Form 10-Q
period 1995-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1995-11-20
CIK 823560

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED SEPTEMBER 30, 1995   COMMISSION FILE NUMBER 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                             59-2740462
         --------                                             ----------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER ID NUMBER)
INCORPORATION OR ORGANIZATION)


             12920 AUTOMOBILE BOULEVARD, CLEARWATER, FLORIDA  34622
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 576-6311
                                                           --------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                              -------    -------

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                             OUTSTANDING AT SEPTEMBER 30, 1995
           -----                             ---------------------------------

COMMON STOCK, $.01 PAR VALUE                             3,992,832
PREFERRED STOCK, $.0001 PAR VALUE                        6,500,000

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                     INDEX


                                                                                                      Page
                                                                                                      ----
Part I - Financial Information
------------------------------


Item 1.     Financial Statements

     Consolidated Balance Sheets -
         September 30, 1995 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .      1


     Consolidated Statements of Operations -
         Three months and six months ended September 30, 1994 and 1995  . . . . . . . . . . . . .      2


     Consolidated Statement of Changes in Stockholders' Equity -
         Six months ended September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .      3


     Consolidated Statements of Cash Flows -
         Six months ended September 30, 1994 and 1995 . . . . . . . . . . . . . . . . . . . . . .      4


     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . .   5-14


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .     15



Part II - Other Information
---------------------------


Item 3.  Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21


                        PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MEDICAL TECHNOLOGY SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                     ASSETS

                                                                               September 30,         March 31,
                                                                                   1995                1995
                                                                                   ----                ----
                                                                                (Unaudited)        (Unaudited)
CURRENT ASSETS:
  Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     553          $     896
  Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . .           4,474              4,794
  Income Taxes Receivable . . . . . . . . . . . . . . . . . . . . . . . .             160                808
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,817              7,105
  Prepaids and Other  . . . . . . . . . . . . . . . . . . . . . . . . . .             340                197
                                                                                ---------          ---------
    Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .          12,344             13,800

Property and Equipment, Net . . . . . . . . . . . . . . . . . . . . . . .          16,412             19,450

OTHER ASSETS:

  Software Development Costs, Net . . . . . . . . . . . . . . . . . . . .           1,186              1,306
  Goodwill, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,625              2,613
  MedServ(TM) Development and Related Software, Net . . . . . . . . . . .           2,115              3,012
  Development Costs of Joint Ventures . . . . . . . . . . . . . . . . . .             518              4,657
  Patents, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             813                760
  Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,331              1,057
                                                                                ---------          ---------

    Total Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .           9,588             13,405
                                                                                ---------          ---------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  38,344          $  46,655
                                                                                =========          =========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt  . . . . . . . . . . . . . . . . .       $  28,028          $   1,187
  Accounts Payable-Trade and Accrued Liabilities  . . . . . . . . . . . .           5,966              4,599
                                                                                ---------          ---------
    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .          33,994              5,786

Long-Term Debt, Less Current Maturities . . . . . . . . . . . . . . . . .           1,132             23,728
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .              20              1,660
Minority Interest in Joint Venture  . . . . . . . . . . . . . . . . . . .            (262)              (159)
                                                                                ---------          ---------
    Total Liabilities                                                             34,884              31,015
                                                                                ---------          ---------
STOCKHOLDERS' EQUITY:
  Voting Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . .               1                  1
  Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              40                 40
  Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . . .           7,946              7,941
  Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,196)             7,989
  Less: Treasury Stock  . . . . . . . . . . . . . . . . . . . . . . . . .            (331)              (331)
                                                                                ---------          ---------
     Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .           3,460             15,640
                                                                                ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . .       $  38,344          $  46,655
                                                                                =========          =========

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)

                                                              Three Months Ended        Six Months Ended
                                                                September 30,             September 30,
                                                                1995        1994        1995         1994
                                                             -------     ----------  ----------   ----------
REVENUE:
  Net Sales and Services  . . . . . . . . . . . . . . .    $    6,002   $    5,107      12,529         9,975

COSTS AND EXPENSES:
  Cost of Sales   . . . . . . . . . . . . . . . . . . .        (4,465)      (2,518)     (8,835)       (4,974)
  Selling, General and Administrative   . . . . . . . .        (3,299)        (825)     (5,354)       (1,666)
  Terminated Joint Venture Expense  . . . . . . . . . .        (4,571)           0      (4,571)            0
  Loss on Early Retirement of Fixed Assets  . . . . . .        (3,000)           0      (3,000)            0
  Project and Product Development   . . . . . . . . . .        (1,574)           0      (1,574)            0
  Loss on Inventory Revaluation     . . . . . . . . . .        (1,018)           0      (1,018)            0
  Depreciation and Amortization   . . . . . . . . . . .          (530)        (273)       (866)         (548)
  Interest, net   . . . . . . . . . . . . . . . . . . .          (641)        (344)     (1,207)         (499)
                                                           ----------   ----------   ---------     ---------
    Total Costs and Expenses  . . . . . . . . . . . . .       (19,098)      (3,960)    (26,425)       (7,687)
                                                           ----------   ----------   ---------     ---------
  Income (Loss) Before Income Taxes and Minority Interest     (13,096)       1,147     (13,896)        2,288
    Income Tax Benefit  (Expense)   . . . . . . . . . .         1,338         (436)      1,608          (870)
                                                           ----------   ----------   ---------     ---------
  Income (Loss) Before Minority Interest  . . . . . . .       (11,758)         711     (12,288)        1,418
    Minority Interest   . . . . . . . . . . . . . . . .            59            0         103             0
                                                           ----------   ----------   ---------    ----------
  Net Income (Loss)   . . . . . . . . . . . . . . . . .      ($11,699)  $      711    ($12,185)   $    1,418
                                                           ==========   ==========   =========    ==========

PRIMARY NET EARNINGS (LOSS) PER COMMON SHARE:
    Net Income  . . . . . . . . . . . . . . . . . . . .       ($ 2.93)  $     0.18      ($3.05)   $     0.36
                                                           ==========   ==========   =========    ==========

    Weighted average Common Shares outstanding, Primary     3,992,832    3,968,332   3,992,832     3,968,332

ASSUMING FULLY DILUTED NET EARNINGS (LOSS)
PER COMMON SHARE:
    Net Income  . . . . . . . . . . . . . . . . . . . .    $    (2.93)  $     0.15     ($ 3.05)   $     0.31
                                                           ==========   ==========    ========    ==========
   Weighted average Common Shares outstanding,
   Assuming Fully Diluted . . . . . . . . . . . . . . .     3,992,832    4,595,416    3,992,832    4,595,416
                                                           ==========   ==========    =========   ==========





The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED SEPTEMBER 30, 1995
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     COMMON STOCK
                                          ----------------------------------------------------------------------

                                          Number     $.01      Capital in
                                            of        Par       Excess of    Retained    Treasury
                                          Shares     Value      Par Value    Earnings      Stock         Total
                                          ------     -----      ---------    ---------   ---------     ---------
Balance, March 31,1995  . . . . . . .   4,026,832    $   40       $7,941     $   7,989    $  (331)     $  15,639

Stock Issued  . . . . . . . . . . . .       6,000                 $    5                               $       5

Net Loss for Three Months
  Ended June 30, 1995   . . . . . . .                                        $    (486)                $    (486)
                                        ------------------------------------------------------------------------
Balance, June 30, 1995  . . . . . . .   4,032,832    $   40       $7,946     $   7,503    $  (331)     $  15,158

Net Loss for Three Months
  Ended September 30, 1995  . . . . .                                        $ (11,699)                $ (11,699)
                                        ------------------------------------------------------------------------

Balance september 30, 1995  . . . . .                $   40       $7,946     $  (4,196)   $  (331)     $   3,459
                                        ------------------------------------------------------------------------


                                                                 VOTING PREFERRED STOCK
                                        -----------------------------------------------------------------------
                                          Number      $.0001
                                            of         Par
                                          Shares      Value
                                        ---------     ------
Balance, March 31, 1995 . . . . . . .   6,500,000     $    1                                            $     1
                                        ---------     ------                                            -------

Balance, June 30, 1995  . . . . . . .
                                        6,500,000     $    1                                            $     1
                                        ---------     ------                                            -------

Balance, September 30, 1995 . . . . .   6,500,000     $    1                                            $     1
                                        ---------     ------                                            -------

Total Stockholders' Equity,
  September 30, 1995  . . . . . . . .                                                                   $ 3,460
                                                                                                        =======



The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars In Thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                               1995                  1994
                                                                             --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (12,185)          $    1,418

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
by Operating Activities:
  Depreciation and Amortization of Goodwill, Patents and Other Assets              866                  548
  Software Amortization Included in Cost of Sales   . . . . . . . . . .             51                - 0 -
  Minority Interest   . . . . . . . . . . . . . . . . . . . . . . . . .           (103)               - 0 -
  Loss on Disposition of Fixed Assets   . . . . . . . . . . . . . . . .          3,000                - 0 -
  Project and Product Development Expenses, Net   . . . . . . . . . . .          1,174                - 0 -
  Terminated Joint Venture Expense  . . . . . . . . . . . . . . . . . .          4,571                - 0 -
  (Increase) Decrease in Accounts Receivable and Income Tax Receivable             968                 (521)
  (Increase) Decrease in Inventories  . . . . . . . . . . . . . . . . .            288               (1,348)
  (Increase) Decrease in Prepaid Expenses and other Assets  . . . . . .           (143)                (166)
  Increase (Decrease) in Accounts Payable and other Accrued Liabilities          1,367                 (180)
  Increase (Decrease) in Income Taxes Payable and Deferred Taxes  . . .         (1,640)                (298)
                                                                           -----------           ----------

Net Cash Used for Operating Activities  . . . . . . . . . . . . . . . .         (1,786)                (547)
                                                                           -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Expended for Property and Equipment . . . . . . . . . . . . . . . . . .           (564)              (3,515)
Expended for Software Development . . . . . . . . . . . . . . . . . . .           (247)                (391)
Expended for Development Costs of Joint Ventures  . . . . . . . . . . .           (453)               - 0 -
Expended for Other Assets . . . . . . . . . . . . . . . . . . . . . . .           (931)              (2,792)
                                                                           -----------           ----------
Net Cash Used by Investing Activities . . . . . . . . . . . . . . . . .         (2,195)              (6,698)
                                                                           -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes Payable, Long-Term Debt . . . . . . . . . . . . . . .        (14,601)              (3,987)
Net Proceeds from Line of Credit  . . . . . . . . . . . . . . . . . . .         18,234               11,354
Issuance of Common Stock  . . . . . . . . . . . . . . . . . . . . . . .              5               - 0 -
                                                                           -----------           ----------
Net Cash Provided by Financing Activities . . . . . . . . . . . . . . .          3,638                7,367
                                                                           -----------           ----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . .           (343)                 122

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . .            896                  365
                                                                           -----------           ----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .    $       553           $      487
                                                                           ===========           ==========


The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1 - BACKGROUND INFORMATION

         Medical Technology Systems, Inc., a Delaware corporation, incorporated in March of 1984, provides a diverse line of products and services to providers of prescription pharmaceuticals in nursing homes, hospitals and other assisted care facilities. The Company's products and services consist of three product lines which are: (i) the core business of manufacturing and selling proprietary medication dispensing systems and punch cards for use by pharmacy providers in dispensing prescription medicines to nursing homes; and the repackaging operation of Vangard Laboratories, Inc. acquired from Owens and Minor, Inc., in June 1992, which packages generic pharmaceuticals in individual unit doses primarily for the hospital and institutional pharmacy markets; (ii) medication dispensing information systems developed by Medication Management Systems, Inc. and Performance Pharmacy Systems, Inc. being marketed as MedServ - Floor Stock ("FS"), MedServ - Electronic Medication Administration Record ("EMAR") lines consisting of mobile computerized medication administration systems for hospitals and nursing homes, and Performance hospital pharmacy computer system, respectively; and, (iii) the clinical laboratory service business of supplying diagnostic testing services to the medical profession that is conducted by Medical Technology Laboratories, Inc.

         On November 3, 1993, the Company signed a joint venture agreement which created Glasgow Pharmaceutical Corporation for the purpose of marketing and selling pharmaceutical products, primarily prefilled medication cards, to the long-term health care industry. Glasgow Pharmaceutical Corporation is 50% owned by Vangard Labs, Inc. and 50% by Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The Company has been notified by Creighton Products Corporation that Creighton no longer wishes to engage in the joint venture activities.

         As of September 30, 1995, the Company was in non-compliance with certain provisions of its loan facility with SouthTrust and Daiwa Bank which required treating all loans from the Banks as current liability. The Company is presently engaged in negotiations to restructure its debt with its Banks and believes that it enjoys their continued support. Additionally, on November 2, 1995, Daiwa Bank announced that it would cease operations in the United States and seek a buyer for its existing loan portfolio. At this time, the Company is not in a position to fully evaluate the potential impacts of the Daiwa Bank departure from the market on the Company. However, the Company continues to believe that a satisfactory outcome to the pending restructuring negotiations can be achieved, although no assurances can be made at this time. Management has identified the need to raise additional equity capital as a prerequisite to a successful restructuring of the debt. The Company is actively engaged in attempting to raise this capital; however, the probable effect of raising such additional equity will be dilutive to the existing shareholders of the Company. There can be no assurance that the Company will be able to secure such additional equity funding or that the Company will ultimately be successful in
satisfactorily restructuring its debt  obligations.   Should the company be
unsuccessful in either restructuring its debt with the Banks or raising additional equity capital, the Company would be unable to fund its current and future working capital needs from internally generated funds. Due to these significant uncertainties, and if the Company is unable to successfully restructure its credit facility by fiscal year end 1996, the outside independent accountants would in all likelihood render an adverse opinion on the Company's 1996 audited financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

         The consolidated financial statements include the accounts of Medical Technology Systems, Inc. and its subsidiaries, MTS Packaging, Inc., Medical Technology Laboratories, Inc., Clearwater Medical Services, Inc., Clinical Diagnostic Center, Inc., Vangard Labs, Inc., Performance Pharmacy Systems, Inc., Medication Management Systems, Inc., Vangard Pharmaceutical Packaging, Inc., Medication Management Technologies, Inc., MTS Sales & Marketing, Inc., Systems Professionals, Inc. and Glasgow Pharmaceutical Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made in the Company's consolidated prior years financial statements for comparability to the current year's statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories at interim dates are valued using the gross profit method.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over a five to thirty year period. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment is sold or retired, the applicable cost and accumulated depreciation is eliminated from the accounts and any gain or loss is recorded.

Software Development Cost

         The Company capitalizes software development costs in accordance with the guidelines set forth in Financial Accounting Standard #86. All costs associated with the software development from the point of technological feasibility to its general distribution to customers are capitalized and, subsequently, amortized over an eight-year period.

Goodwill

         Goodwill represents amounts paid in excess of fair market value of assets acquired by the Company in the purchase of other companies. These amounts are amortized over a forty-year period.

MedServ Development

         MedServ product development costs will be amortized using the greater of a units of production basis or a straight-line method over a five period.

Development Costs of Joint Ventures

         Costs of the Joint Ventures are incurred in developing products and markets for the joint ventures' activities. These amounts will be amortized on a unit of production basis. The Company uses the equity method of accounting for their investment in MVI-MTS Ventures Inc. joint venture.

Other Assets

         Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

Earnings Per Share

         Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution were computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants and options to purchase common stock.

Income Taxes

         Deferred income taxes are provided for when transactions are reflected in income for financial reporting purposes in a year other than the year of their inclusion in taxable income. For income tax purposes, the Company uses accelerated methods of depreciation and amortization.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Treasury Stock

         The Company records its treasury stock at cost.


NOTE 3 - ACCOUNTS RECEIVABLE

During the second quarter of fiscal year 1996, the company determined that an early version of its software product was no longer viable in the market place. Accordingly, the company has ceased marketing this early version of software and has recognized a $400,000 reserve against associated receivables for credits to those installed users of the early software version. This expense has been treated as a project and product development expense in the accompanying financial statements.

Accounts Receivable consist of the following:

                                                                            September 30,           March 31,
                                                                                 1995                  1995
                                                                               --------              --------
                                                                                 (Dollars in Thousands)
         Accounts Receivable at Gross . . . . . . . . . . . . . . . . .        $ 5,240               $4,981
         Less: Allowance for Doubtful Accounts  . . . . . . . . . . . .           (766)                (187)
                                                                               -------               ------
                                                                               $ 4,474               $4,794
                                                                               =======               ======

Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.


NOTE 4 - INVENTORIES

As a result of the proposed termination of the Glasgow Pharmaceutical Corporation (GPC) joint venture, during the current reporting period the company reduced the net carrying value of inventory produced and carried in its Vangard division for GPC by $505,000. Additionally, during the current period, the Company conducted a review of its cost basis in inventory in its Medical Management Systems, Inc. (MMS) division. As result of the decision to cease marketing an early version if its automated dispensing software product, the company has reduced the net carrying value of inventory held by MMS associated with the product in the amount of $229,000. As a result of a review of its inventory during the second quarter of 1996 in its MTS Packaging division, the Company reduced the value of its inventory by $284,000 in this divison to more realistically reflect current net realizable value.

  Inventories consist of the following:


                                                               September 30,    March 31,
                                                                   1995           1995
                                                                 -------        -------
                                                                 (Dollars In Thousands)
         Raw Material . . . . . . . . . . . . . . . . . . . . .  $ 2,364        $ 1,648
         Finished Goods and Work in Process . . . . . . . . . .    4,453          5,457
                                                                 -------        -------
                                                                 $ 6,817        $ 7,105
                                                                 =======        =======


        Substantially all of the Company's inventories are pledged as collateral on bank notes.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995




NOTE 5 - PROPERTY AND EQUIPMENT

During the second quarter of 1996, the Company changed some of its toolings and methods of production in its MTS Packaging division and made the decision to discontinue servicing certain accounts on a job shop basis. As a result of these changes, certain assets were removed from production due to functional obsolescence. The Company also expensed certain other fixed assets withdrawn from service during the period. These assets were written down to salvage value resulting in a charge against net book value of $3,000,000.

  Property and equipment consists of the following:

                                                                           September 30,          March 31,
                                                                               1995                 1995
                                                                           -------------         ----------
                                                                                 (Dollars in Thousands)
         Property and Equipment . . . . . . . . . . . . . . . . . . . .        $20,314              $23,542
         Leasehold Improvements . . . . . . . . . . . . . . . . . . . .            502                1,123
                                                                               -------              -------
                                                                                20,816               24,665
         Less: Accumulated  Depreciation and Amortization . . . . . . .         (4,404)              (5,215)
                                                                               -------              -------
                                                                               $16,412              $19,450
                                                                               =======              =======

        Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995





NOTE 6 - DEVELOPMENT COSTS, GOODWILL AND OTHER ASSETS

On March 17, 1995 the Company entered into an agreement to purchase substantially all of the clinical laboratory accounts of Independent Clinical Laboratory, Inc. d/b/a/ Tampa Pathology Laboratory. The purchase agreement provides for the purchase price to be determined based upon a multiple of collected cash revenues over the eight month billing period March 1, to October 31, 1995. Substantially all of the costs of acquisition to date have been capitalized into goodwill.

During the second quarter of fiscal year 1996, the company determined that an early version of its automated medication dispension product was not viable in the market place. Accordingly the company has ceased marketing this early version of software and has expensed $1,174,000 of costs which had been previously capitalized related thereto.

Software development costs, goodwill and other assets consist of the following:


                                                                            September 30,         March 31,
                                                                                1995               1995
                                                                             ---------          ---------
                                                                                (Dollars In Thousands)
Software Development Costs  . . . . . . . . . . . . . . . . . . . . . .        $ 1,506              $ 1,555
  Less: Accumulated Amortization  . . . . . . . . . . . . . . . . . . .           (320)                (249)
                                                                               -------              -------
                                                                               $ 1,186              $ 1,306
                                                                               -------              -------

Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,907              $ 2,809
  Less: Accumulated Amortization  . . . . . . . . . . . . . . . . . . .           (282)                (196)
                                                                               -------              -------
                                                                               $ 3,625              $ 2,613
                                                                               -------              -------

MedServ Development and Related Software  . . . . . . . . . . . . . . .        $ 2,193              $ 3,027
  Less: Accumulated Amortization  . . . . . . . . . . . . . . . . . . .            (78)                 (15)
                                                                               -------              -------
                                                                               $ 2,115              $ 3,012
                                                                               -------              -------
Patents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   935              $   853
  Less: Accumulated Amortization  . . . . . . . . . . . . . . . . . . .           (122)                 (93)
                                                                               -------              -------
                                                                               $   813             $    760
                                                                               -------              -------
Other Assets:
  Acquisition of Business   . . . . . . . . . . . . . . . . . . . . . .        $   485             $    219
  Finance Costs   . . . . . . . . . . . . . . . . . . . . . . . . . . .            400                  337
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            584                  584
    Less: Accumulated Amortization  . . . . . . . . . . . . . . . . . .           (138)                 (83)
                                                                               -------              -------
                                                                               $ 1,331              $ 1,057
                                                                               -------              -------

Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


NOTE 7 - LONG-TERM DEBT

On March 17, 1995 the Company entered into an agreement to purchase substantially all of the clinical laboratory accounts of Independent Clinical Laboratory, Inc. d/b/a/ Tampa Pathology Laboratory. The purchase agreement provides for the seller to provide purchase money financing over a period of indeterminant years without interest. Variable monthly payments are to equal 25% of collections from the purchased accounts. Accordingly, the obligation has been discounted to net present value based upon estimated future payment amounts and the Company's incremental borrowing rate.

Long-term debt consists of the following:

                                                                             September 30,          March 31,
                                                                                1995                  1995
                                                                             ------------           --------
                                                                                  (Dollars in Thousands)
Note payable; interest at bank prime plus  1/2%; or LIBOR rate plus 2 1/4%;
  payable $109,118 per month plus interest, due September, 1998   . . .        $10,616             $  9,595

Community Development Block Grant loan payable $2,394 per month,
  including imputed interest of 3%; due March, 2004   . . . . . . . . .            215                  226

Bank line of credit, interest at bank prime plus  1/2%, or LIBOR rate
  plus 2%; interest payable monthly; principal due September, 1996. . .         17,351               14,699

Note Payable; interest at 6%; interest and principal due May, 1999. . .            300                  300

Seller Financing Under Tampa Pathology Acquisition Agreement,
   face value of $783,226 discounted at Prime 1/2, variable monthly payment
  until satisfied (unamortized discount $179,000) . . . . . . . . . . .            604                    0

Other Notes; interest and principal payable monthly at $4,000; due
  through April 1997  . . . . . . . . . . . . . . . . . . . . . . . . .             74                   95
                                                                              --------             --------

Total Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .         29,160               24,915

Less Current Portion  . . . . . . . . . . . . . . . . . . . . . . . . .        (28,028)              (1,187)
                                                                              --------             --------

LONG-TERM DEBT DUE AFTER 1 YEAR . . . . . . . . . . . . . . . . . . . .       $  1,132             $ 23,728
                                                                              ========             ========

         The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of September 30, 1995:

                                            (Dollars In Thousands)
                          1996  . . . . . . . . . . . . . . . . . . . . .  $    28,028
                          1997  . . . . . . . . . . . . . . . . . . . . .  $        59
                          1998  . . . . . . . . . . . . . . . . . . . . .  $        24
                          1999  . . . . . . . . . . . . . . . . . . . . .  $        25
                          2000  . . . . . . . . . . . . . . . . . . . . .  $       326
                          Thereafter  . . . . . . . . . . . . . . . . . .  $        94


         Interest paid amounted to $1,183,445 and $455,834 for the six months ended September 30, 1995 and 1994, respectively. The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at September 30, 1995 was 8.75%.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995





NOTE 7 - LONG-TERM DEBT (CONT'D)

         Notes payable and bank line of credit contain certain restrictive covenants. The major restrictions concern working capital, tangible net worth, debt service, and limitations on capital expenditures and payment of dividends among others.

         As of September 30, 1995, the Company was not in compliance with certain covenants of its loan facility with the Bank. The Company has requested, but not received, a waiver of such covenants, and consequently, the balance of the long term portion of the obligation owed the Bank has been transferred to current maturities of long term debt. The Company is actively engaged in negotiations to restructure its debts with the Bank. However, no assurances can be made that the company will be successful in restructuring its debt and obtaining additional funding from the Bank. Should the company be unsuccessful in restructuring its obligations with the Bank, the Company would be unable to meet its current and future working capital needs from internally generated funds sources.

         In March 1995, the Company signed an expanded $30,000,000 loan facility with SouthTrust Bank of Alabama, N.A. This new facility provides for a $17,432,000 revolver with a maturity of September, 1996, and a $12,568,000 term credit. Both credits provide for prime rate based interest with a LIBOR option provision. As of September 30, 1995, the Company had fully utilized its bank facility; additionally, as a result of its non-compliance with certain loan covenants contained in the facility, the Company does not have any present or future borrowing capacity under this credit facilities.


NOTE 8 - LEASE COMMITMENTS

         The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of September 30, 1995:

                                                                      (Dollars In Thousands)
                           1996 . . . . . . . . . . . . . . . . . . . . . . .  $   385
                           1997 . . . . . . . . . . . . . . . . . . . . . . .  $   354
                           1998 . . . . . . . . . . . . . . . . . . . . . . .  $   285
                           1999 . . . . . . . . . . . . . . . . . . . . . . .  $   159
                           Thereafter . . . . . . . . . . . . . . . . . . . .  $     0


         Rent expense amounted to $241,597 and $192,394 for the six months ended September 30, 1995 and 1994, respectively.


NOTE 9 - 401(K) PROFIT SHARING PLAN

         During the year ended March 31, 1994 the Company established a 401(K) profit sharing plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the six months ended September 30, 1995 the Company made no contributions to the Plan.

NOTE 10 - SELF INSURANCE PLAN

         During the year ended March 31, 1993, the Company established a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant. The maximum exposure in the aggregate to the Company under this self-insurance plan is limited to approximately $431,000.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995



NOTE 11 - RELATED PARTY TRANSACTIONS

         Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family Revocable Trust ("Trust") which is a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the company for certain technologies and patents on machine and product designs.

         Under the terms of the amended agreement, the Company is required to pay to the trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies.

         Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding common stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock which has two votes per share for all matters submitted to the holders of the common stock of the Company.

NOTE 12 - TAXES

         Income taxes receivable as of September 30, and March 31, 1995 represent refunds of 1995 estimated federal and state taxes previously paid.

         The Company had a tax net operating loss for the year ended March 31, 1995 of approximately $3.9 million. The Company elected to forgo carryback of the loss so that the full amount of the net operating loss will be available to offset future taxable income. This net operating loss carryforward will expire in 2010.

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method for accounting for income taxes, which requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Under this method, income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted. Deferred taxes resulted from differences in timing of deductions recognized for tax and financial reporting purposes.

         The effective tax rate (benefit) for the six month period ended September 30, 1995 amounted to approximately 12% which is lower than the statutory rate of approximately 38%. The reason for the difference is that the company has determined in accordance SFAS No. 109 not to recognize a deferred tax asset based upon underlying net operating loss carryforwards of the company for State and Federal taxation purposes.

         The Florida State Department of Revenue has examined the Company's sales and use tax and intangible tax returns for the period January, 1988 through December, 1993. The State proposed an assessment of approximately $1.8 million including taxes, penalties and interest. A protest has been filed by the Company as it was informed by its counsel on July 18, 1995. The Company believes the amount of additional tax owed, if any, is substantially less than the State has suggested, and intends to vigorously defend its position. A large portion of the additional tax owed, if any, would be treated as an addition to the cost of equipment and depreciated over a 15 year life.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995




NOTE 13 - STOCKHOLDERS' EQUITY

     Stockholders' Equity consists of the following:

                                                                           September 30,          March 31,
                                                                               1995                 1995
                                                                             --------              -------
         Voting Preferred Stock:
           Par value $.0001 per share
           Authorized Shares  . . . . . . . . . . . . . . . . . . . . .       7,500,000            7,500,000
           Outstanding Shares . . . . . . . . . . . . . . . . . . . . .       6,500,000            6,500,000
           Issued Shares  . . . . . . . . . . . . . . . . . . . . . . .       6,500,000            6,500,000

         Common Stock:
           Par value $.01 per share
           Authorized Shares  . . . . . . . . . . . . . . . . . . . . .      25,000,000           25,000,000
           Outstanding Shares . . . . . . . . . . . . . . . . . . . . .       3,992,832            3,986,832
           Issued Shares  . . . . . . . . . . . . . . . . . . . . . . .       4,032,832            4,026,832

         The Company has outstanding 1,200,000 warrants exercisable to purchase one share of Common Stock at $7.00 per share, which were issued in connection with its July 1991 public offering. In addition, the Company has outstanding 120,000 warrants, which were issued to the underwriter of the July 1991 offering, exercisable to purchase one share of Common Stock at $7.00 per share. These warrants expire on July 9, 1996 and are callable by the Company, upon 30 days written notice, at $.05 per warrant.

         The Company has issued 68,750 options to purchase shares of the Company's common stock at $1.00 per share. These options will expire on April 1, 1998, but can only be exercised after April 1, 1997.

         As of March 31, 1995, 400,000 shares of common stock are reserved for issuance to employees under the Company's Employee Stock Option Plan.

         During fiscal 1995, options to acquire 80,000 shares of common stock at an exercise price of $5.625 were issued to officers of the Company. These options will expire in March, 2005. In addition, during fiscal 1995, these officers were issued options to acquire 40,000 shares of common stock at an exercise price of $5.625. These options will expire on March, 2005.

         During fiscal 1995, the Company entered into stock appreciation rights agreements with its officers. These agreements, which are for a term of 10 years, call for additional compensation payable annually equal to 6.5% of the total of the incremental increase in the value of the Company's outstanding stock.

         During fiscal 1995, options to acquire 39,000 shares of common stock at an exercise price of $5.625 were issued to outside directors of the Company. These options will expire in August, 2004, but can only be exercised after August, 1995.

         During fiscal 1996, options to acquire 40,000 shares of common stock at an exercise price of $5.625 were issued to officers of the Company. These options will expire in March, 2006.

         During fiscal 1996, options to acquire 19,000 shares of common stock at an exercise price of $5.625 were issued to outside directors of the Company. These options will expire in August, 2005, but can only be exercised after August, 1996.

         No dividends have ever been paid on either the Company's Common or Preferred Stock outstanding.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


NOTE 14 - DEVELOPMENT COSTS OF JOINT VENTURES

         The Company has incurred development costs for the following joint ventures:

                                                                              September 30,        March 31,
                                                                                 1995                1995
                                                                              ------------        -----------
                                                                                 (Dollars In Thousands)
                          Glasgow Pharmaceutical Corporation  . . . . . . .     $     0           $    4,194
                          MVI - MTS Venture, Inc., Net. . . . . . . . . . .     $   518                  463

                                                                                $   518           $    4,657
                                                                                ========          ==========


          On November 3, 1993, the Company signed a joint venture agreement which created Glasgow Pharmaceutical Corporation for the purpose of marketing and selling pharmaceutical products, primarily prefilled medication cards, to the long-term health care industry. Glasgow Pharmaceutical Corporation is 50% owned by Vangard Labs, Inc. and 50% by Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The Company has been notified by Creighton Products Corporation that Creighton no longer wishes to pursue the joint venture. As a result of the proposed termination of the joint venture, the company expensed $4,571,000 of suspended project and product development costs related thereto.

          During January, 1995, the Company signed a Joint Venture Agreement with a software development company which established MVI-MTS Venture, Inc. to develop and market a medication administration system and related software.

          This Joint Venture Agreement provides that each partner shall fund twelve monthly payments of $17,500, totaling $210,000. The Company has agreed to advance its Joint Venture partner the funds necessary for the partner to fund its commitment. These advances by the Company to its partner are to be repaid on January 6, 1998, and are evidenced by a Promissory Note and Security Agreement. As of September 30, 1995, the Company had advanced $215,000 and is obligated to advance an additional $105,000 on behalf of itself and its partner.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: QUARTER ENDED SEPTEMBER 30, 1995
COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1994:

         Net sales for the three months ending September 30, 1995 increased 17% to $6.0 million from $5.1 million in the comparable three month period ending September 30, 1994 primarily due to higher sales from the Company's pharmaceutical dispensing systems divisions and clinical laboratory divisions.

         Cost of sales for the three months ending September 30, 1995 increased by 80% to $4.5 million from $2.5 million over the comparable period last year. Gross profit margin in the three months ending September 30, 1995 decreased to 25% from 50% in the same period last year. This decrease in gross profit was primarily the result of lower margins on sales experienced in the Company's pharmaceutical dispensing system division and the changing mix of the Company's sales toward greater sales volume in the Vangard Labs division which historically generates a lower gross profit margin than the other operations within the Company. The expansion of this business, combined with the introductory pricing of new pharmaceutical products, has resulted in a lower gross profit margin for the Company on a blended basis. The Company expects that future gross profit margins will benefit from its ongoing effort to lower its drug acquisition costs for these products through previously announced newly established purchasing alliances and will further benefit from recently instituted production cost efficiency initiatives.

         Selling, general and administrative expenses ("SG&A") for the three months ending September 30, 1995, increased 312% to $3.3 million from $0.8 million in the comparable three month period ending September 30, 1994 primarily due to higher expenses on increased sales reported, increased expenses related to an earlier decision to expense development costs and increased marketing expenses for the Company's MedServ(TM) product line, without corresponding increases in MedServ product sales. Management is in the process of instituting operational changes aimed at reducing overhead and such other austerity measures as necessary with a goal of achieving lower absolute SG&A expenses.

         Terminated joint venture expense in the current period of $4.6 million dollars represents a write-off of the Company's investment (exclusive of its direct investment) in the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceutical Corporation (CPC). The Company and CPC have recently experienced divergent opinions as to the purpose of the joint venture. CPC has determined that the joint venture does not contribute to their long-term strategy and has sought to withdraw from the joint venture. The Company has entered into new drug purchasing alliances. These alliances allow the Company to make use of a broader spectrum of competitively priced drugs, thus significantly lowering the Company's future drug acquisition costs.

         The Company is currently evaluating and negotiating the terms of a termination of this joint venture with CPC. The Company intends to seek reimbursement from CPC for costs incurred related to the formation, start-up and operation of the joint venture. Management cannot predict or quantify the final terms or conditions of the joint venture termination; however, the current period charge represents the Company's best estimate of the related expense at this time. Management believes the Company has a strong basis to seek a substantial payment from CPC to terminate the joint venture. No assurance can be given that the joint venture will be terminated on terms favorable to the Company. In addition to terminated joint venture expense, the Company recognized a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging division for the joint venture.

         The Company recorded a loss primarily for the early retirement of fixed assets during the current period of $3.0 million. The expense relates primarily to obsoleted packaging equipment arising from the change over to automated production equipment in its packaging division and the decision during the current period to cease servicing marginal accounts on a job shop service basis. In addition the Company expensed certain other fixed assets withdrawn from service during the period.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


         During the current period, the Company recognized project and product development costs in the amount of $1.6 million dollars in its Medication Management Systems ("MMS") division. The charge relates to expensing of an early version of the Company's automated medication dispensing software. Of the $1.6 million charge, approximately $400,000 represents a reserve for credits to installed customers of this early version. In addition to project and product development expense, the Company recognized a related valuation allowance in the amount of approximately $229,000 on inventory carried in its MMS division for the automated dispensing product.

         Loss on inventory valuation of $1.0 million represents previously discussed valuation allowances relating to the curtailment of the GPC joint venture and the expensing of project and product development costs of $505,000 and $229,000, respectively. An additional $284,000 of valuation allowance was recognized in the Company's packaging division to adjust inventory to the lower of cost or market.

         Interest expense for the three months ending September 30, 1995, increased 100% to $0.6 million from $0.3 million in the comparable three month period ending September 30, 1994. The increase reflects both higher interest rates incurred on the Company's bank debt and a significant increase in the level of that debt. The Company has used its credit facilities to support higher levels of inventory and accounts receivables, and to complete development of its MedServ Products. The Company is currently in negotiation with its Banks to restructure its credit facilities (see also Liquidity, Capital Resources and Cash Flow section hereafter).

         The Company experienced a loss before income taxes and minority interest of $13.1 million for the three months ending September 30, 1995, as compared to income of $1.1 million for the year ago period. This loss is primarily attributable to the expensing of $4.6 million in terminated joint venture expenses related to the Glasgow Pharmaceutical joint venture, expenses relating to early retirement of fixed assets in the MTS Packaging division in the amount of $3.0 million, the expensing of $1.6 million in early version software and related costs in the company's Medication Management Systems division, and a $1.0 million inventory valuation charge.

          For the current period, a provision for income taxes applied at a rate of 10% was utilized and applied against current period net income up to the amount of the company's deferred tax liability resulting in a tax benefit of $1.3 million. No further tax benefit has been recognized with respect to operation loss carry forwards since there is no assurance of their subsequent realization at this time.

         After the minority interest, the Company had a loss of $11.7 million for the three month period ending September 30, 1995 as compared to a net income of $0.7 million for the comparable period ending September 30, 1994. On a fully diluted per share basis, net loss for the period was $2.93 as compared to earnings of $0.15 for the prior year's quarter on the weighted average number of shares outstanding.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1995
COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1994:

         Net sales for the six months ending September 30, 1995 increased 25% to $12.5 million from $10.0 million in the comparable period last year primarily due to higher sales from the Company's pharmaceutical dispensing systems and clinical laboratory divisions.

         Cost of sales for the six months ending September 30, 1995 increased by 76% to $8.8 million from $5.0 million over the comparable period last year. Gross profit margin in the six months ending September 30, 1995 decreased to 29% from 50% in the same period last year. This decrease in gross profit was primarily the result of lower margins on sales experienced in the Company's pharmaceutical dispensing system division and the changing mix of the Company's sales towards greater sales volume in the Vangard Labs division which historically generates a lower gross profit margin than the other operations within the Company. The expansion of this business, combined with the introductory pricing of new pharmaceutical products, has resulted in a lower gross profit margin for the Company on a blended basis. The Company expects that future gross profit margins will benefit from its on-going effort to lower its drug acquisition costs for these products through previously announced newly established purchasing alliances and will further benefit from recently instituted production cost efficiency initiatives.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995



          SG&A for the six months ending September 30, 1995 increased 217% to $5.4 million from $1.7 million in the comparable period last year primarily due to higher expenses on increased sales reported, increased expenses related to an earlier decision to expense development costs and increased marketing expenses for the Company's MedServ(TM) product line, without corresponding
increases in MedServ product sales.   Management is in the process of
instituting operational changes aimed at reducing overhead and such other austerity measures as necessary with a goal of achieving lower absolute SG&A expenses.

         Terminated joint venture expense in the current period of $4.6 million dollars represents a write-off of the Company's investment (exclusive of its direct investment) in the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceutical Corporation (CPC). The Company and CPC have recently experienced divergent opinions as to the purpose of the joint venture. CPC has determined that the joint venture does not contribute to their long-term strategy and has sought to withdraw from the joint venture. The Company has entered into new drug purchasing alliances. These alliances, allow the Company to make use of a broader spectrum of competitively priced drugs, thus significantly lowering the Company's future drug acquisition costs.

         The Company is currently evaluating and negotiating the terms of a termination of this joint venture with CPC. The Company intends to seek reimbursement from CPC for costs incurred related to the formation, start-up and operation of the joint venture. Management cannot predict or quantify the final terms or conditions of the joint venture termination; however, the current period charge represents the Company's best estimate of the related
expense at this time.   Management believes the Company has a strong basis to
seek a substantial payment from CPC to terminate the joint venture. No assurance can be given that the joint venture will be terminated on terms favorable to the Company. In addition to terminated joint venture expense, the Company recognized a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging division for the joint venture.

         The Company recorded a loss primarily for the early retirement of fixed assets during the current period of $3.0 million. The expense relates primarily to obsoleted packaging equipment arising from the change over to automated production equipment in its packaging division and the decision during the current period to cease servicing marginal accounts on a job shop basis. In addition, the Company expensed certain other fixed assets withdrawn from service during the period.

         During the current period, the Company recognized project and product development costs in the amount of $1.6 million dollars in its Medication Management Systems ("MMS") division. The charge relates to expensing of an early version of the Company's automated medicated dispensing software. Of the $1.6 million charge, approximately $400,000 represents a reserve for credits to installed customers for the early version of the product. In addition to project and product development expense, the Company recognized a related valuation allowance in the amount of approximately $229,000 on inventory carried in its MMS division for the automated dispensing product.

         Loss on inventory valuation of $1.0 million represents previously discussed valuation allowances relating to the curtailment of the GPC joint venture and the expensing of project and product development costs of $505,000
and $229,000, respectively.   An additional $284,000 of valuation allowance was
recognized in the Company's packaging division to adjust inventory to the lower of cost or market.

         Interest expense for the six months ending September 30, 1995 increased 140% to $1.2 million from $0.5 million in the comparable period last year. The increase reflects both higher interest rates incurred on the Company's bank debt and a significant increase in the level of that debt. The Company has used its credit facilities to support higher levels of inventory and accounts receivables, and to complete development of its MedServ Products. The Company is currently in negotiation with its Banks to restructure its credit facilities (see also Liquidity, Capital Resources and Cash Flow section hereafter).

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995





         The Company experienced a loss before income taxes and minority interest of $13.9 million for the six months ending September 30, 1995, as compared to income of $2.3 million for the year ago period. This loss is primarily attributable to the expensing of $4.6 million in terminated joint venture expenses related to the Glasgow Pharmaceutical joint venture, expenses relating to early retirement of fixed assets in the MTS Packaging division in the amount of $3.0 million, the expensing of $1.6 million in early version software and related costs in the company's Medication Management Systems division, and a $1.0 million inventory valuation charge.

          For the current period, a provision for income taxes applied at a rate of 11% was utilized and applied against current period net income up to the amount of the company's deferred tax liability resulting in a tax benefit of $1.6 million. No further tax benefit has been recognized with respect to operation loss carry forwards since there is no assurance of their subsequent realization at this time.

         After the minority interest, the Company had a loss of $12.1 million for the six month period ending September 30, 1995 as compared to a net income of $1.4 million for the comparable period ending September 30, 1994. On a fully diluted per share basis, the loss was $3.05 as compared to earnings of $0.31 for the prior year's comparable six month period on the weighted average number of shares outstanding.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW:

         The Company's net cash used in operating activities was $1.8 million in the current period compared with $0.5 million used in operating activities in the comparable period last year. In this period, cash used by operating activities principally resulted from an increase in prepaid expenses and other assets due primarily to increases in prepaid installation and training costs related to the Company's MedServ product, a decrease in deferred taxes due primarily to full utilization of the Company's deferred tax liability, an increase in accounts payables due primarily to extension of trade terms from suppliers and increased emphasis on working capital management, a decrease in accounts receivable and income taxes receivable due primarily to improved collection efforts and the receipt of a tax refund, and a decrease in inventory due primarily to reduced levels of stock in the Company's pharmaceutical dispensing systems division.

         Net cash used in investing activities for the six month period ended September 30, 1995 was $2.2 million compared to $6.7 million in the prior year, primarily due to the curtailment of capital equipment construction in the Company's pharmaceutical dispensing system divisions, the reduction in software development activity in the Company's Medical Management Systems division, the minimization of incremental investment in the Glasgow Pharmaceutical Corporation joint venture, and the curtailment of market development activities.

         Net cash provided by financing activities for the six month period ended September 30, 1995 was $3.6 million compared to $7.4 million in the prior period primarily due to a net decrease in incremental borrowings on its credit facilities.

         As of September 30, 1995, the Company had a deficiency (negative) of working capital in the amount of $21.7 million as compared to positive working capital position of $8.0 million at fiscal year end 1995. Working capital decreased as a result of a decrease in current assets and an increase in current liabilities. The Company's ratio of current assets to current liabilities was 0.4 : 1.0 (current liabilities exceeded current assets by $21.7 million) in the current period as compared to a positive ratio of 2.4 : 1.0 at fiscal year end 1995. Current assets decreased to $12.3 million in the current period as compared to $13.8 million at the end of fiscal year 1995. The decrease in current assets was principally due to a decrease in cash, accounts receivable, income taxes receivable, and inventories which was partially offset by an increase in prepaid and other. Current liabilities increased to $34.0 million in the current period from $5.8 million at the end of fiscal year 1995. Current liabilities increased principally due to an increase in trade payables and the classification of the balance of the company's entire credit facility with its banks as current. The decrease in stockholder's equity in the current period to $3.5 million from $15.6 million at fiscal year end 1995 is primarily attributable to the net loss of $12.2 million for the period which included unusual expenses of approximately $10.2 million.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995




         As of September 30, 1995, the Company was in non-compliance with certain provisions of its secured credit facility with Daiwa Bank and SouthTrust Bank (collectively, the "Banks") which requires the Company to treat the total outstanding obligation of approximately $28.0 million, plus interest, under the secured credit facility as a current liability. Included among such items in non-compliance are the borrowing base covenants tied to the levels of inventory, account receivable and net worth.

         The Company is currently in the early stages of discussions regarding the restructuring of its obligation with the Banks. Although management believes that the Company enjoys the Banks' continued support, no assurance can be given that the Banks will agree to the waivers, extensions, modifications and forbearance as requested by the Company. Specifically, the Company has requested that the Banks accept a subordinated, unsecured convertible callable debenture that bears a lower interest rate and has extended payment and maturity dates in exchange for approximately one-half of the Company's obligations under the secured credit facility. The conversion factor is proposed to be at 90% of market value, or such other amount as mutually agreeable. In addition, the company has requested that the Bank waive and modify the terms of the remaining credit facility so it is less restrictive by extending maturity dates and amending certain financial and operating covenants. No assurance can be given that a satisfactory outcome to the pending restructuring arrangements can be achieved.

         Management has identified the need to raise additional equity capital as a prerequisite to a successful restructuring of the credit facility. Although management is currently soliciting additional sources of equity capital, no assurances can be given that additional equity capital will be made available to the Company. In the event the Company is able to raise additional equity, the raising of such equity capital and the proposed effects of restructured credit arrangements with the Banks, will likely be dilutive to current stockholders. There can be no assurance that the Company will be able to secure such additional equity capital or that the Company will be successful in renegotiating its credit facility with the Banks.

         The Banks have a first security interest in and lien upon substantially all of the Company's assets. If the Banks are not agreeable to restructuring the secured credit facility and decide to accelerate the Company's obligations and foreclose upon the Company's assets, the Company would be required to take certain actions, which may include protection under applicable bankruptcy laws, to stay the Banks' foreclosure and restructure its affairs. Such actions, if taken, may adversely effect the interests of the Company's stockholders. If the Company is unable to restructure its credit facility by fiscal year end 1996, the outside independent auditors would in all likelihood render an adverse opinion on the Company's fiscal year end 1996 audited financial statements.


SHORT TERM OPERATING STRATEGY

         Other than cash flow from operations the Company does not currently have any other sources of liquidity. Accordingly, management has made the generation of short term cash flow the Company's primary operating objective. Where possible, the Company continues to reduce overhead. Operational changes are being instituted at the Vangard packaging division by an independent industrial engineering consulting firm retained by the Company to improve production efficiencies. In addition, the institution of new strategic drug buying alliances and the termination of the GPC joint venture should also improve Vangard's short term operating performance.

         Management has identified the Company's clinical laboratory division as a non-core business unit. The Company intends to retain its clinical laboratory business as an essential part of its current business strategy to generates positive cash flow. Additionally, management has implemented operational changes in the clinical laboratory division which it expects will result in improved efficiency and decreased costs. No assurances can be given that the recently implemented efficiencies will generate incremental positive cash flow in the clinical laboratory division, nor can any assurances be given at this time that the clinical laboratory division will continue to generate positive cash flow.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


         Management is evaluating all of its business units with an eye toward identifying those units which in the near term could best benefit management's present strategy to generate substantial positive cash flow. Options under consideration include the admission of strategic investment partners, marketing alliances, and such other structures as management deems appropriate under the circumstances. However, the Company currently has no such pending strategic agreements or arrangements for any of its business units and no assurance can be given at this time that management will be successful in its efforts to generate substantial cash through such initiatives.

         The Company intends to focus its MedServ product line efforts on the Floor Stock version because it offers the greatest potential for the realization of short-term sales; the Company will develop other products when supported by cash flow and incremental sales growth. The Company's core packaging division (the medication punch card) continues to enjoy strong performance and is currently generating the positive cash flow necessary to sustain short term operations.

         Management believes that the implementation of the above objectives combined with the anticipated restructuring of the credit facility with the Banks and the infusion of equity capital, as discussed above, will enable the Company to generate future profitable operations, although no assurance can be given by management at this time.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995


                        PART II  -  OTHER INFORMATION

ITEM 3. SIGNATURE



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 17th day of November, 1995.

                                         MEDICAL TECHNOLOGY SYSTEMS, INC.



                                         By:      /s/ Gerald L. Couture
                                            ----------------------------------
                                                      GERALD L. COUTURE
                                                   Vice President Finance

                                EXHIBIT INDEX

27 - Financial Data Schedule (for SEC use only)