Form 10-Q
period 1995-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-02-20
CIK 823560

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED DECEMBER 31, 1995   COMMISSION FILE NUMBER 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
        _________________________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                          59-2740462
----------------------------------             ---------------------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER ID NUMBER)
INCORPORATION OR ORGANIZATION)


             12920 AUTOMOBILE BOULEVARD, CLEARWATER, FLORIDA  34622
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 576-6311
                                                            --------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                        ------    -------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                       OUTSTANDING AT DECEMBER 31, 1995
          -----                       --------------------------------
COMMON STOCK, $.01 PAR VALUE                           3,992,832
PREFERRED STOCK, $.0001 PAR VALUE                      6,500,000

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX

                                                                    Page
                                                                    ----

PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

     Consolidated Balance Sheets -
          December 31, 1995 and March 31, 1995 . . . . . . . . . .    1


     Consolidated Statements of Operations -
          Three months and nine months ended
          December 31, 1995 and 1994 . . . . . . . . . . . . . . .    2


     Consolidated Statement of Changes in Stockholders' Equity -
          Nine months ended December 31, 1995. . . . . . . . . . .    3


     Consolidated Statements of Cash Flows -
          Nine months ended December 31, 1995 and 1994. . . . . .    4


     Notes to Consolidated Financial Statements  . . . . . . . . .    5-14


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . .    15



PART II - OTHER INFORMATION


Item 3.     Signature. . . . . . . . . . . . . . . . . . . . . . .    20

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MEDICAL TECHNOLOGY SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)





                                     ASSETS

                                                   December 31,   March 31,
                                                       1995         1995
                                                       ----         ----
                                                   (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . . . . . .   $   617    $   896
   Accounts Receivable . . . . . . . . . . . . . .     4,372      4,794
   Income Taxes Receivable . . . . . . . . . . . .       867        808
   Inventories . . . . . . . . . . . . . . . . . .     6,212      7,105
   Prepaids and Other  . . . . . . . . . . . . . .       294        197
                                                     -------    -------
      Total Current Assets . . . . . . . . . . . .    12,362     13,800
Property and Equipment, Net  . . . . . . . . . . .    16,261     19,450

OTHER ASSETS:
   Software Development Costs, Net . . . . . . . .     1,216      1,306
   Goodwill, Net . . . . . . . . . . . . . . . . .     3,453      2,613
   MedServ-TM- Development and Related
    Software, Net  . . . . . . . . . . . . . . . .     2,178      3,012
   Development Costs of Joint Ventures . . . . . .       788      4,657
   Patents, Net  . . . . . . . . . . . . . . . . .       802        760
   Other, Net  . . . . . . . . . . . . . . . . . .     1,330      1,057
                                                     -------    -------
      Total Other Assets . . . . . . . . . . . . .     9,767     13,405
                                                     -------    -------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . .   $38,390    $46,655
                                                     -------    -------
                                                     -------    -------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt  . . . . .   $27,900    $ 1,187
   Accounts Payable-Trade and Accrued
     Liabilities . . . . . . . . . . . . . . . . .     8,631      4,599
                                                     -------    -------
      Total Current Liabilities  . . . . . . . . .    36,531      5,786

Long-Term Debt, Less Current Maturities  . . . . .     1,105     23,728
Deferred Income Taxes  . . . . . . . . . . . . . .         0      1,660
Minority Interest in Joint Venture . . . . . . . .      (277)      (159)
                                                     -------    -------
      Total Liabilities  . . . . . . . . . . . . .    37,359     31,015
                                                     -------    -------

STOCKHOLDERS' EQUITY:
   Voting Preferred Stock  . . . . . . . . . . . .         1          1
   Common Stock  . . . . . . . . . . . . . . . . .        40         40
   Capital in Excess of Par Value  . . . . . . . .     7,946      7,941
   Retained Earnings . . . . . . . . . . . . . . .    (6,625)     7,989
   Less: Treasury Stock  . . . . . . . . . . . . .      (331)      (331)
                                                     -------    -------
      Total Stockholders' Equity . . . . . . . . .     1,031     15,640
                                                     -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .   $38,390    $46,655
                                                     -------    -------
                                                     -------    -------


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars In Thousands; except Earnings Per Share Amounts)
                                   (Unaudited)



                                                     Three Months Ended Nine Months Ended
                                                        December 31,        December 31,
                                                      1995      1994       1995     1994
                                                      ----      ----       ----     ----
REVENUE:
   Net Sales and Services  . . . . . . . . . . . . $   5,797  $   5,508  $  18,326  $  15,483

COSTS AND EXPENSES:
   Cost of Sales . . . . . . . . . . . . . . . . .     4,920      2,419     13,756      7,394
   Selling, General and Administrative . . . . . .     2,698      1,179      8,052      2,845
   Terminated Joint Venture Expense. . . . . . . .         0          0      4,571          0
   Loss on Early Retirement of Fixed Assets. . . .         0          0      3,000          0
   Project and Product Development . . . . . . . .         0          0      1,574          0
   Loss on Inventory Revaluation . . . . . . . . .         0          0      1,018          0
   Depreciation and Amortization . . . . . . . . .       393        248      1,259        796
   Interest, net . . . . . . . . . . . . . . . . .       653        444      1,860        943
                                                   ---------  ---------  ---------  ---------
      Total Costs and Expenses . . . . . . . . . .     8,664      4,290    (35,090)    11,978
                                                   ---------  ---------  ---------  ---------

   Income (Loss) Before Income Taxes and
    Minority Interest. . . . . . . . . . . . . . .    (2,867)     1,218    (16,764)     3,505
      Income Tax Benefit (Expense) . . . . . . . .       422       (475)     2,030      1,344
                                                   ---------  ---------  ---------  ---------
   Income (Loss) Before Minority Interest. . . . .    (2,445)       743    (14,734)     2,161
      Minority Interest. . . . . . . . . . . . . .        16          0        118          0
                                                   ---------  ---------  ---------  ---------

   Net Income (Loss) . . . . . . . . . . . . . . . $  (2,429)     $ 743   ($14,616)    $2,161
                                                   ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------


PRIMARY NET EARNINGS (LOSS) PER COMMON SHARE:
   Net Income (Loss) . . . . . . . . . . . . . . .   ($ 0.61)    $ 0.19     ($3.66)     $0.54
                                                   ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------

   Weighted average Common Shares
    outstanding, Primary . . . . . . . . . . . . . 3,992,832  3,969,229  3,992,832  3,969,168

ASSUMING FULLY DILUTED NET EARNINGS (LOSS)
PER COMMON SHARE:
   Net Income (Loss) . . . . . . . . . . . . . . .  $ (0.61)     $ 0.16    ($ 3.66)    $ 0.47
                                                   ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------

   Weighted average Common Shares outstanding,
     Assuming Fully Diluted. . . . . . . . . . . . 3,992,832  4,603,916  3,992,832  4,603,916
                                                   ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED DECEMBER 31, 1995
                             (Dollars in Thousands)
                                   (Unaudited)




                                                                      COMMON STOCK
                                        ------------------------------------------------------------------------
                                          Number     $.01     Capital in
                                            of        Par      Excess of       Retained   Treasury
                                          Shares     Value     Par Value       Earnings     Stock        Total
                                          ------     -----     ---------       --------   --------       -----
Balance, March 31,1995 . . . . . . . .  4,026,832    $  40      $  7,941       $  7,989    $ (331)      $ 15,639

Stock Issued . . . . . . . . . . . . .      6,000                    $ 5                                     $ 5

Net Loss for Three Months
  Ended June 30, 1995. . . . . . . . .                                         $   (486)                $   (486)

Balance, June 30, 1995 . . . . . . . .  4,032,832     $ 40       $ 7,946       $  7,503    $ (331)      $ 15,158

Net Loss for Three Months
  Ended September 30,1995. . . . . . .                                         $(11,699)               $ (11,699)
                                        ------------------------------------------------------------------------

Balance, September 30, 1995. . . . . .  4,032,832     $ 40       $ 7,946       $ (4,196)    $ (331)      $ 3,459

Net Loss for Three Months
  Ended December 31, 1995. . . . . . .                                         $ (2,429)                 $(2,429)
                                        ------------------------------------------------------------------------

Balance, December 31, 1995 . . . . . .  4,032,832     $ 40       $ 7,946       $ (6,625)    $ (331)      $ 1,030
                                        ------------------------------------------------------------------------


                                                                   VOTING PREFERRED STOCK
                                        ------------------------------------------------------------------------
                                          Number    $.0001
                                            of        Par
                                          Shares     Value
                                        ---------   ------
Balance, March 31, 1995. . . . . . . .  6,500,000      $ 1                                                  $ 1
                                        ---------   ------                                               ------

Balance, June 30, 1995 . . . . . . . .  6,500,000      $ 1                                                  $ 1
                                        ---------   ------                                               ------

Balance, September 30, 1995. . . . . .  6,500,000      $ 1                                                  $ 1
                                        ---------   ------                                               ------

Balance, December 31, 1995 . . . . . .  6,500,000      $ 1                                                  $ 1
                                        ---------   ------                                               ------

Total Stockholders' Equity,
   December 31, 1995 . . . . . . . . .                                                                  $ 1,031
                                                                                                         ------
                                                                                                         ------



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                           1995          1994
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss). . . . . . . . . . . . . . . . .      $(14,616)      $  2,161

Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
   Depreciation and Amortization of Goodwill,
     Patents and Other Assets. . . . . . . . . . .         1,259            796
   Minority Interest . . . . . . . . . . . . . . .          (118)          - 0 -
   Loss on Early Retirement of Fixed Assets. . . .         3,000           - 0 -
   Project and Product Development Expenses, Net .         1,174           - 0 -
   Terminated Joint Venture Expense. . . . . . . .         4,571           - 0 -
   (Increase) Decrease in Accounts Receivable
     and Income Tax Receivable . . . . . . . . . .           364            (880)
   (Increase) Decrease in Inventories. . . . . . .           893          (1,385)
   (Increase) in Prepaid Expenses and other
     Assets. . . . . . . . . . . . . . . . . . . .           (97)           (292)
   Increase (Decrease) in Accounts Payable and
     other Accrued Liabilities . . . . . . . . . .         4,007            (295)
   (Decrease) in Income Taxes Payable and
     Deferred Taxes. . . . . . . . . . . . . . . .        (1,634)           (312)
                                                        --------        --------

Net Cash Used for Operating Activities . . . . . .        (1,197)           (207)
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Expended for Property and Equipment. . . . . . . .          (932)         (5,398)
Expended for Software Development. . . . . . . . .          (242)           (898)
Expended for Development Costs of Joint Ventures .          (702)          - 0 -
Expended for Other Assets. . . . . . . . . . . . .        (1,301)         (3,891)
                                                        --------        --------

Net Cash Used by Investing Activities. . . . . . .        (3,177)        (10,187)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes Payable, Long-Term Debt. . . . .       (20,219)        (12,202)
Net Proceeds from Line of Credit . . . . . . . . .        24,309          23,198
Issuance of Common Stock . . . . . . . . . . . . .             5           - 0 -
Proceeds from Exercise of Common Stock Warrants. .         - 0 -              10
                                                        --------        --------
Net Cash Provided by Financing Activities. . . . .         4,095         11,006
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . .          (279)           612

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .           896            365
                                                        --------       --------

CASH AT END OF PERIOD. . . . . . . . . . . . . . .      $    617       $    977
                                                        --------       --------
                                                        --------       --------

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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

     On November 3, 1993, the Company signed a joint venture agreement which created Glasgow Pharmaceutical Corporation for the purpose of marketing and selling pharmaceutical products, primarily prefilled medication cards, to the long-term health care industry. Glasgow Pharmaceutical Corporation is 50% owned by Vangard Labs, Inc. and 50% by Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The Company has been notified by Creighton Products Corporation of termination of the joint venture.

     As of December 31, 1995, the Company was in default of its loan agreements with its Banks (SouthTrust Bank of Alabama, N.A. is the lead bank and Daiwa Bank is a participant in the Company's loan facility, collectively called the "Banks"). On January 4, 1996, notice was given by the Banks to the Company demanding payment-in-full of its bank loans which required treating all loans from the Banks as current liability.

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging Systems, Medical Technology Laboratories, and MTS Sales & Marketing, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.


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

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. . Inventories at interim dates are valued using the gross profit method.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

TREASURY STOCK

     The Company records its treasury stock at cost.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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

Accounts Receivable consist of the following:



                                                                   December 31,   March 31,
                                                                       1995         1995
                                                                     --------     --------

                                                                    (Dollars in Thousands)

     Accounts Receivable at Gross. . . . . . . . . . . . . .         $5,201         $4,981
     Less: Allowance for Doubtful Accounts . . . . . . . . .           (829)          (187)
                                                                     ------         ------
                                                                     $4,372         $4,794
                                                                    -------         ------
                                                                    -------         ------

Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.


NOTE 4 - INVENTORIES

As a result of the anticipated termination of the Glasgow Pharmaceutical Corporation (GPC) joint venture, during the second quarter of fiscal year 1996 the Company reduced the net carrying value of inventory produced and carried in its Vangard division for GPC by $505,000. Additionally, during the second quarter, the Company conducted a review of its cost basis in inventory in its Medication Management Systems, Inc. (MMS) division. As a result of the decision to cease marketing an early version if its automated dispensing software product, the Company has reduced the net carrying value of inventory held by MMS associated with the product in the amount of $229,000. As a result of a review of its inventory during the second quarter of 1996 in its MTS Packaging division, the Company reduced the value of its inventory by $284,000 in this division to more realistically reflect current net realizable value.

     Inventories consist of the following:


                                                                   December 31,   March 31,
                                                                      1995          1995
                                                                    --------      --------

                                                                    (Dollars In Thousands)

       Raw Material. . . . . . . . . . . . . . . . . . . . .        $ 1,259        $ 1,648
       Finished Goods and Work in Process. . . . . . . . . .          4,953          5,457
                                                                     ------         ------
                                                                    $ 6,212        $ 7,105
                                                                    -------        -------
                                                                    -------        -------

     Substantially all of the Company's inventories are pledged as collateral on bank notes.





NOTE 5 - PROPERTY AND EQUIPMENT

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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

     Property and equipment consists of the following:


                                                                   December 31,   March 31,
                                                                      1995          1995
                                                                    --------      --------
                                                                     (Dollars in Thousands)

       Property and Equipment. . . . . . . . . . . . . . . .        $20,479        $23,542
       Leasehold Improvements. . . . . . . . . . . . . . . .          1,128          1,123
                                                                     ------         ------
                                                                     21,607         24,665
       Less: Accumulated Depreciation and Amortization . . .         (5,346)        (5,215)
                                                                     ------         ------
                                                                    $16,261        $19,450
                                                                    -------        -------
                                                                    -------        -------

     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.










NOTE 6 - DEVELOPMENT COSTS, GOODWILL AND OTHER ASSETS

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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

During the second quarter of fiscal year 1996, the Company determined that an early version of its automated medication dispensing product was not viable in the market place. Accordingly the company has ceased marketing this early version of software and has expensed $1,174,000 of costs which had been previously capitalized related thereto.

Software development costs, goodwill and other assets consist of the following:


                                                                    December 31,   March 31,
                                                                      1995           1995
                                                                    --------       -------
                                                                    (Dollars In Thousands)

Software Development Costs . . . . . . . . . . . . . . . . .        $ 1,797        $ 1,555
  Less: Accumulated Amortization . . . . . . . . . . . . . .           (581)          (249)
                                                                    -------        -------
                                                                    $ 1,216        $ 1,306
                                                                    -------        -------

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,907        $ 2,809
  Less: Accumulated Amortization . . . . . . . . . . . . . .          ( 454)          (196)
                                                                    -------        -------
                                                                    $ 3,453        $ 2,613
                                                                    -------        -------

MedServTM Development and Related Software . . . . . . . . .        $ 3,247        $ 3,027
  Less: Accumulated Amortization . . . . . . . . . . . . . .         (1,069)           (15)
                                                                    -------        -------
                                                                    $ 2,178        $ 3,012
                                                                    -------        -------

Patents. . . . . . . . . . . . . . . . . . . . . . . . . . .        $   939        $   853
  Less: Accumulated Amortization . . . . . . . . . . . . . .           (137)           (93)
                                                                    -------        -------
                                                                    $   802        $   760
                                                                    -------        -------

Other Assets:
  Acquisition of Business. . . . . . . . . . . . . . . . . .        $   605        $   219
  Finance Costs. . . . . . . . . . . . . . . . . . . . . . .            400            337
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            580            584
    Less: Accumulated Amortization . . . . . . . . . . . . .           (255)           (83)
                                                                    -------        -------

                                                                    $ 1,330        $ 1,057
                                                                    -------        -------


Substantially all of the Company's intangible assets are pledged as collateral on bank notes.









NOTE 7 - LONG-TERM DEBT

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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

Long-term debt consists of the following:


                                                                                        December 31,   March 31,
                                                                                           1995          1995
                                                                                        ---------      --------
                                                                                        (Dollars in Thousands)

Note payable; interest at bank prime plus 1/2%; or LIBOR rate plus 2 1/4%;
  payable $109,118 per month plus interest, due September, 1998. . . . . . . . .        $10,398        $ 9,595

Community Development Block Grant loan payable $2,394 per month,
  including imputed interest of 3%; due March, 2004. . . . . . . . . . . . . . .            210            226

Bank line of credit, interest at bank prime plus 1/2%, or LIBOR rate
  plus 2%; interest payable monthly; principal due September, 1996 . . . . . . .         17,431         14,699

Note Payable; interest at 6%; interest and principal due May, 1999 . . . . . . .            300            300

Seller Financing Under Tampa Pathology Acquisition Agreement,
 face value of $783,226 discounted at prime plus 1/2, variable monthly payment
 until satisfied (unamortized discount $179,000) . . . . . . . . . . . . . . . .            604              0

Other Notes; interest and principal payable monthly at $4,000; due
  through April 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             62             95
                                                                                        -------        -------

Total Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,005         24,915

Less Current Portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27,900)        (1,187)
                                                                                        -------        -------

LONG-TERM DEBT DUE AFTER 1 YEAR. . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,105        $23,728
                                                                                        -------        -------
                                                                                        -------        -------

               The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of December 30,1995:



                       (Dollars In Thousands)
           1996. . . . . . . . . . . . . . . . . . . .  $  27,900
           1997. . . . . . . . . . . . . . . . . . . .  $      39
           1998. . . . . . . . . . . . . . . . . . . .  $      24
           1999. . . . . . . . . . . . . . . . . . . .  $     325
           2000. . . . . . . . . . . . . . . . . . . .  $      26
           Thereafter. . . . . . . . . . . . . . . . .  $     691


     Interest paid amounted to $1,601,968 and $888,748 for the nine months ended December 31, 1995 and 1994, respectively. The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at December 31, 1995 was 8.5%.


NOTE 7 - LONG-TERM DEBT (CONT'D)

               Notes payable and bank line of credit contain certain restrictive covenants. The major restrictions concern

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


working capital, tangible net worth, debt service, and limitations on capital expenditures and payment of dividends among others.

     As of December 31, 1995, the Company was in default of its loan agreements with its Banks (SouthTrust Bank of Alabama, N.A. is the lead bank and Daiwa Bank is a participant in the Company's loan facility, collectively called the "Banks"). On January 4, 1996, notice was given by the Banks to the Company demanding payment-in-full of its bank loans which required treating all loans from the Banks as current liability.

     As a result of the Company's inability to restructure its bank debt, management initiated the filing on January 3, 1996 of a Chapter 11 bankruptcy petition for three of its divisions: MTS Packaging, Inc., MTS Sales and Marketing, Inc. and Medical Technology Laboratories, Inc. Such an undertaking will allow the Company to reorganize its financial affairs which include the outstanding $28.0 million debt obligation. No assurance can be given that a satisfactory outcome to the pending restructuring arrangements can be achieved.

     In March 1995, the Company signed an expanded $30,000,000 loan facility with SouthTrust Bank of Alabama, N.A. This new facility provides for a $17,432,000 revolver with a maturity of September, 1996, and a $12,568,000 term credit. Both credits provide for prime rate based interest with a LIBOR option provision. As of December 31, 1995, the Company had fully utilized its bank facility; additionally, as a result of its loan default, the Company does not have any present or future borrowing capacity under the credit facilities.


NOTE 8 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1995:


                                              (Dollars In Thousands)
               1996. . . . . . . . . . . . . . . . . . .$ 385
               1997. . . . . . . . . . . . . . . . . . .$ 339
               1998. . . . . . . . . . . . . . . . . . .$ 303
               1999. . . . . . . . . . . . . . . . . . .$  90
               Thereafter. . . . . . . . . . . . . . . .$   0


     Rent expense amounted to $279,540 and $284,394 for the nine months ended December 31, 1995 and 1994, respectively.


NOTE 9 - 401(K) PROFIT SHARING PLAN

     During the year ended March 31, 1994 the Company established a 401(K) profit sharing plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the nine months ended December 31, 1995 the Company made no contributions to the Plan.


NOTE 10 - SELF INSURANCE PLAN

     During the year ended March 31, 1993, the Company established a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant. The maximum exposure in the aggregate to the Company under this self-insurance plan is limited to approximately $431,000.



NOTE 11 - RELATED PARTY TRANSACTIONS

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


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


NOTE 12 - TAXES

     Income taxes receivable as of December 31, and March 31, 1995 represent estimated refunds of federal and state taxes previously paid.

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








NOTE 13 - STOCKHOLDERS' EQUITY

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


Stockholders' Equity consists of the following:
                                                            December 31,    March 31,
                                                               1995           1995
                                                             --------       --------

Voting Preferred Stock:
    Par value $.0001 per share
    Authorized Shares. . . . . . . . . . . . . . . . .       7,500,000      7,500,000
    Outstanding Shares . . . . . . . . . . . . . . . .       6,500,000      6,500,000
    Issued Shares. . . . . . . . . . . . . . . . . . .       6,500,000      6,500,000

  Common Stock:
    Par value $.01 per share
    Authorized Shares. . . . . . . . . . . . . . . . .      25,000,000     25,000,000
    Outstanding Shares . . . . . . . . . . . . . . . .       3,992,832      3,986,832
    Issued Shares. . . . . . . . . . . . . . . . . . .       4,032,832      4,026,832

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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995


NOTE 14 - DEVELOPMENT COSTS OF JOINT VENTURES

     The Company has incurred development costs for the following joint ventures:


                                                               December 31,   March 31,
                                                                 1995           1995
                                                               --------       --------
                                                               (Dollars In Thousands)
               Glasgow Pharmaceutical Corporation. . . . . .   $     0        $ 4,194

               MVI - MTS Venture, Inc., Net. . . . . . . . .   $   588            463
                                                               -------        -------
                                                               $   588        $ 4,657
                                                               -------        -------
                                                               -------        -------


     On November 3, 1993, the Company signed a joint venture agreement which created Glasgow Pharmaceutical Corporation for the purpose of marketing and selling pharmaceutical products, primarily prefilled medication cards, to the long-term health care industry. Glasgow Pharmaceutical Corporation is 50% owned by Vangard Labs, Inc. and 50% by Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The Company has been notified by Creighton Products Corporation that Creighton wishes to terminate the joint venture. As a result, the Company expensed $4,571,000 of suspended project and product development costs related thereto.

     During January, 1995, the Company signed a Joint Venture Agreement with a software development company which established MVI-MTS Venture, Inc. to develop and market a medication administration system and related software. This Joint Venture Agreement provides that each partner shall fund twelve monthly payments of $17,500, totaling $210,000. The Company has agreed to advance its Joint Venture partner the funds necessary for the partner to fund its commitment. These advances by the Company to its partner are to be repaid on January 6, 1998, and are evidenced by a Promissory Note and Security Agreement. As of December 31, 1995, the Company had advanced $385,000 and is obligated to advance an additional $ 35,000 on behalf of itself and its partner.


NOTE 15 - SUBSEQUENT EVENTS

     On January 3, 1996, MTS Packaging, Inc., MTS Sales & Marketing, Inc. and Medical Technology Laboratories, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy laws. The effects, if any, on the Company because of this action cannot be determined at this time.

     On January 4, 1996, as a result of the Company's default on its bank loans, SouthTrust Bank of Alabama NA, demanded full payment of these loans in the amount of $27.7 million together with accrued interest and other charges.

     On January 12, 1996, an Employee Stock Purchase Plan was concluded which provided approximately $388,000 in equity capital to the Company in exchange for the issuance of approximately 1.4 million shares of the common stock of the Company. Such shares when issued may have, in part, restrictions as to sale and/or marketability.

     On February 9, 1996, the Company's common stock and warrant were suspended from trading on the NASDAQ National Market as a result of the Company not meeting minimum listing requirements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MANAGEMENT DISCUSSION AND ANALYSIS

     Medical Technology Systems, Inc. manufactures and markets proprietary drug dispensing and information systems to nursing home and hospital pharmacies throughout the United States as a more economical and efficient way to package, dispense, administer, and monitor patient medication. The following discussion explains material changes in the results of operations comparing the third quarter and first nine months of fiscal years 1996 and 1995 and significant developments affecting the Company's financial condition since the end of fiscal 1995.

CHAPTER 11 REORGANIZATION

     During fiscal 1996, the Company experienced disappointing operating results attributed to the rampup of its new MedServ product, operating losses at Vangard Labs, its drug repackaging facility, and the termination for reporting purposes of a joint venture with Creighton Products Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation In the second quarter of this fiscal year, the Company determined that is was prudent to write down the carrying cost of its joint venture and reappraise the carrying costs of certain of its inventory and fixed assets. This write-down resulted in a pre-tax charge of $10.1 million which caused a significant net loss for the second quarter and the six months then ended. This net loss caused the Company to be in violation of various financial covenants in its borrowing arrangements and subsequently the Company was unable to reach agreement with its lenders to both amend or restructure this arrangement on satisfactory terms and to provide additional working capital. The extended negotiations with the Company's lenders created substantial uncertainty among the Company's suppliers, employees, and a potential equity investor that the Company was in discussion with for additional capital. Events led to the Company's decision to seek protection of the Bankruptcy Court for three of its subsidiaries in order to restructure its financial arrangements.

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging Systems Inc., Medical Technology Laboratories Inc., and MTS Sales & Marketing, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

     In light of recent events and as an element of its plan to reorganize its businesses, the Company is examining all present asset valuations to determine appropriate "realizable" values. This process will likely be concluded prior to the end of fiscal year 1996.

RESULTS OF OPERATIONS: QUARTER ENDED DECEMBER 31, 1995
COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1994

     Net sales for the three months ending December 31, 1995 increased 5.2% to $5.8 million from $5.5 million in the comparable three month period ending December 31, 1994 primarily due to higher sales from the Company's pharmaceutical dispensing systems and clinical laboratory division.

     Cost of sales for the three months ending December 31, 1995 increased by 103% to $4.9 million from $2.4 million over the comparable period last year. Gross profit margin in the three months ending December 31, 1995 decreased to 14% from 56% in the same period last year. This decrease in gross profit was primarily the result of lower margins on sales experienced in the Company's pharmaceutical dispensing system division and the changing mix of the Company's sales toward greater sales volume in the Vangard Labs division which historically generates a lower gross profit margin than the other operations within the Company. The expansion of this business, combined with the introductory pricing of new pharmaceutical products, has resulted in a lower gross profit margin for the Company on a blended basis.

     Selling, general and administrative expenses ("SG&A") for the three months ending December 31, 1995, increased 129% to $2.7 million from $1.2 million in the comparable three month period ending December 31, 1994 primarily due to higher expenses on increased sales reported, expensing of development costs and increased marketing expenses for the Company's MedServ-TM- product line, without corresponding increases in MedServ product sales. Management has instituted operational changes aimed at reducing overhead and such other austerity measures as necessary with a goal of achieving lower absolute SG&A expenses, but cost reductions haven't benefited this present quarter

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


ended.

     Interest expense for the three months ending December 31, 1995, increased to $0.7 million from $0.4 million in the comparable three month period ending December 31, 1994. The increase reflects both higher interest rates incurred on the Company's bank debt and a significant increase in the level of debt.

     The Company experienced a loss before income taxes and minority interest of $2.9 million for the three months ending December 31, 1995, as compared to income of $1.2 million for the year ago period. This loss is primarily attributable to the lower gross profit margins contributed by MTS Packaging, Inc. and the negative margin attributed to Vangard Labs, the Company's drug re-packaging operation, higher SGA and interest expenses.

      For the current period, an income tax benefit was realized because of the Company's operating losses. This tax benefit has been recognized to the extent of the availability of loss carry forwards, that are to be realized by the Company.

     After the minority interest, the Company had a loss of $2.4 million for the three month period ending December 31, 1995 as compared to a net income of $0.7 million for the comparable period ending December 31, 1994. On a fully diluted per share basis, net loss for the period was $.61 compared to earnings of $0.16 for the prior year's quarter on the weighted average number of shares outstanding.


RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1994

     Net sales for the nine months ending December 31, 1995 increased 18% to $18.3 million from $15.5 million in the comparable period last year primarily due to higher sales from the Company's pharmaceutical dispensing systems and clinical laboratory division.

     Cost of sales for the nine months ending December 31, 1995 increased by 86% to $13.8 million from $7.4 million over the comparable period last year. Gross profit margin in the nine months ending December 31, 1995 decreased to 25% from 52% in the same period last year. This decrease in gross profit was primarily the result of lower margins on sales experienced in the Company's pharmaceutical dispensing system division and the changing mix of the Company's sales towards greater sales volume in the Vangard Labs division which historically generates a lower gross profit margin than the other operations within the Company. The expansion of this business, combined with the introductory pricing of new pharmaceutical products, has resulted in a lower gross profit margin for the Company on a blended basis. On January 3, 1996, the Company temporarily suspended operations at Vangard Labs to avert further negative impact on its remaining operations. The Company is presently assessing proposals from interested partners in restarting the Vangard operation, or considering offers for its sale. Management has instituted operational changes aimed at reducing overhead and such other austerity measures as necessary with a goal of achieving lower absolute SG&A expenses, but cost reductions haven't benefited the present nine month period ended.

      SG&A for the nine months ending December 31, 1995 increased 183% to $8.0 million from $2.8 million in the comparable period last year primarily due to higher expenses on increased sales reported, increased development costs and increased marketing expenses for the Company's MedServ-TM- product line, without corresponding increases in MedServ product sales.

     Within the nine month period ending December 31, 1995, a $4.6 million dollar write-off of terminated joint venture investment was taken for the Company's interest (exclusive of its direct investment) in the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Products Corporation (CPC), a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The Company and CPC have experienced divergent opinions as to the conduct of the joint venture.

     The Company is presently at an impasse as to the terms of the termination of this joint venture with CPC. The Company intends to seek reimbursement from CPC for costs incurred related to the formation, start-up and operation of the joint venture. Management cannot predict or quantify the final terms or conditions of the joint venture termination;

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


however, the prior period charge continues to represent the Company's best estimate of the related expense. Management believes the Company has a strong basis to seek a substantial payment from CPC to terminate the joint venture. No assurance can be given that the joint venture will be terminated on terms favorable to the Company. In addition to terminated joint venture expense, the Company recognized a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging division for the joint venture also during the second quarter of fiscal year 1996.

     Additionally, in the quarter ending September 30,1995, the Company recorded a loss primarily for the early retirement of fixed assets during the current period of $3.0 million. The expense related to obsoleted packaging equipment arising from the change over to automated production equipment in its packaging division and the decision during the current period to cease servicing marginal accounts on a job shop basis. In addition, the Company expensed certain other fixed assets withdrawn from service. The Company also recognized project and product development costs in the amount of $1.6 million dollars in its Medication Management Systems ("MMS") division. The charge related to expensing of an early version of the Company's automated medication dispensing systems software. Of the $1.6 million charge, approximately $400,000 represented a reserve for credits to installed customers for the early version of the product and a related valuation allowance of approximately $229,000 on inventory carried in its MMS division for the automated dispensing product. Loss on inventory valuation of $1.0 million represents previously discussed valuation allowance relating to the curtailment of the GPC joint venture and the expensing of project and product development costs of $505,000 and $229,000, respectively. An additional $284,000 of valuation allowance was also recognized in the Company's packaging division to adjust inventory to the lower of cost or market.

     Interest expense for the nine months ending December 31, 1995 increased 97% to $1.9 million from $0.9 million in the comparable period last year. The increase reflects both higher interest rates incurred on the Company's bank debt and a significant increase in the level of that debt. The Company has used its credit facilities to support higher levels of inventory and accounts receivables, and to complete development of its MedServ Products.

     The Company experienced a loss before income taxes and minority interest of $16.7 million for the nine months ending December 31, 1995, as compared to income of $3.5 million for the year ago period. This loss is primarily attributable to the expensing of $4.6 million in anticipated terminated joint venture expenses related to the GPC joint venture, expenses relating to early retirement of fixed assets in the MTS Packaging division in the amount of $3.0 million, the expensing of $1.6 million in early version software and related costs in the company's Medication Management Systems division, and a $1.0 million inventory valuation charge and operating losses experienced by the Company during this period.

     After the minority interest, the Company had a loss of $14.6 million for the nine month period ending December 31, 1995 as compared to a net income of $2.2 million for the comparable period ending December 31, 1994. On a fully diluted per share basis, the loss was $3.66 as compared to earnings of $0.47 for the prior year's comparable nine month period on the weighted average number of shares outstanding.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

     For the nine month period ended December 31, 1995, the Company's net cash used in operating activities was $1.2 million in the current period compared with $0.2 million used in operating activities in the comparable period last year. In this period, cash used by operating activities principally resulted from an increase in prepaid expenses and other assets due primarily to increases in prepaid installation and training costs related to the Company 's MedServ product, a decrease in deferred taxes due primarily to full utilization of the Company's deferred tax liability, an increase in accounts payables due primarily to extension of trade terms from suppliers and increased emphasis on working capital management, a decrease in accounts receivable and income taxes receivable due primarily to improved collection efforts and the receipt of a tax refund, and a decrease in inventory due primarily to reduced levels of product in the Company's pharmaceutical dispensing systems division.

     Net cash used in investing activities for the nine month period ended December 31, 1995 was $3.2 million compared to $10.2 million in the prior year, primarily due to the curtailment of capital equipment construction in the Company's pharmaceutical dispensing system division, the reduction in software development activity in the Company's

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


Medication Management Systems division, the minimization of incremental investment in the Glasgow Pharmaceutical Corporation joint venture, and the curtailment of market development activities.

     Net cash from financing activities for the nine month period ended December 31, 1995 was $4.1 million compared to $11.0 million in the prior period primarily due to a net decrease in incremental borrowings on its credit facilities.

     As of December 31, 1995, the Company had a working capital deficiency of in the amount of $24.2 million as compared to a working capital of $8.0 million at fiscal year end 1995. Working capital decreased as a result of a decrease in current assets and an increase in current liabilities. The Company's ratio of current assets to current liabilities was 1 : 3 in the current period as compared to a positive ratio of 2.4 at fiscal year end 1995. Current assets decreased to $12.4 million in the current period as compared to $13.8 million at the end of fiscal year 1995. The decrease in current assets was principally due to a decrease in cash, accounts receivable, and inventories which was partially offset by an increase in income tax receivables and other. Current liabilities increased to $36.5 million in the current period from $5.8 million at the end of fiscal year 1995. Current liabilities increased principally due to an increase in trade payables and the classification as current the balance of the company's entire bank credit facility. The decrease in stockholders' equity in the current period to $1.0 million from $15.6 million at fiscal year end 1995 is primarily attributable to the net loss of $14.6 million for the period, which included unusual expenses of approximately $10.2 million.

     As of December 31, 1995, the Company was in default of its secured credit facility with its Banks which requires the Company to treat the total outstanding obligation of approximately $28.0 million, plus interest, under the secured credit facility as a current liability.

     As a result of the Company's inability to restructure its bank debt, management initiated the filing on January 3, 1996 of a Chapter 11 bankruptcy petition for three of its divisions: MTS Packaging, Inc., MTS Sales and Marketing, Inc. and Medical Technology Laboratories, Inc. Such an undertaking will allow the Company to reorganize its financial affairs which include the outstanding $28.0 million debt obligation. No assurance can be given that a satisfactory outcome to the pending restructuring arrangements can be achieved.

     Management has been unsuccessful in raising equity capital. Although management is currently soliciting additional sources of equity capital, no assurances can be given that additional equity capital will be made available to the Company. In the event the Company is able to raise additional equity, the raising of such equity capital and the proposed effects of restructured credit arrangements with the Banks, will likely be substantially dilutive to current stockholders. There can be no assurance that the Company will be able to secure such additional equity capital or that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     The Banks have a first security interest in and lien upon substantially all of the Company's assets. To date, the Company has not filed for bankruptcy protection itself or any other divisions or subsidiaries other than the three identified above. It may be necessary, for the Company to take certain actions, which may include protection under applicable bankruptcy laws, to stay a Banks' foreclosure and restructure its affairs for the balance of its businesses. Such actions, if taken, will in all likelihood effect the interests of the Company's stockholders. If the Company is unable to restructure its credit facility by fiscal year end 1996, or complete reorganization of its two principal divisions within the Chapter 11 bankruptcy proceedings, the outside independent auditors would in all likelihood render a going concern opinion on the Company's fiscal year end 1996 audited financial statements.

     Other than cash flow from operations the Company does not currently have any other sources of liquidity. Accordingly, management has made the generation of short term cash flow the Company's primary operating objective. The Company has substantially reduced overhead which has not benefited, as yet, operating results.

     In view of the Chapter 11 reorganization and the Company's operating results, there is uncertainty with respect to the Company's liquidity. The Company believes it can develop an approved reorganization plan, although no assurance can be provided that this will happen. However, any change in the current status of these or other items affecting the Company, including continuing adverse operating results, or loss of its customer base could have a materially adverse effect on the Company's liquidity of its operations and its ability to continue as a going concern.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


     Management has previously identified the Company's clinical laboratory division as a non-core business unit. The Company intends to retain its clinical laboratory business as an essential part of its current business strategy to generate positive cash flow. Expenses have been reduced in that operation. No assurances can be given that the recently implemented efficiencies will generate incremental positive cash flow in the clinical laboratory division, nor can any assurances be given at this time that the clinical laboratory division will continue to generate positive cash flow.

ITEM 5. OTHER INFORMATION.

     On January 12, 1996, an Employee Stock Purchase Plan was concluded which provided approximately $388,000 in equity capital to the Company in exchange for the issuance of approximately 1.4 million shares of the common stock of the Company. Such shares when issued may have, in part, restrictions as to sale and/or marketability.

     On February 9, 1996, the Company's common stock and warrant were suspended from trading on the NASDAQ National Market as a result of the Company not meeting minimum listing requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Form 8-K for events dated January 3, 1996 regarding bankruptcy filing for three subsidiaries of Company and resignations of directors on December 29, 1995 and January 2, 1996.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 19th day of February, 1996.


                                        MEDICAL TECHNOLOGY SYSTEMS, INC.



                                        By: /s/ Todd E. Siegel
                                           --------------------------------
                                           TODD E. SIEGEL
                                           President and C.E.O.