Form 10-K
period 1996-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-07-15
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended          MARCH 31, 1996
                           --------------------------------

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to __________________

                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             59-2740462
- - -----------------------------------                    -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

12920 AUTOMOBILE BOULEVARD, CLEARWATER, FLORIDA                       34622
- - -----------------------------------------------                  ---------------

Registrant's telephone number, including area code                (813) 576-6311
                                                                ----------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
            NONE                                          NONE

Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
              ----------------------------------------------------
                                (Title of Class)

                         COMMON STOCK PURCHASE WARRANTS
      --------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of voting common stock held by non-affiliates was $3,700,000 at July 1, 1996.

The number of shares outstanding of the registrant's common stock, $.01 par value, was 5,444,335 at July 1, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Location in Form 10-K                                  Incorporated Document
- - ---------------------                             ------------------------------
      Part III                                    Registrant's definite proxy
                                                  statement for 1996 annual
                                                  meeting of shareholders.

Total number of pages, including cover page  - 42 (excluding the exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                    I N D E X

                                                                           PAGE
                                                                           ----
PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1-7

     2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     3.   Legal proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 8

     4.   Submission of matters to a vote of security holders. . . . . . . . . 8


PART II

     5.   Market for registrant's common equity and related
          stockholder matters. . . . . . . . . . . . . . . . . . . . . . . .9-10

     6.   Selected financial data. . . . . . . . . . . . . . . . . . . . . 11-12

     7.   Management's discussion and analysis of financial
          condition and results of operations. . . . . . . . . . . . . . . 13-16

     8.   Financial statements and supplementary data. . . . . . . . . . . . .17

     9.   Changes in and disagreements with accountants
          on accounting and financial disclosure . . . . . . . . . . . . . . .17


PART III

     10.  Directors and executive officers of the Registrant . . . . . . . . .18

     11.  Executive compensation . . . . . . . . . . . . . . . . . . . . . . .18

     12.  Security ownership of certain beneficial owners and management . . .18

     13.  Certain relationships and related transactions . . . . . . . . . . .18


PART IV

     14.  Exhibits, financial statements, schedules and reports on Form 8-K.  42



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Medical Technology Systems, Inc., a Delaware corporation, incorporated in March of 1984, provides products and services to pharmacies that dispense prescription pharmaceuticals to nursing homes, hospitals and other health assisted care facilities. The Company's principal businesses consist of the following product lines: (i) the core business of manufacturing and selling proprietary medication dispensing systems which include punch cards for use by pharmacies in dispensing prescription medicines; (ii) computerized pharmacy information and dispensing systems business which consists of the Performance hospital pharmacy management software and the MedServ-TM- mobile computerized medication dispensing systems for hospitals and nursing homes and (iii) the clinical laboratory service business of supplying diagnostic testing services to the medical profession.

     During the second quarter of 1996, the Company received notice from Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation, that it intended to terminate its relationship with the Company in the Glasgow Pharmaceutical Corporation (GPC) joint venture which packaged and distributed pharmaceutical products. As a result of this termination, the Company recorded a $4.6 million dollar write-off of its investment in GPC. In addition to the terminated joint venture expense, the Company recorded a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging subsidiary, which had been acquired for the joint venture. The GPC joint venture was created to provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. As a direct result of the joint venture termination, the Company re-evaluated its position in the medication packaging market. It was determined that the automated packaging equipment associated with the core packaging business should be more fully utilized in order to remain competitive. The early retirement of portions of the existing packaging equipment resulted in a $3.0 million charge.

     During the same quarter, the Company recorded other losses and write-downs which impacted its earnings. These adjustments included a $1.2 million charge relating to the obsolescence of an early version of its computerized medication dispensing product and an additional charge of approximately $500,000 relating to the valuation of certain inventory and project development costs.

     As a result of these significant losses in the second quarter of fiscal 1996, the Company was in violation of certain financial covenants in the borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision to file for protection under Chapter 11 for certain of its subsidiaries.

     During the fourth quarter of 1996, the Company filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (MTS debtors). The MTS debtors are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to reorganize pursuant to Chapter 11. As debtors-in-possession, these subsidiaries may engage in transactions within the ordinary course of business without approval of the Bankruptcy Court.

     Because of the events described above, the Company's working capital and borrowing capacity were extremely limited. The Company ultimately decided to suspend most project development activities, incurring substantial write-offs of the suspended project costs.

     Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of the filing date subject to adjustment in the reorganization process. Under Chapter 11, actions to enforce certain claims against the MTS debtor subsidiaries are stayed if the claims arose, or are based on events that occurred, on or before the petition date. The ultimate terms of settlement of these liabilities and claims will be determined in accordance with a plan of reorganization which requires the approval of prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities will be part of a plan of reorganization. Claims secured by the debtor's assets ("secured claims") also are stayed, although the creditors of such claims have the right to move the court for relief from the stay.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceed its total assets by approximately $18.5 million as of March 31, 1996. The Company also had negative cash flows from operations during the current year of approximately $.9 million and loans in the amount of approximately $29 million are past due. In addition, the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which might be a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, the ability to generate sufficient cash from operations, and the ability to obtain financing sources to meet future obligations.

CHAPTER 11 REORGANIZATION UNDER THE BANKRUPTCY CODE

     Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 proceedings provided an automatic stay of all judicial proceedings as of the petition dates.

     The Company, with Bankruptcy Court jurisdiction, is in possession of its property and assets and is maintaining and operating its business in the ordinary course. The Bankruptcy Code provides that all liabilities as of the petition date are subject to restructure under the terms of a plan of reorganization.

RESOLUTION OF CLAIMS

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the MTS debtors as of the petition date. The ultimate amount and settlement terms for any prepetition liabilities will be subject to a plan of reorganization (see "Plans of Reorganization" below), and accordingly, are not presently determinable.

PLANS OF REORGANIZATION

     Plans of reorganization for MTS Packaging Systems, Inc. and Medical Technology Laboratories, Inc. were submitted to the Bankruptcy Court on May 16, 1996. A plan of reorganization was submitted for Vangard Labs, Inc. on July 5, 1996. A confirmation hearing is scheduled for September 4, 1996 for all MTS debtors. No assurance can be given that these plans will be confirmed by the Bankruptcy Court.

     Inherent in a successful plan of reorganization is a capital structure which permits a debtor to generate sufficient cash flow to meet its restructured obligations and fund its current obligations. Under the Bankruptcy Code, the rights of and ultimate payments to prepetition creditors and stockholders may be substantially altered.

     In connection with the filings of the MTS debtors, the Company entered into a Bankruptcy Court approved agreement with its lenders to permit continued use of cash collateral, primarily accounts receivables and inventories, to conduct its business. The Company believes that the Bankruptcy Court protection provided by the filings for the MTS debtors has allowed the resumption of normal business operations.

     At this time, it is not possible to predict the outcome of the filings in general, or the effects of the filings on the business of the Company and its subsidiaries, or the interests of the prepetition creditors and stockholders. Because of these and other contingencies, the value of the Company's common stock is uncertain. The uncertainty regarding the eventual outcome of the filings and the potential effects of other unknown adverse factors could threaten the Company's existence as a going concern. Trading of the Company's common stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ.

GENERAL

     The Company's MTS Packaging Systems, Inc. subsidiary primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products. Its customers are predominantly pharmacies that supply nursing home and assisted living patients with prescription medications. This subsidiary manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This process utilizes technologically advanced integrated machinery for manufacturing the disposable medication punch cards.

     The disposable medication punch cards and packaging equipment are designed to provide a cost effective and customized method for pharmacies dispensing medications at competitive prices. The Company's medication dispensing systems and products are relatively new and innovative for dispensing medications in disposable packages.

     Vangard Labs, Inc. now identified as a discontinued operation for reporting purposes, packages and sells oral solid unit-dose generic drugs to hospital and
nursing home institutional pharmacies.   The Company previously installed
proprietary medication punch card packaging machinery at Vangard Labs, Inc. so that it could pre-fill the medication punch cards (manufactured by MTS Packaging Systems, Inc.) with oral solid generic and brand name drugs. The product is called MedCard-TM-. The MedCard product was the principal product of the GPC joint venture.

     The Company formed Medication Management Systems, Inc. (MMS) to expand its hospital pharmacy management software (Performance) which has been sold to approximately 120 hospitals throughout the United States. MMS has further developed its MedServ product line of mobile computerized medication dispensing systems to interface with the Performance Pharmacy System. The MedServ product line consists of MedServ FS-TM- (inventory control of floor stocked items) and MedServ EMAR-TM- (electronic charting of patients scheduled medications). The Company believes it has developed a comprehensive solution to enhanced documentation of medication use within the hospital environment. The Company is unaware of any other products that address this important healthcare need with the same level of system integration. As a result of the Company's current financial condition, the necessary capital to continue development of this product might not be available, and the Company is at risk of losing this unique business opportunity.

     Medical Technology Laboratories, Inc. ("MTL") was formed in 1992 for the purpose of acquiring Clearwater Medical Services, Inc. and Clinical Diagnostic
Centers, Inc.   MTL conducts clinical laboratory services and testing for
hospitals, physicians and other health care providers in the State of Florida. During 1996, MTL purchased the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory.

     The principal executive offices and manufacturing facilities of the Company are located at 12920 Automobile Boulevard, Clearwater, Florida 34622, and its telephone number is (813) 576-6311.

PRODUCTS/SERVICES

     The Company's MTS Packaging Systems, Inc. subsidiary manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill, and seal into medication punch cards: 30, 60, or 90 tablets or capsules, representing a 30 day supply of a patient's medication.

     The Company's machinery for dispensing medication in disposable packages automatically places tablets or capsules (the amount of medication required by a patient during one month) into a blistered punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the Company's package.

     The retail price of the Company's medication packaging machinery ranges from $650 to $120,000 depending upon the degree of automation and options requested by a customer. The Company's punch cards typically sell from $155 to $225 per 1,000 cards, depending upon the size, design, quality and volume of cards ordered by a customer. To date, the Company has placed approximately 850 medication dispensing systems with pharmacy clientele. The Company's MTS Packaging Systems, Inc. subsidiary also sells prescription labels and medication carts. These products and ancillary supplies are designed to complement sales of disposable medication punch cards.

     Within its Medication Management Systems, Inc. ("MMS") subsidiary, the Company offers a proprietary computer-based pharmacy management system for hospitals called Performance Pharmacy System. The primary emphasis of this system is to provide the hospital pharmacist with a comprehensive collection of automated tools for completing day-to-day activities in an efficient manner.
The system performs important medication management responsibilities and sophisticated drug therapy monitoring and documentation. The system also provides hospital pharmacists with the ability to process physician's medication orders quickly and accurately. The organization of screens, use of overlapping windows, in-process access to multiple files and other user friendly techniques makes the Performance Pharmacy System an attractive and functional hospital pharmacy software system. Performance Systems pricing starts at about $30,000 which includes hardware, software, training and pre-loaded drug files. To date, approximately 120 Performance Hospital Pharmacy Software Systems have been installed with users. The Company believes that the market for such systems is favorable. However, the Company has reduced the carrying value of such assets due to the lack of financing and other uncertainties that might preclude further development of the system.

     Also within MMS, the Company has developed the MedServ product line which consists of MedServ FS (inventory control of floor stocked items) and MedServ EMAR (electronic charting of patients scheduled medications). The MedServ Medication Cart has been specifically designed for use in hospital and nursing home facilities. With its unique hardware and customized software programs, the MedServ system objective is to introduces controls and audit trails to reduce the likelihood of medication errors while helping to provide high levels of security within the hospital. This mobile computer based system automatically logs all activity and allows integration with existing information systems. As nurses make rounds, the MedServ Cart moves with them providing finger tip "touch screen" access to vital patient and prescription information. The benefits include accurate patient billing, reduced probability of missed dosages and medication errors, and adherence to pharmacy and nursing drug administration policies. Further benefits include improved drug accountability, curtailed pilferage and better inventory control through "proof-of-use" management. It also supports the clinical pharmacist's activities by identifying dosing compliance.

Currently, the MedServ FS product has not been made widely available to the healthcare industry. MedServ FS has been installed in 14 hospitals, and the MedServ EMAR system is due to be installed in fiscal year 1997. The continued development of MedServ EMAR contemplates a successful reorganization of the Company and the availability of capital.

     Vangard Labs, Inc. now identified as a discontinued operation for financial reporting purposes, buys generic drugs (including analgesics, anti-arthritics, antibiotics, cardiovascular, laxatives, nutritionals and psychotropics) from leading manufacturers of generic drugs. The drugs are repackaged predominantly in a unit-dose format and sold to wholesalers. These pharmaceutical products are, in turn, resold to individual hospitals and nursing home pharmacies.

     Medical Technology Laboratories, Inc. provides clinical laboratory testing services. The analytical tests which it provides are typical of diagnostic laboratories and the facilities presently have no particular specialization in any of its testing procedures and services. This Company performs in-house over 95% of the testing routinely ordered by physicians for their patients, which typically includes chemistry, hematology, serology, urinalysis and bacteriology.

GLASGOW PHARMACEUTICAL CORPORATION JOINT VENTURE

     The Company, through its Vangard Labs, Inc. subsidiary, has been a partner in a joint venture with Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. This joint venture, named Glasgow Pharmaceutical Corporation ("GPC") is fifty percent owned by each party. During fiscal year 1995, GPC began selling medication punch cards pre-filled with
pharmaceuticals to customers of the Company in the long-term care market.   MTS
Packaging Systems, Inc. has provided medication punch cards to the Vangard Labs, Inc. facility where they have been packaged with pharmaceuticals and delivered to GPC for marketing and sales. On November 9, 1995, Creighton Pharmaceuticals, owner of a 50% interest in GPC notified the Company that it desired to terminate its involvement in the joint venture. The Company's interest in this joint venture has been treated as a discontinued operation for financial reporting purposes.

MANUFACTURING PROCESSES

     The Company has developed an integrated punch card assembly machine which will accomplish the various punch card manufacturing steps in a single in-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. The Company's equipment produces finished cards in one 8 hour shift which previously took one week using conventional methods. This represents a substantial reduction in time over conventional punch card manufacturing systems. The Company has two machines capable of producing punch cards in this manner.

     During 1996, the Company disposed of all production equipment and tooling it no longer was utilizing in its manufacturing processes due to the exclusive use of automated equipment resulting in a charge of $8.3 million. The machines that the Company's MTS Packaging Systems, Inc. subsidiary sells, leases or provides to its customers for use with the Company's medication punch cards are manufactured by the Company. The Company uses automated fabrication equipment to produce its medication packaging machinery. All essential components of the machines are manufactured by the Company without reliance on outside vendors.

     The MTS Packaging Systems, Inc. subsidiary is dependent upon a limited number of suppliers for the raw materials essential in the production of its products. The Company believes that relations are adequate with its existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. The inability to obtain raw materials on a timely basis and on acceptable terms may have an adverse impact on the future performance of the Company.

     Medication Management Systems, Inc. integrates computer hardware into its MedServ mobile medication carts and then installs its proprietary software. All hardware is purchased from outside vendors but is common to many suppliers. The Company believes its proprietary software adds substantial value to the product, primarily because of the Company's extensive knowledge of hospital pharmacy management practices derived from the more than 120 installations of its Performance Pharmacy Systems.

     The Medical Technology Laboratories, Inc. subsidiary primarily relies upon sophisticated diagnostic testing equipment to evaluate bodily fluid samples.
The Company has upgraded its laboratory equipment through the acquisition of automated analyzers. Each analyzer is capable of performing 36 different tests on up to 160 patients per hour. The testing categories performed by such machinery includes bacteriology, chemistry, hematology, serology and urinalysis.

MARKETS AND CUSTOMERS

     The MTS Packaging Systems, Inc. products are sold throughout the United States, primarily through its sales organization and independent sales representatives. The Company also participates in trade shows and training seminars. Although the Company has been able to market its products, there is no assurance that its sales efforts will continue to be successful, particularly in light of the bankruptcy filings for its three principal subsidiaries.

     The primary customers for the MTS Packaging Systems, Inc. proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies generally serve from 250 to 5,000 nursing home beds per location, and many serve the home health care marketplace as well.

     The Company has begun commercializing its MedServ product line, which is a mobile computerized medication dispensing system, to hospitals throughout the United States. This technology is attractive to hospitals because it provides the opportunity for the hospital to reduce medication dispensing and administration errors. Approximately 2,000 of the more than 6,000 acute care and specialty care hospitals throughout the United States currently have computerized medication dispensing systems. Most of those 2,000 hospitals utilize floor stock systems for inventory control in primarily the emergency room, operating room, or in areas where narcotic floor stock was previously stored. Thus, an opportunity within most of those 2,000 hospitals is provided for systems, such as the Company's MedServ EMAR, that can adequately handle a patient's regularly scheduled medications. The systems that have been installed are primarily justified by reducing inventory shortages and decreasing "lost billings" rather than reducing or eliminating medication errors. As of July 1, 1996, the Company had 14 MedServ hospital installations within the U.S. The Company anticipates that pricing for MedServ products will range from $25,000 to $500,000 for a hospital installation depending on the number of beds and service level requirements. The Company believes that the market for such systems is favorable. However, the Company has reduced the carrying value of such assets due to the lack of financing and other uncertainties that might preclude further development of the product line.

     The Company believes that as more nursing home and hospital pharmacy providers learn of the cost effectiveness of the Company's medication dispensing and information systems, the number of nursing home and hospital pharmacies using these systems will continue to increase, although there can be no assurance of any such increase.

     The additional markets for other assisted care facilities, such as sub-acute care and assisted living facilities, are relatively new. Although the Company has no specific data for these markets, it believes that the extension of the health care market from nursing homes and hospitals into sub-acute care, assisted living facilities and other health care facilities represents a potential to expand the customer base for its products. Although the Company is optimistic that it will be able to generate additional revenues from the growing assisted care facilities market, there is no assurance that it can significantly penetrate such markets.

     The primary market and customers for the services offered by the Medical Technology Laboratory, Inc. subsidiary are doctors and hospitals in the State of Florida.

     The Company presently has no customers which account for greater than 10% of its consolidated sales.

COMPETITION

     The pharmacies which supply prescription medicines to nursing homes and hospitals are the primary market for the Company's products. This market is highly competitive. There are several competitors that presently market other systems utilizing punch cards. The Company believes it is the industry leader in the automation of packaging and sealing of solid medications into punch cards. The products developed by the Company's competitors are not as efficient as the

Company's systems because they are not as automated. The Company's method of dispensing medication replaces more traditional dispensing methods such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are price, customization, and product performance. Many of the Company's competitors have been in business longer and have substantially greater resources than the Company. The Company's medication dispensing systems are relatively new and there is no assurance that the Company will be able to compete effectively with traditional methods of dispensing medication or other punch card systems.

     The Company's primary competitors for medication dispensing systems are Drug Package, PCI and RX Systems. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging Systems, Inc. from its competitors' manual systems which are capable of only filling and sealing 30-45 disposable medication punch cards per hour. The Company's new automated packaging machinery can fill and seal up to 600 disposable medication cards per hour.

     Vangard Labs, Inc. which has been identified as a discontinued business unit held for sale, has faced competition from numerous packagers of generic oral solid unit dose medications for hospitals and nursing homes. This market is highly competitive and includes companies such as Schein, UDL, Goldline, Roxanne and Medirex. The principal methods of competition for unit dose repackagers are price, quality of product and reputation. Vangard Labs, Inc. has numerous competitors who have been in business longer and have greater financial and marketing resources.

     Medication Management Systems, Inc. faces intense competition within the hospital marketplace for both its Performance Pharmacy management systems and its MedServ products. For pharmacy management systems, competitors include dominant hospital information system vendors such as HBOC, SMS, MediTech, and other such major corporations. Also included are pharmacy management systems providers such as Megasource, Cerner, Continental and HCS. Among suppliers of automated dispensing systems to hospitals, the Company will be competing with such major companies as Pyxis, Baxter, Diebold, and others for its new MedServ product line. Although the Company believes it provides superior technological systems, there is no assurance that it will be able to effectively compete with companies that have more financial resources or established market distribution channels.

     The Medical Technology Laboratories, Inc. subsidiary conducts its business in a very competitive marketplace. There are a number of diagnostics laboratories in the Tampa Bay area which compete with the Company's facilities. In addition, hospitals are offering their own diagnostic clinical laboratory services which places additional competitive pressure on the Company. Although management of the Company's MTL subsidiary believes it provides a high level of service and quality, there can be no assurance that competitors, governmental regulations, or reductions in Medicare reimbursement rates will not erode its business prospects.

PROPRIETARY TECHNOLOGY

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes which the Company's MTS Packaging Systems, Inc. subsidiary uses and sells. The Trust is the assignee of all such proprietary and patent rights used in the Company's business which was invented or developed by Mr. Harold B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to utilize the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems.

     There are numerous patent applications and patent license agreements for products sold and that have been in development within the Medication Management Systems, Inc. subsidiary.

     There is no assurance that any additional patents will be granted with respect to the Company's medication dispensing or information systems and products or that any patent issued, or that may be issued in the future, will ultimately provide meaningful protection from competition.

     The MTL subsidiary does not presently benefit from any proprietary technology. The Company has completed a program to upgrade to more technologically advanced equipment for its analytical services and the delivery of diagnostic information to its customers.

REGULATION

     The Company's MTS Packaging Systems, Inc. subsidiary's products are governed by federal regulations concerning components of packaging materials which are in contact with food. The Company has obtained assurances from its vendors that the packaging materials used by the Company are in conformity with such regulations. However, there can be no assurance that significant changes in the regulations applicable to the MTS Packaging Systems, Inc. subsidiary's products will not occur in the foreseeable future. Any such changes could have an adverse effect on the Company.

     The operations of the MTL subsidiary are subject to extensive federal, state and local regulation. Specifically, the Company's MTL subsidiary are licensed by the State of Florida Department of Health and Rehabilitation Services (HRS) and are certified by the Health Care Financial Administration
(HCFA), a federal governmental agency. The Company believes its MTL subsidiary is operated in compliance with HRS and HCFA licensing and certification requirements.

     The operations of the MTL subsidiary are subject to Medicare reimbursement requirements and restrictions imposed by the Social Security Act as administered by HCFA. Recent regulatory changes directly affect the way Medicare reimburses for laboratory services. Commencing September 1, 1992, Medicare no longer paid for laboratory services unless the lab facility was certified under the Clinical Laboratory Improvement Act of 1988. The Company's operation of its MTL subsidiary complies with this federal legislation.

     Most clinical laboratory procedures are paid from laboratory fee schedules issued by individual Medicare carriers or intermediaries. Since January 1, 1992, laboratory services are paid based upon a national fee schedule modified by local economic factors. Medicare carriers pay laboratory claims on a reasonable fee basis. In the case of laboratory tests, the recommended fee is the lesser of the fee schedule, or the national caps on the actual billed amounts. Most laboratory tests must be billed on an assigned basis. This means that the provider must accept the Medicare reimbursement as payment in full for a laboratory test. Medicare patients are not billed for the additional amount. In addition, the State of Florida has adopted legislation which limits billing for laboratory services to 120% of the allowable Medicare reimbursement.

     The operations of Vangard Labs, Inc. (treated as discontinued for reporting purposes) are subject to the Good Manufacturing Practice regulations promulgated by the FDA as codified in 21CFR Parts 210 and 211. The operations of Vangard Labs, Inc. are also subject to field inspections by regional offices of the FDA and DEA for compliance with regulations dealing with drug manufacturers. The Company believes it has instituted sufficient quality control procedures and has taken such other steps so as to be in compliance with FDA and DEA regulations and requirements as currently in effect. The Company is currently in compliance with applicable FDA and DEA regulations.

     Regulations regarding the "stability" of repackaged drugs and the expiration dating of repackaged products are extremely important to the operations of Vangard Labs, Inc. Changes in the methods employed by Vangard Labs, Inc. in repackaging drugs require additional stability studies. Unfavorable results could adversely effect Vangard's product lines.

     It is impossible for the Company to predict the extent to which its operations will be effected under the laws and regulations described above or any new regulations which may be adopted by regulatory agencies.

EMPLOYEES

     As of July 1, 1996, the Company employed 197 including 30 at Vangard Labs, Inc., persons full time. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2. PROPERTIES

     The Company leases a 62,000 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the Clearwater/St. Petersburg International Airport at 12920 Automobile Boulevard. The Company's corporate administrative and marketing offices, its MMS subsidiary, and the manufacturing facilities for the MTS Packaging Systems, Inc. subsidiary are located at this address. The lease had an initial term of five years commencing on April 1, 1987 and now expires on April 15, 1999. The Company's current monthly lease payments are approximately $21,000.

     The Company leases approximately 5,200 square feet at approximately $2500 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. This space is used by the Ohio Label business acquired by the Company in 1989. This business is now part of MTS Packaging Systems, Inc.

     The Company leases approximately 3,300 square feet of space for its MTL subsidiary located in Pinellas County, Florida. This lease expires on April 1, 1997, with monthly rents not in excess of $5,046.

     In connection with the ownership of Vangard Labs, Inc. the Company owns two buildings in Glasgow, Kentucky used for administration and warehousing. These facilities, together with a leased building used for manufacturing, contain approximately 46,000 square feet. The monthly payments for the Vangard Labs, Inc. leased facilities are approximately $3,950. The Company agreed to assume certain obligations related to this property including a promissory note with an unpaid balance of approximately $204,000, with a 3% interest rate and monthly payments of approximately $2,400. As security for this note, the Company granted a first mortgage on the Vangard real estate.


ITEM 3. LEGAL PROCEEDINGS

     The Company was not involved in any litigation which, in the opinion of management, would have a material adverse effect on the Company's financial position. As more fully described in the last paragraph of the Note 14 to the consolidated financial statements, the Company is disputing a proposed assessment by the State of Florida, Department of Revenue.

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc. and MTS Sales & Marketing, Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. On February 22, 1996, the Company's subsidiary, Vangard Labs, Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

     The Company and the MTS debtors are in possession of their respective properties and assets and the subsidiaries are operating their respective businesses as debtors-in-possession pursuant to provisions of the Bankruptcy Code. With the exception of Vangard Labs, Inc. the Company intends to continue the operation of its businesses and the management of its operations and has proposed plans of reorganization for these entities pursuant to Chapter 11 of the Bankruptcy Code (see "Business" for further information regarding Chapter 11 filings). Vangard Labs, Inc. has been identified as a discontinued operation and the Company plans to dispose of Vangard Labs, Inc. within the current year.

     Under Chapter 11, actions against the Company's filed subsidiaries are automatically stayed if a claim arose or is based upon events that occurred on or before the petition dates.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The authorized capital stock consists of 25,000,000 shares of Common Stock, $.01 par value ("Common Stock"), and 7,500,000 shares of Preferred Stock, $0.0001 par value ("Voting Preferred Stock"), issuable in series. On January 6, 1992 the Company declared a reverse 1 for 4 split of its Common Stock to obtain entry to the NASDAQ-NMS. Trading of the Company's common stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ.

COMMON STOCK

        Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. However, Todd E. Siegel through the JADE Partnership ("Partnership") and the Trust which maintains ownership of the Voting Preferred Stock, controls the affairs of the Company, including the election of directors. The holders of Common Stock are entitled, upon liquidation or dissolution of the Company, to receive pro rata all assets remaining available for distribution to stockholders after payment of $10,000 to the holders of the Preferred Stock. The Common Stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All the outstanding shares of Common Stock, are validly issued, fully paid and non-assessable.

        The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from such funds as are legally available. The Company's financing agreements include restrictions on the payment of dividends. The Company has never paid cash dividends on its Common Stock, however, and it currently intends to retain all earnings for use in its business. Accordingly, it is anticipated that no dividends will be paid in the foreseeable future. During 1996, an Employee Stock Purchase Plan was initiated which provided approximately $400,000 in equity with a corresponding expense in exchange for the issuance of approximately 1.4 million of the 2 million shares of common stock reserved for this plan.

        As of July 1, 1996, there were approximately 1,300 registered holders of the common shares of the Company's outstanding Common Stock.

PREFERRED STOCK

        The Company has outstanding 6,500,000 shares of Voting Preferred Stock, all of which are held by the JADE Partnership. The Voting Preferred Stock has the right to cast two votes per share on each and any matter on which the Common
Stock is entitled to vote.   In addition to preferential voting rights, the
Voting Preferred Stock is entitled to receive upon dissolution or liquidation of the Company, the first $10,000 of proceeds distributed to stockholders of the Company upon such events. Thereafter, the Voting Preferred Stock is entitled to no additional amounts upon dissolution or liquidation of the Company. The Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock issued to the Partnership is not subject to further calls or assessments by the Company.

OPTIONS

        Four hundred thousand (400,000) shares of common stock are reserved for issuance to employees under the Company's Employee Stock Option Plan. Eighty thousand, four hundred eighty four (80,484) of these options, at various prices which range from $4.00 to $10.00 per share, were outstanding at March 31, 1996.

        During fiscal 1996, options to acquire 59,000 shares of common stock at an exercise price of $1.63 were issued to certain officers, directors, and former directors of the Company.

        As of March 31, 1996, approximately 320,250 options, at $1.63 per share, were outstanding and held by certain officers, directors, and former directors of the Company.

        The options currently outstanding expire on various dates commencing April 1998 and ending March 2006.

WARRANTS

        The Company has 1,200,000 outstanding warrants exercisable to purchase one share of Common Stock at $7.00 per share, which were issued in connection with its July 1991 public offering. In addition, the Company has 120,000 outstanding warrants, which were issued to the underwriter of the July 1991 offering, exercisable to purchase one share of Common Stock at $7.00 per share. These warrants were originally to expire on July 9, 1996, but have been extended to July 17, 1997. These warrants are callable by the Company, upon 30 days written notice, at $.05 per warrant.

        The above warrants contain anti-dilution provisions providing for adjustment of the exercise price upon the occurrence of certain events, including the issuance of any Common Stock or other securities convertible into or exercisable for Common Stock at a price per share less than the exercise price, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The outstanding warrants do not confer upon the holders thereof any voting preemptive rights, or any other rights of the shareholders of the Company.

REPORTS TO STOCKHOLDERS

          The Company will furnish its stockholders with annual reports containing audited financial statements that have been examined and reported on by independent certified public accountants and quarterly reports for the first three quarters of each fiscal year containing unaudited financial statements.

TRANSFER AGENT AND WARRANT AGENT

          Continental Stock Transfer & Trust Company, New York, New York is the registrar and transfer agent for all of the Company's securities.

PRICE RANGE OF THE COMPANY'S SECURITIES

          Previous to February 9, 1996, the Company's Common shares traded on NASDAQ National Market. Trading of the Company's common stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ. Since that time, the Company's common stock has traded on the over-the-counter market. The table below sets forth the range of high and low sale prices for the Company's Common Shares for the period indicated.

                                              High           Low
          1995 Fiscal Year                   -----          -----
               First Quarter                 9 1/4          7 5/8
               Second Quarter                8 1/8          6 5/8
               Third Quarter                 7 3/8          5 1/2
               Fourth Quarter                7 3/4          5 1/8

          1996 Fiscal Year
               First Quarter                 9 1/8          4 5/8
               Second Quarter                6 1/16         4 5/8
               Third Quarter                 6                3/4
               Fourth Quarter                1 3/16           3/16

          The table below sets forth the range of high and low sales prices for the Company's warrants for the period indicated.

          1995 Fiscal Year
               First Quarter                 3 5/16         2 1/4
               Second Quarter                2 5/8          1 11/16
               Third Quarter                 2 1/4          1 1/4
               Fourth Quarter                2 1/2          1 5/16

          1996 Fiscal Year
               First Quarter                 3                7/8
               Second Quarter                1 1/2           11/16
               Third Quarter                 1 1/8            1/32
               Fourth Quarter                1/32             1/32

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

                                                         YEARS ENDED MARCH 31,
                                            -------------------------------------------------
                                            (In Thousands, Except Earnings Per Share Amounts)

Income Statement Data:                        1996      1995     1994      1993       1992
- - ----------------------                      --------  --------  -------   -------   ---------
Sales                                        $17,052   $14,830  $12,301   $10,858     $ 7,500
Cost of Sales and Other Expenses              41,669    16,946    9,367     8,052       5,185
Income (Loss) from Continuing
    Operations Before Cumulative Effect
    of Accounting Change                     (22,717)   (1,272)   1,856     1,740       1,476

Income (Loss) from Discontinued
    Operations                                (6,634)       16      762       552         -0-

Estimated Loss on Disposal of
    Discontinued Operations                   (5,229)      -0-      -0-       -0-         -0-

Cumulative Effect of  Accounting
    Change for FASB No. 109                      -0-       -0-      543       -0-         -0-

Net Income (Loss)                            (34,580)   (1,256)   3,161     2,292       1,476

Primary Net Earnings (Loss) Per Share:
    From Continuing Operations                 (5.60)     (.32)     .48       .46         .45

Income (Loss) from Discontinued Operations     (2.92)      .00      .20       .15         .00

Cumulative Effect of Accounting Change
    For FASB No. 109                             .00       .00      .14       .00         .00
                                            --------   -------  -------   -------     -------
Net Earnings (Loss) Per Share               $  (8.52)  $ (0.32) $   .82   $   .61     $   .45
                                            --------   -------  -------   -------     -------
                                            --------   -------  -------   -------     -------
Average Common Shares and Common
    Share Equivalents Outstanding*             4,059     3,974    3,879     3,789       3,306



*No dividends were declared or paid during periods presented.

                                                        AT MARCH 31,
                                    -------------------------------------------------
                                                       (In Thousands)

Balance Sheet Data:                   1996       1995      1994      1993      1992
- - -------------------                 --------- --------  ---------  --------  --------
Net Working Capital*                  $5,406  $ 5,410    $ 1,695   $ 1,899   $   513

Assets                                14,669   44,243     33,018    25,527    17,217

Short-Term Debt*                         168    1,165        979       654     1,658

Long-Term Debt*                          350   23,224     10,588     7,227     1,541

Stockholders' Equity (Deficit)       (18,546)  15,640     16,853    13,655    10,487


*Excluding Liabilities Subject to Compromise of $30,457 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    During Fiscal 1996, operating losses and limited working capital necessitated a thorough review of all operations and an assessment of the carrying value of all assets. Stringent measures were taken in the fourth quarter to preserve the Company's assets and core businesses. Management believes that the ultimate result will be a profitable and growing company refocused on its core businesses.

    As described below, during the fourth quarter the Company's principal operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's intent in such filings was a reorganization of its underlying businesses, the restructuring of indebtedness with its principal lenders and protection of interests of its stockholders. The Company has recently filed reorganization plans that await approval by its creditors and the Bankruptcy Court.

CHAPTER 11 REORGANIZATION

    During fiscal 1996, the Company experienced disappointing operating results from its new MedServ product and operating losses at Vangard Labs, Inc. On January 4, 1996, the Company received notice from its lenders that its failure to make a scheduled mandatory principal amortization and interest payment of approximately $307,000 on December 5, 1995 was an event of default under its credit agreement.

    On January 3, 1996, three of the Company's subsidiaries, MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc. and MTS Sales & Marketing, Inc. filed voluntary petitions under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. At that time, the Company also suspended production operations at Vangard Labs, Inc. to avert further operating losses.

    On February 22, 1996, a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division was filed for Vangard Labs, Inc. Vangard Labs, Inc. is presented as a discontinued operation in the consolidated financial statements of the Company. It is the intent of management, with the cooperation of its lenders, to sell the Vangard Labs, Inc. assets and use the proceeds to retire debt. The Glasgow Pharmaceutical Corporation joint venture is highly dependent upon Vangard Labs, Inc. production capability to manufacture, package and distribute medication cards filled with pharmaceuticals to long-term care pharmacy and other health care facilities. MedCard is the pre-filled medication card provided through this joint venture with Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The marketing and distribution of MedCard to the long-term care industry began in fiscal 1995. The significant expansion anticipated in 1996 did not materialize when Creighton withdrew its support from this joint venture. This event necessitated a reappraisal of the carrying costs of this venture and an assessment of its viability. Divesting Vangard Labs, Inc. makes the viability of GPC tenuous, accordingly, it also is treated as a discontinued operation.

    The Company determined that it was prudent to consider the impact of the bankruptcy filings and the unavailability of additional funding on the realization of the carrying values of its assets. Management has decided to reduce the carrying value of its joint venture, inventory, goodwill, project development and fixed assets. Such an undertaking was also required by the recently implemented FASB No. 121. The result was a write-off of more than $23.5 million which included a $5.2 million investment in joint ventures and Vangard Labs, Inc. $4.6 million in project development costs, $8.3 million in fixed asset revaluations, $2.9 million in goodwill, $1.5 million in inventory revaluation to the lower of cost or market, and $1.0 million in other charges. These substantial adjustments had a significant negative impact on the Company's operating results for the fiscal year ended March 31, 1996.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL 1995

    The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filings for the Company's principal operating subsidiaries and related circumstances, realization of assets and satisfaction of liabilities in the normal course of business is uncertain. A plan of reorganization could further materially change the amounts reported in the accompanying consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of plans of reorganization, future profitable operations, and compliance with future loan agreements.

REVENUES

    Net sales for continuing operations for the fiscal year ending March 31, 1996 increased 15% to $17.1 million from $14.8 million in the prior fiscal year primarily due to higher sales from the Company's Medical Technology Laboratories, Inc. subsidiary which experienced a 44% increase in revenues. Additionally, the Company's MTS Packaging Systems, Inc. subsidiary had a 9% increase in revenues.

GROSS PROFIT

    Cost of sales for the fiscal year ending March 31, 1996 increased 37% to $10.7 million from $7.8 million in the prior year. Consequently, gross profit in the fiscal year ending March 31, 1996 decreased to 37% from 48% in the prior year. This decrease in gross profit was primarily due to lower margins on revenue in the Company's Medical Technology Laboratories, Inc. subsidiary, as well as inventory revaluations.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES (SG & A)

    SG&A for the year ended March 31, 1996 increased to $9.2 million from $2.4 million in the prior year. The increase primarily resulted from increased selling and marketing expenses related to the increase in revenue. In addition, the Company increased its administrative staff during the first and second quarters of 1996 in anticipation of the revenue increases in MedServ product line and GPC operations. Also, certain one-time charges were incurred during the year including expenses relating to employee severance costs, and bad debts.

PRODUCT DEVELOPMENT

    The Company expensed product development and software costs previously capitalized in the amount of $4.6 million. Of this, $3.7 million related to all computerized medication dispensing systems marketing development and pharmacy software costs for Medication Management Systems, Inc. and Performance Pharmacy Systems. The current financial condition of the Company, as well as other uncertainties, have impaired the Company's ability to complete the development of these products.

    In addition, there were other charges in the total amount of $0.9 million related to project development and software costs previously capitalized by MTS Packaging Systems, Inc. and Medical Technology Laboratories, Inc.

RESTRUCTURING CHARGES

    Within the fiscal year ending March 31, 1996, the Company recognized a charge of approximately $17.9 million for the impairment of certain of its investments in part due to the restructuring of its businesses. This amount includes an estimated charge of $5.2 million related to the anticipated disposal of Vangard Labs, Inc., a loss on obsolete fixed assets of $8.3 million, inventory revaluation of $1.5 million and a goodwill write-off of $2.9 million.

    The above charges resulted, in part, from actions taken after a comprehensive examination of all of the Company's business operations. Because of the numerous development projects that the Company had underway, and the limited opportunity that now exists for completion of these projects, the Company evaluated the carrying value of certain assets and adjusted them downward to reflect their estimated value.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $1.6 million (153%) in 1996. The increase resulted from the fact that the Company reduced the estimated useful lives of its property and equipment to reflect technological changes. These changes resulted in additional depreciation expense in 1996 in the amount of $589,000. In addition, depreciation and amortization increased due to the acquisition of equipment and other assets in 1995. In accordance with the Company's policy, these assets were depreciated or amortized for one-half year in 1995 and a full year in 1996.

LOSS FROM DISCONTINUED OPERATIONS

    The company has elected to treat its Vangard Labs, Inc. subsidiary as a discontinued operation because of management's decision to dispose of the
business.   The loss incurred by Vangard Labs, Inc. was $6.6 million 1996.

INTEREST EXPENSE

    Interest expense for the fiscal year ending March 31, 1996 increased 22% to
approximately $1.7 million from $1.4 million in the prior year.   The increase
primarily resulted from an increase in debt. The Company discontinued accruing interest on its secured debt effective January 3, 1996 due to Chapter 11. The amount of interest which was not accrued was $609,000.

INCOME TAXES

    The Company realized an income tax benefit of $1.9 million for the year ended March 31, 1996, primarily as a result of the net operating loss. A portion of this loss has been carried back to recover taxes paid in previous years. In addition, the unused portion of $17.8 million will be carried forward to offset future taxable income. The Company recorded a valuation allowance in the amount of approximately $6.9 million to offset entirely the deferred tax asset related to the net operating loss carryforward.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

    The Company incurred a net loss from continuing operations for the fiscal year ended March 31, 1996 of $22.7 million versus $1.3 million in 1995. Cash used by operating activities during the fiscal year ended March 31, 1996 was $0.9 million versus $0.4 million provided in 1995.

    The increase in the cash used by operating activities resulted primarily from the operating loss incurred in 1996.

    Investing activities utilized $2.9 million for the year ended March 31, 1996 versus $9.8 million in 1995. The decrease resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities in 1996.

    Financing activities provided $4.2 million for the year ended March 31, 1996 versus $12.8 million in 1995. The decrease resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities which had been funded in 1995 primarily with long-term debt.

    The Company had working capital as of March 31, 1996 and March 31, 1995 of $5.4 million. Current liabilities do not include $30 million of liabilities subject to compromise in connection with the plans of reorganization for the MTS debtors.

    No assurances can be given that additional equity capital will be made available to the Company. In the event the Company is able to raise additional equity, the raising of such equity will likely dilute the interests of existing stockholders. There can be no assurance that the Company will be able to secure such additional equity capital or that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

    The Company's lender has a first security interest in and lien upon substantially all of the Company's assets. The Company has not filed a bankruptcy petition for the parent corporation. If it were to become necessary for the Company to take such action, the interests of the Company's stockholders would very likely be impaired.

    Other then cash flow from operations, the Company does not currently have any other source of liquidity.

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

REVENUES

    Net revenues for the year ended March 31, 1995 increased to approximately $14.8 million, a 20% increase over fiscal year 1994 revenues of $12.3 million. This revenue growth primarily resulted from the continued growth in the medication dispensing product business of the Company.

GROSS PROFIT

    During fiscal year 1995, cost of sales increased to $7.8 million from $5.5 million in the prior year, a 41% increase. Gross profit margin decreased to 47% from the prior year's 55% primarily as a result of the increases in raw material costs which the Company was not able to recover in pricing its products.

SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES (SG & A)

    SG & A expenses were constant at about $2.4 million in fiscal year 1995 which was 6% lower than the prior fiscal year. As a percentage of revenues, these expenses were 16% and 21% for fiscal years 1995 and 1994, respectively. The reduction of these expenses as a percentage of revenues is primarily attributed to the decline of fixed expenses as a percentage of revenues on higher sales recorded.

INTEREST EXPENSE

    Net interest expense increased to approximately $1.4 million as compared to approximately $0.4 million in the prior year due to the increased debt incurred primarily for expenditures for development projects, acquisition of fixed assets and the higher interest rates in effect this fiscal year.

OTHER ITEMS

    In this period, the Company had increased depreciation and amortization expenses of approximately $1.1 million as compared to approximately $0.8 million in the prior fiscal year, while project and development expenses increased to approximately $4.3 million compared to no charge in the prior fiscal year, as a result of management's decision to focus its resources to better realize the potential of its new MedServ product line of computerized medication dispensing carts. As a consequence, the Company elected to expense all other project and product development costs except those related to MedServ.

NET LOSS

    The Company incurred a loss of approximately $1.3 million for fiscal year ending March 31, 1995 compared to net income of approximately $3.2 million in the previous year. This loss is attributed to increased interest expense as described above, the write-off of certain project and product development costs and increased depreciation and amortization expense. During the prior fiscal year, an accounting change benefited income by $.5 million as a result of the cumulative effect of the adoption of FASB No. 109 for income taxes.

    On a per share basis, net loss for the period was $0.32 compared to a net profit of $0.82 for the same period last year.

INCOME TAXES

    As a result of the loss the Company had a tax benefit of approximately $0.8 million which the Company carried forward to offset future taxes compared to
the provision for taxes of $1.1 million for fiscal 1994.   During fiscal 1994,
the applied tax rate was 37%. The application of such a tax rate was appropriate for that year and included provisions for both Federal and State taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the audited financial statements of the Company and related supplementary data attached at the end of this Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEMS 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.



[BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1.      Financial Statements - See attached

 2.        Financial Schedules - See attached

 3.        Exhibits - See Index attached and Exhibits included, as appropriate

(b) The following reports on Form 8-K have been filed during the quarter ended March 31, 1996:

 1.        8K - Dated January 3, 1996, relating to filing of Chapter 11.

 2. Dated March 14, 1996, relating to issuance of stock to Employee Stock Purchase Plan.

(c)        Exhibits required by Item 601 are attached.

 *1.1      Form of Underwriting Agreement

*1.1(a)    Form of Agreement between Underwriters

*1.3       Form of Representative's Warrant

*1.4       Form of Warrant Agent Agreement

**2.1 Agreement and Plan of Reorganization between Southwest Resources, Inc. and DRG Consultants, Inc.

**3.1      Articles of Incorporation and Amendments thereto

*3.1(a) Amendment to Articles of Incorporation increasing authorized Common Stock to 25,000,000 from 15,000,000 shares

**3.2      Bylaws of the Company

*4.1       Form of Warrant from July, 1992 Offering

**4.1(a)   Form of Initial Offering Warrant from January, 1988 Offering

**4.2      Designation of Rights, Preferences and Limitations of Voting
           Preferred Stock

**10.1 Business Lease between Leslie A. Rubin, Limited, as Lessor and the Company as Lessee dated March, 1987

**10.2 Agreement between Ascot Pharmaceuticals, Inc., Travenol Laboratories, Inc. and DRG Consultants, Inc. (expired)

**10.3 Sales Representation Agreement between DRG Consultants, Inc. and Euclid Medical Systems, Inc. (expired)

**10.4     Line of Credit Agreement (paid)

**10.5     Equipment Loan Agreement (paid)

**10.6     Siegel Family Revocable Trust Agreement

(8)10.6(a) Amended and Restated Siegel Family Revocable Trust
           Agreement

(8)10.6(b) Siegel Family Limited Partnership Agreement

**10.7(a)  Agreements and Assignments of Patent Rights between Harold
           B. Siegel and the Siegel Family Revocable Trust

**10.7(b)  License Agreement between the Company and the Siegel Family
           Revocable Trust

**10.7(c)  Assignment of Trade Names, Licenses, and Accounts Receivable
           from DRG Consultants, Inc. to the Company.

**10.8     [RESERVED]

**10.9 Promissory Note to Lawrence E. Steinberg dated April 27, 1987, in the amount of $50,000 (paid)

**10.10    [RESERVED]

**10.11 Promissory Note to Overseas Group dated May 8, 1987, in the amount of $75,000 (paid)

**10.12 Agreement for Sale of Stock between Lawrence E. Steinberg and the Company dated April 27, 1987

**10.13 Warrant Agreement between Lawrence E. Steinberg and the Company dated April 27,1987

**10.14 Warrant Agreement between Overseas Group and the Company dated May 8, 1987

**10.15 Modification of Promissory Note and Warrant Agreement between Overseas Group and the Company dated December 19, 1987 (paid)

**10.16 Modification of Promissory Note and Warrant Agreement between Lawrence E. Steinberg and the Company dated December 18, 1987 (paid)

**10.17 Option Agreement between the Siegel Family Revocable Trust and Lawrence E. Steinberg dated December 18, 1987

**10.18    Promissory Note dated November 30, 1987 in the amount of $31,850.00
           (paid)

**10.19    Promissory Note dated November 30, 1987 in the amount of $50,000.00
           (paid)

**10.20    Convertible Subordinate Notes issued to unaffiliated investors (paid)

**10.21    Letter Agreement between Gerald L. Couture and the Company (expired)

**10.22    $450,000.00 Commitment Letter from Florida National Bank (paid)

**10.23    Agreements with Vendor Funding for Sale/Leaseback of Equipment (paid)

**10.24 First Florida Bank $450,000 Revolving Line and $150,000 Equipment Line, Loan Commitment (paid)

***10.25   Pilot Project and Option Agreement between Sandoz and the
           Company

****10.26  Documents relating to the acquisition of the business of
           Ohio Label & Packaging Inc. dated November 3, 1989

*****10.27 Loan Agreement and other related documents between the Company and
           Southeast Bank, N.A. for $3,195,000 credit facility dated March 26, 1990 (paid)

*10.28 Loan Agreement and other related documents related to First Florida Bank, N.A. borrowing dated November 7, 1990 (paid)

*10.30 Agreement among Company, Trust and Harold B. Siegel regarding modification to royalty arrangements and issuance of Common Stock and retirement of preferred stock dated September 2, 1990

(1)10.31 Acquisition and financing documents relating to Clearwater Medical Services, Inc.

(2)10.32 Acquisition and financing documents relating to Clearwater Diagnostic Center, Inc.

(3)10.33            Stock Purchase Agreement for Vangard Labs, Inc.

(4)10.34 Amendment No. 4 to Amended and Restated Loan Agreement with First Florida Bank, N.A. relating to the acquisition of Vangard Labs, Inc. (paid)

(5)10.35   Warrant Agreement between Ladenburg Thalman & Co. and the
           Company

(6)10.36 Loan and Security Agreement dated December 1, 1992 with Daiwa Bank, Limited

(7)10.37   Amended and Restated Loan and Security Agreement dated
           September 28, 1993 with SouthTrust Bank of Alabama

(8)10.38 First Amendment to Amended and Restated Loan and Security Agreement dated April 25, 1994 with SouthTrust Bank of
           Alabama

(8)10.39 Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at 12920 and 12900 Automobile Boulevard, Clearwater, Florida

(8)10.40 Lease dated August 1, 1993 between Vangard Labs, Inc. and E.P. Vann and Daryl B. Vann for Glasgow Kentucky facilities

(8)10.41 Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio

(8)10.42   Form of 1994 Stock Option Plan

(8)10.43   Form of Employment Agreement for Todd Siegel and Gerald
           Couture

(8)10.44   Form of Executive Stock Appreciation Rights and Non-
           Qualified Stock Option Agreement

(8)10.45   Form of Directors' Stock Option Agreement

(8)10.46   Form of Directors' Consulting Agreement

(8)10.47   Form of Director / Officer Indemnification Agreement

(8)10.48 Joint Venture Agreement between MedVantage, Inc. and the Company dated January 5,1995

(8)10.49 Third Amendment to Amended and Restated Loan and Security Agreement effective March 28, 1995

(9) 11.    Computation of Earnings Per Share

(9) 22.    List of Subsidiaries

(9) 23.    Form of Executive Director's Agreement for Gerald Couture

* Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement No. 33-40678 filed with the Commission on May 17 1991
** Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement (SEC File No. 33-17852)
***        Incorporated herein by reference to Form 8-K filed on November 18,
           1988
****       Incorporated herein by reference to Form 8-K filed on November 16,
           1989
***** Incorporated herein by reference to Form 10-K for fiscal year end March 31, 1990
(1)        Incorporated herein by reference to Form 8-K for event dated
           November 8, 1991
(2)        Incorporated herein by reference to Form 8-K for event dated
           November 14, 1991
(3)        Incorporated herein by reference to Form 8-K for event dated
           May 27, 1991
(4)        Incorporated herein by reference to Form 10-K for year ended
           March 31, 1992
(5)        Incorporated herein by reference to Form S-3 filed April 16, 1993
(6)        Incorporated herein by reference to Form 10-K for year ended
           March 31, 1993
(7) Incorporated herein by reference to Post Effective Amendment No. 1 to From S-1 (File No. 33-40678) dated October 14, 1993
(8)        Incorporated herein by reference to Form 10-K for year ended
           March 31, 1995
(9)        Filed herewith

                          Independent Auditors' Report


Board of Directors
Medical Technology Systems, Inc. and
 Subsidiaries
Clearwater, Florida



We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1996, 1995, and 1994 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996, 1995, and 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1996, 1995, and 1994 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 1, the Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceed its total assets by approximately $18.5 million as of March 31, 1996. The Company also had negative cash flows from operations during the current year of approximately $.9 million and loans in the amount of approximately $29 million are past due. In addition, the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Pender Newkirk & Company
Certified Public Accountants
June 20, 1996

                MEDICAL TECHNOLOGY SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1996, 1995 AND 1994
                                 (In Thousands)

                                     ASSETS

                                                                              1996           1995            1994
                                                                              ----           ----            ----
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    965       $    613        $    473
  Accounts Receivable, Net . . . . . . . . . . . . . . . . . . . . .         3,260          3,575           2,676
  Income Taxes Receivable. . . . . . . . . . . . . . . . . . . . . .           880            808            -0-
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,445          4,252           2,710
  Prepaids and Other . . . . . . . . . . . . . . . . . . . . . . . .           264            164             102
                                                                          --------       --------        --------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .         7,814          9,412           5,961

  Property and Equipment, Net. . . . . . . . . . . . . . . . . . . .         4,917         13,876          11,645

Other Assets:
  Software Development Costs, Net. . . . . . . . . . . . . . . . . .         - 0 -          1,306           1,253
  Goodwill, Net. . . . . . . . . . . . . . . . . . . . . . . . . . .           971          2,613           2,640
  Product Development, Net . . . . . . . . . . . . . . . . . . . . .           -0-           -0-            1,517
  MedServ Development and Related Software, Net. . . . . . . . . . .           170          3,012           1,043
  Development Costs of Joint Ventures. . . . . . . . . . . . . . . .           -0-            463            -0-
  Patents, Net . . . . . . . . . . . . . . . . . . . . . . . . . . .           565            760             352
  Net Assets of Discontinued Operations. . . . . . . . . . . . . . .           -0-         11,745           8,425
  Other, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           232          1,056             182
                                                                          --------       --------        --------
  Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . .         1,938         20,955          15,412
                                                                          --------       --------        --------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,669       $ 44,243        $ 33,018
                                                                          --------       --------        --------
                                                                          --------       --------        --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Maturities of Long-Term Debt . . . . . . . . . . . . . . .      $    168       $  1,165        $    979
  Accounts Payable-Trade and Accrued Liabilities . . . . . . . . . .         2,240          2,837           2,076
  Income Taxes Payable . . . . . . . . . . . . . . . . . . . . . . .          -0-            -0-            1,211
                                                                          --------       --------        --------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . . .         2,408          4,002           4,266

Liabilities Subject to Compromise. . . . . . . . . . . . . . . . . .        30,457           -0-             -0-

Long-Term Debt, Less Current Maturities. . . . . . . . . . . . . . .           350         23,224          10,588
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .          -0-           1,377           1,311
                                                                          --------       --------        --------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        33,215         28,603          16,165
                                                                          --------       --------        --------

Stockholders' Equity (Deficit):
  Voting Preferred Stock . . . . . . . . . . . . . . . . . . . . . .             1              1               1
  Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .            55             40              40
  Capital in Excess of Par Value . . . . . . . . . . . . . . . . . .         8,320          7,941           7,898
  Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . . .      ( 26,591)         7,989           9,245
  Less: Treasury Stock . . . . . . . . . . . . . . . . . . . . . . .      (    331)      (    331)       (    331)
                                                                          --------       --------        --------
  Total Stockholders' Equity (Deficit)   . . . . . . . . . . . . . .      ( 18,546)        15,640          16,853
                                                                          --------       --------        --------

Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .      $ 14,669       $ 44,243        $ 33,018
                                                                          --------       --------        --------
                                                                          --------       --------        --------

a) Liabilities Subject to Compromise consist of the following:

  Secured Debt . . . . . . . . . . . . . . . . . . . . . . . $28,158
  Trade and Other Miscellaneous Claims . . . . . . . . . . . $ 2,299
                                                             -------
                                                             $30,457
                                                             -------
                                                             -------

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                (In Thousands; except Earnings Per Share Amounts)

                                                                                         1996         1995          1994
                                                                                         ----         ----          ----
Revenue:

  Net Sales and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $17,052      $14,830       $12,301

Costs and Expenses:

  Cost of Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,665        7,756         5,548
  Selling, General and Administrative. . . . . . . . . . . . . . . . . . . . . . . .     9,202        2,429         2,577
  Product Development and Software Costs . . . . . . . . . . . . . . . . . . . . . .     4,605        4,271          -0-
  Loss on Early Retirement of Fixed Assets . . . . . . . . . . . . . . . . . . . . .     8,329         -0-           -0-
  Loss on Inventory Revaluation. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,510         -0-           -0-
  Goodwill Write Down. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,937         -0-           -0-
  Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,682        1,060           818
  Interest, Net (Contractual Interest $2,348). . . . . . . . . . . . . . . . . . . .     1,739        1,430           424
                                                                                       -------      -------       -------

          Total Costs and Expenses . . . . . . . . . . . . . . . . . . . . . . . . .    41,669       16,946         9,367
                                                                                       -------      -------       -------

Income (Loss) from Continuing Operations Before Income Taxes,
  Discontinued Operations and Cumulative Effect of Accounting Change . . . . . . . .   (24,617)      (2,116)        2,934

  Income Tax (Benefit) Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .   ( 1,900)      (  844)        1,078
                                                                                       -------      -------       -------

Income (Loss) from Continuing Operations Before Discontinued Operations and
  Cumulative Effect of Accounting Change . . . . . . . . . . . . . . . . . . . . . .   (22,717)      (1,272)        1,856
  Income (Loss) from Discontinued Operations, Net of Income Tax. . . . . . . . . . .    (6,634)          16           762

  Estimated (Loss) on Disposal of Discontinued Operations. . . . . . . . . . . . . .    (5,229)        -0-           -0-
                                                                                       -------      -------       -------

Income (Loss) Before Cumulative Effect of Accounting Change. . . . . . . . . . . . .   (34,580)      (1,256)        2,618

  Cumulative Effect of Accounting Change for Adoption
   of FASB No. 109 on Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .      -0-          -0-            543
                                                                                       -------      -------       -------

          Net Income (Loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(34,580)    $( 1,256)      $ 3,161
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------

Primary Net Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations . . . . . . . . . . . . . . . . . . . . .  $(  5.60)    $(  . 32)      $   .48
  Income (Loss) from Discontinued Operations . . . . . . . . . . . . . . . . . . . .   ( 2 .92)         .00           .20
  Cumulative Effect of FASB No. 109 Accounting Change. . . . . . . . . . . . . . . .       .00          .00           .14
                                                                                       -------      -------       -------
  Net Income (Loss) Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .  $( 8 .52)    $(   .32)      $   .82
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------

  Weighted average Common Shares outstanding, Primary. . . . . . . . . . . . . . . .     4,059        3,974         3,879
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------

Assuming Fully Diluted Net Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations . . . . . . . . . . . . . . . . . . . . .  $(  5.60)    $(   .32)      $   .43
  Income (Loss) from Discontinued Operations . . . . . . . . . . . . . . . . . . . .   (  2.92)         .00           .17
  Cumulative Effect of FASB No. #109 Accounting Change . . . . . . . . . . . . . . .       .00          .00           .12
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------
  Net Income (Loss) Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .  $(  8.52)    $(   .32)      $   .72
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------

  Weighted average Common Shares outstanding, Assuming Fully Diluted . . . . . . . .     4,059        3,974         4,595
                                                                                       -------      -------       -------
                                                                                       -------      -------       -------

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                        (in Thousands Except Share Data)


                                                                    COMMON STOCK
                                        -----------------------------------------------------------------------------------
                                            Number       $.01      Capital in
                                              of          Par       Excess of       Retained       Treasury
                                            Shares       Value      Par Value       Earnings         Stock        Total
                                            ------       -----      ---------       --------         -----        -----
Balance, March 31,1993 . . . . . . . .    3,896,519     $   39         $7,862        $ 6,084        $(331)       $13,654

Exercise of Common Stock
  Warrants . . . . . . . . . . . . . .      111,813          1             36                                         37

Net Income for Year Ended
  March 31, 1994 . . . . . . . . . . .                                                 3,161                       3,161
                                        -----------------------------------------------------------------------------------


Balance, March 31, 1994. . . . . . . .    4,008,332         40          7,898          9,245        $(331)        16,852

Stock Issued . . . . . . . . . . . .         18,500                        43                                         43

Net Loss For Year Ended
  March 31, 1995 . . . . . . . . . . .                                                (1,256)                     (1,256)
                                        -----------------------------------------------------------------------------------

Balance, March 31, 1995. . . . . . . .    4,026,832         40          7,941          7,989         (331)        15,639

Stock Issued . . . . . . . . . . . . .    1,458,503         15            379                                        394

Net Loss for Year Ended
  March 31, 1996 . . . . . . . . . . .                                               (34,580)                    (34,580)
                                        -----------------------------------------------------------------------------------

Balance, March 31, 1996. . . . . . . .    5,485,335     $   55        $ 8,320       $(26,591)       $(331)      $(18,547)
                                        -----------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------


                                                                VOTING PREFERRED STOCK
                                        -----------------------------------------------------------------------------------
                                           Number      $.0001
                                             of          Par
                                           Shares       Value
                                           ------       -----
Balance, March 31, 1994                   6,500,000     $    1                                                  $      1
                                          ---------      -----                                                       ---

Balance, March 31, 1995                   6,500,000     $    1                                                  $      1
                                          ---------      -----                                                       ---

Balance, March 31, 1996                   6,500,000     $    1                                                  $      1
                                          ---------      -----                                                       ---

Total Stockholders' Equity (Deficit),
   March 31, 1996                                                                                              $(18,546)
                                                                                                                --------
                                                                                                                --------



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (In Thousands)


                                                                                    1996            1995          1994
                                                                                    ----            ----          ----
OPERATING ACTIVITIES
  Income (Loss) from Continuing Operations . . . . . . . . . . . . . . . .        $(22,717)       $(1,272)      $  2,399
                                                                                  --------        -------       --------

  Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided (Used) by Operating Activities: . . . . . . . . . . . . . .
    Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . .           2,682          1,060            818
    Product Development and Software Cost. . . . . . . . . . . . . . . . .           4,605          4,271            -0-
    Goodwill Writedown . . . . . . . . . . . . . . . . . . . . . . . . . .           2,937            -0-            -0-
    Loss on Early Retirement of Fixed Assets . . . . . . . . . . . . . . .           8,329            -0-            -0-
    Loss on Inventory Revaluation. . . . . . . . . . . . . . . . . . . . .           1,510            -0-            -0-
    Write-off of Accounts Receivable and Other Assets. . . . . . . . . . .           1,323            -0-            -0-
    Stock Issued from Stock Compensation Plan. . . . . . . . . . . . . . .             388            -0-            -0-
    (Increase) Decrease in:
      Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (458)          (899)          (288)
      Income Taxes Receivable. . . . . . . . . . . . . . . . . . . . . . .             (72)          (808)           -0-
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             297         (1,542)          (305)
      Prepaid Expenses and Other Assets. . . . . . . . . . . . . . . . . .            (100)           (62)           (10)
    Increase (decrease) in:
      Accounts Payable and Other Accrued Liabilities . . . . . . . . . . .           1,724            761            743
      Income Taxes Payable and Deferred Taxes. . . . . . . . . . . . . . .          (1,347)        (1,145)          (175)
                                                                                  --------        -------       --------
  Total Adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,818          1,636            783
                                                                                  --------        -------       --------
  Net Cash Provided (used) by Continuing Operations. . . . . . . . . . . .            (899)           364          3,182
                                                                                  --------        -------       --------
  Net Cash used by Discontinued Operations . . . . . . . . . . . . . . . .            (117)        (3,304)        (2,085)
                                                                                  --------        -------       --------

INVESTING ACTIVITIES
  Expended for Property and Equipment. . . . . . . . . . . . . . . . . . .            (797)        (3,003)        (3,023)
  Expended for Software Development. . . . . . . . . . . . . . . . . . . .             (30)          (201)          (505)
  Expended for Product Development . . . . . . . . . . . . . . . . . . . .            (484)        (4,739)        (1,241)
  Expended for Patents and Other Assets. . . . . . . . . . . . . . . . . .            (109)        (1,127)           -0-
  Expended for Acquisition . . . . . . . . . . . . . . . . . . . . . . . .          (1,453)          (682)           -0-
                                                                                  --------        -------       --------
  Net Cash Used by Investing Activities. . . . . . . . . . . . . . . . . .          (2,873)        (9,752)        (4,769)
                                                                                  --------        -------       --------

FINANCING ACTIVITIES
  Payments on Notes Payable, Long-Term Debt. . . . . . . . . . . . . . . .            (947)        (1,048)       (10,057)
  Net Proceeds from Line of Credit . . . . . . . . . . . . . . . . . . . .           2,162         12,183          4,225
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . .               5             10             38
  Proceeds from Borrowing on Notes Payable and Long-Term Debt. . . . . . .           3,021          1,687          9,558
                                                                                  --------        -------       --------
  Net cash Provided by Financing Activities. . . . . . . . . . . . . . . .           4,241         12,832          3,764
                                                                                  --------        -------       --------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .             352            140             92

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .             613            473            381
                                                                                  --------        -------       --------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .        $    965        $   613       $    473
                                                                                  --------        -------       --------
                                                                                  --------        -------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,570        $ 1,409       $    557
                                                                                  --------        -------       --------
                                                                                  --------        -------       --------


The accompanying notes are an integral part of these financial statements.

                          MEDICAL TECHNOLOGY SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996, 1995 AND 1994

NOTE 1 - BACKGROUND INFORMATION

    Medical Technology Systems, Inc., a Delaware corporation, incorporated in March of 1984, provides products and services to pharmacies that dispense prescription pharmaceuticals to nursing homes, hospitals and other health assisted care facilities. The Company's principal businesses consist of the following product lines: (I) the core business of manufacturing and selling proprietary medication dispensing systems which include punch cards for use by pharmacies in dispensing prescription medicines; (ii) computerized pharmacy information and dispensing systems business which consists of the Performance hospital pharmacy management software and the MedServ-TM- mobile computerized medication dispensing systems for hospitals and nursing homes and (iii) the clinical laboratory service business of supplying diagnostic testing services to the medical profession.

    During the second quarter of 1996, the Company received notice from Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation, that it intended to terminate its relationship with the Company in the Glasgow Pharmaceutical Corporation (GPC) joint venture which packaged and distributed pharmaceutical products. As a result of this termination, the Company recorded a $4.6 million dollar write-off of its investment in GPC. In addition to the terminated joint venture expense, the Company recorded a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging subsidiary, which had been acquired for the joint venture. The GPC joint venture was created to provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. As a direct result of the joint venture termination, the Company re-evaluated its position in the medication packaging market. It was determined that the automated packaging equipment associated with the core packaging business should be more fully utilized in order to remain competitive. The early retirement of portions of the existing packaging equipment resulted in a $3.0 million charge.

    During the same quarter, the Company recorded other losses and write-downs which impacted its earnings. These adjustments included a $1.2 million charge relating to the obsolescence of an early version of its computerized medication dispensing product and an additional charge of approximately $500,000 relating to the valuation of certain inventory and project development costs.

    As a result of these significant losses in the second quarter of fiscal 1996, the Company was in violation of certain financial covenants in the borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision to file for protection under Chapter 11 for certain of its subsidiaries.

    During the fourth quarter of 1996, the Company filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (MTS debtors). The MTS debtors are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to reorganize pursuant to Chapter 11. As debtors-in-possession, these subsidiaries may engage in transactions within the ordinary course of business without approval of the Bankruptcy Court.

    Because of the events described above, the Company's working capital and borrowing capacity were extremely limited. The Company ultimately decided to suspend most project development activities, incurring substantial write-offs of the suspended project costs.

    Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of the filing date subject to adjustment in the reorganization process. Under Chapter 11, actions to enforce certain claims against the MTS debtor subsidiaries are stayed if the claims arose, or are based on events that occurred, on or before the petition date. The ultimate terms of settlement of these liabilities and claims will be determined in accordance with a plan of reorganization which requires the approval of prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities will be part of a plan of reorganization. Claims secured by the debtor's assets ("secured claims") also are stayed, although the creditors of such claims have the right to move the court for relief from the stay.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceed its total assets by approximately $18.5 million as of March 31, 1996. The Company also had negative cash flows from operations during the current year of approximately $.9 million and loans in the amount of approximately $29 million are past due. In addition, the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which might be a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, the ability to generate sufficient cash from operations, and the ability to obtain financing sources to meet future obligations.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES

    In December 1995, the Company initiated a cost reduction strategy that focused upon reducing operating expenses and returning the Company to profitability. This plan included the filing on January 3, 1996 of voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida for three of the Company's subsidiaries: MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc. and MTS Sales and Marketing, Inc. On February 22, 1996, the Company also filed a voluntary petition under Chapter 11 for its generic drug repackaging subsidiary, Vangard Labs, Inc.

    These Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive examination of the Company's business operations. Because of the numerous development projects that the Company had underway, and the limited opportunity that existed for completion of these projects, it was decided by management that without additional capital virtually none of the existing development projects could be successfully completed. In addition, in March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. This statement was effective for fiscal years beginning after December 15, 1995, but the company decided to apply this standard as of March 31, 1996 as permitted by the statement. Consequently, in order to comply with this standard, the Company has charged to expensed approximately $17.9 million excluding discontinued operations as detailed below:

                                             March 31,
                                               1996
                                             ---------
                                          (In Thousands)

    Terminated Joint Venture                  $   550
    Early Retirement of Fixed Assets            8,329
    Product Development and Software Cost       4,605
    Inventory Revaluation                       1,510
    Goodwill                                    2,937
                                             ---------
                                              $17,391
                                             ---------
                                             ---------

NOTE 3 - DISCONTINUED OPERATIONS

    As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc. whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida on February 22, 1996, will be divested. In addition, the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Pharmaceutical Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities. A pre-tax charge of approximately $5.2 million for a loss on disposal of these discontinued operations was recorded in fiscal year 1996 and is shown in the Statement of Operations as estimated loss on disposal of discontinued operations.

    In addition, the net assets and operating results of the discontinued operations were segregated in the consolidated financial statements for all periods presented.

    A summary of unusual charges which are included in loss from discontinued operations during the current year is as follows:

                                            March 31,
                                             1996
                                             ------
                                         (In Thousands)

    Product Development and Software        $ 2,320
    Inventory Revaluation                       570
    Other                                       237
                                             -------
                                            $ 3,127
                                             -------
                                             -------

    At fiscal year end, the investment in net assets of the discontinued operations consisted of:


                                  March 31, March 31,  March 31,
                                    1996      1995       1994
                                     ----      ----       ----
                                          (In Thousands)

    Current Assets                $  3,136  $  4,388   $ 2,529
    Current Liabilities              4,387     1,783   $ 1,849
    Non-Current Assets               2,032     9,769   $ 7,757
    Non-Current Liabilities            781       629   $    12
                                   --------  --------   -------
                                  $    -0-  $ 11,745   $ 8,425
                                   --------  --------   -------
                                   --------  --------   -------

    Net revenues of discontinued operations were $5,968, $6,045, and $5,942 in fiscal years 1996, 1995 and 1994, respectively.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of Medical Technology Systems, Inc. and its subsidiaries, MTS Packaging, Inc., Medical Technology Laboratories, Inc., Clearwater Medical Services, Inc., Clinical Diagnostic Center, Inc., Performance Pharmacy Systems, Inc., Medication Management Systems, Inc., Medication Management Technologies, Inc., MTS Sales & Marketing, Inc., and Systems Professionals, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made in the Company's prior years consolidated financial statements for comparability to the current year's statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Vangard Labs, Inc., a wholly owned subsidiary of the Company, and Glasgow Pharmaceutical Corporation, a 50% joint venture with Creighton Pharmaceuticals, Inc. are treated as discontinued operations for all periods presented as set forth in Note 3.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

REVENUE RECOGNITION

    The Company recognizes revenue as follows: when products are shipped by MTS Packaging Systems, Inc.; when medication dispensing systems are placed into service by Medication Management Systems, Inc.; when pharmacy management systems are placed into service by Performance Pharmacy Systems, Inc.; when services are
performed by Medical Technology Laboratories, Inc.   The company recognizes
revenues from the clinical laboratory services net of estimated contractual adjustments resulting from the unpaid portion of the assigned insurance billings and other third party payers, as services are performed.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment is sold or retired, the applicable cost and accumulated depreciation is eliminated from the accounts and any gain or loss recorded. Depreciation and amortization are calculated using the straight-line method based upon the assets' estimated useful lives as follows:

                                                 YEARS
                                                 -----
         Transportation Equipment                  3
         Computer Equipment                        3
         Furniture and Fixtures                    5
         Leasehold Improvements                    5
         Machinery Equipment                       7
         Buildings                                20

    Effective April 1, 1995, the Company reduced the estimated useful lives of its property and equipment to reflect technological changes. The effect of this change was to increase the net loss for 1996 by $589,000 ($.15 per share)

SOFTWARE DEVELOPMENT COST

    The Company capitalizes software development costs in accordance with the guidelines set forth in FASB Statement No. 86. All costs associated with the software development from the point of technological feasibility to its general distribution to customers are capitalized and, subsequently, amortized. Annually, the Company re-examines its amortization policy relating to its software development cost. The Company has determined that a five-year period is appropriate. This represents a change in estimates which does not have a material effect on the Company's results of operations. In accordance with FASB Statement No. 121, the Company evaluated the unamortized software development cost and adjusted the balance downward, if necessary, to reflect the remaining net realized value.

GOODWILL

    Goodwill represents amounts paid in excess of fair market value of assets acquired by the Company in the purchase of other companies. These amounts are amortized over a ten-year period.

    In accordance with FASB Statement No. 121, the Company evaluates the unamortized Goodwill and adjusts the balance downward, if necessary, to reflect the remaining net realizable value.

OTHER ASSETS

    Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

    In accordance with FASB Statement No. 121, the Company evaluates the unamortized Other Assets and adjusts the balance downward, if necessary, to reflect the remaining net realizable value.

EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per common and common equivalent share and earnings
(loss) per common and common equivalent share assuming full dilution were computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants and options to purchase common stock, if dilutive.

INCOME TAXES

    Effective April 1, 1993, the Company adopted FASB No. 109, "Accounting for Income Taxes". Under FASB No. 109, income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

TREASURY STOCK

    The Company records its treasury stock at cost.

NOTE 5 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

Accounts Receivable consist of the following:

                                            March 31,   March 31,   March 31,
                                              1996        1995         1994
                                            ---------   ---------   ---------
                                                     (In Thousands)
     Accounts Receivable at Gross            $3,788      $3,742       $2,686
     Less: Allowance for Doubtful Accounts     (528)       (167)         (10)
                                            ---------   ---------   ---------
                                             $3,260      $3,575       $2,676
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

     Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.


NOTE 6 - INVENTORIES

     Inventories consist of the following:

                                            March 31,   March 31,   March 31,
                                              1996        1995         1994
                                            ---------   ---------   ---------
                                                     (In Thousands)
     Raw Material                             $  661      $  993      $  716
     Finished Goods and Work in Process        1,784       3,259       1,994
                                            ---------   ---------   ---------
                                              $2,445      $4,252      $2,710
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

     Substantially all of the Company's inventories are pledged as collateral on bank notes.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            March 31,   March 31,   March 31,
                                              1996        1995         1994
                                            ---------   ---------   ---------
                                                     (In Thousands)
     Property and Equipment                  $ 7,273     $16,041     $13,144
     Leasehold Improvements                      806         817         687
                                            ---------   ---------   ---------
                                             $ 8,079     $16,858     $13,831

     Less: Accumulated Depreciation and
      Amortization                            (3,162)     (2,982)     (2,186)
                                            ---------   ---------   ---------
                                             $ 4,917     $13,876     $11,645
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 8 - PRODUCT AND SOFTWARE DEVELOPMENT COSTS, GOODWILL AND OTHER ASSETS

Software development costs, goodwill and other assets consists of the following:

                                            March 31,   March 31,   March 31,
                                              1996        1995         1994
                                            ---------   ---------   ---------
                                                     (In Thousands)
Software Development Costs . . . . . . .      $  -0-      $1,555      $1,353
 Less: Accumulated Amortization. . . . .         -0-        (249)       (100)
                                            ---------   ---------   ---------
                                              $  -0-      $1,306      $1,253
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

Goodwill . . . . . . . . . . . . . . . .      $1,204      $2,943      $2,738
 Less:  Accumulated Amortization . . . .        (233)       (330)        (98)
                                            ---------   ---------   ---------
                                              $  971      $2,613      $2,640
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

Product Development. . . . . . . . . . .      $  -0-      $  -0-      $1,790
 Less: Accumulated Amortization. . . . .         -0-         -0-        (273)
                                            ---------   ---------   ---------
                                              $  -0-      $  -0-      $1,517
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

MedServ-TM- Development and Related
 Software. . . . . . . . . . . . . . . .      $  212      $3,027      $1,043
 Less:  Accumulated Amortization . . . .         (42)        (15)        -0-
                                            ---------   ---------   ---------
                                              $  170      $3,012      $1,043
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

Patents. . . . . . . . . . . . . . . . .      $  873      $  853      $  416
 Less:   Accumulated Amortization. . . .        (308)        (93)        (64)
                                            ---------   ---------   ---------
                                              $  565      $  760      $  352
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

Other Assets:
 Acquisition of Business . . . . . . . .      $  192      $  219      $  -0-
 Finance Costs . . . . . . . . . . . . .         -0-         337         176
 Other . . . . . . . . . . . . . . . . .          63         583          56
   Less: Accumulated Amortization. . . .         (23)        (83)        (50)
                                            ---------   ---------   ---------
                                              $  232      $1,056      $  182
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------


Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 9 - LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                          March 31,    March 31,    March 31,
                                                                            1996         1995          1994
                                                                          ---------    ---------    ----------
                                                                                     (In Thousands)
Note payable; interest at bank prime plus  1/2%; or LIBOR rate plus
 2 1/4%; payable $93,000 per month plus interest, maturing
 September, 1998, past due  . . . . . . . . . . . . . . . . . . . . . .   $ 10,398      $ 9,595       $ 9,342

Bank line of credit, interest at bank prime plus  1/2%, or LIBOR rate plus 2%; interest payable monthly; principal maturing
 September, 1996, past due  . . . . . . . . . . . . . . . . . . . . . .     16,862       14,699         2,216

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $971,000 discounted at 10%, with variable monthly payments
 until satisfied, past due  . . . . . . . . . . . . . . . . . . . . . .        871         -0-           -0-

Other Notes and Agreements; interest and principal payable monthly and
 annual at various amounts through June 1998  . . . . . . . . . . . . .        545          95              9
                                                                          --------     -------        -------
Total Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . .     28,676      24,389         11,567

Less Current Portion  . . . . . . . . . . . . . . . . . . . . . . . . .       (168)     (1,165)          (979)

Subject to Compromise . . . . . . . . . . . . . . . . . . . . . . . . .    (28,158)        -0-           -0-
                                                                          --------     -------        -------
LONG-TERM DEBT DUE AFTER 1 YEAR . . . . . . . . . . . . . . . . . . . .   $    350     $23,224        $10,588
                                                                          --------     -------        -------
                                                                          --------     -------        -------

    The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of March 31, 1996:


                           (In Thousands)
               1997. . . . . . . . . . . . . $ 168
               1998. . . . . . . . . . . . . $ 350


     The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at March 31, 1996 was 8.25%.

     The Company has reported approximately $1.7 million in interest expense for the year ended March 31, 1996. This excludes $.6 million that was not accrued subsequent to filing Chapter 11, as required by generally accepted accounting principles.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 10 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 1996.

                                                (In Thousands)
               1997. . . . . . . . . . . . . .$       340
               1998. . . . . . . . . . . . . .$       279
               1999. . . . . . . . . . . . . .$       279
               2000. . . . . . . . . . . . . .$       -0-
               2001. . . . . . . . . . . . . .$       -0-


     Rent expense amounted to $504,000, $422,000, and $236,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 11 - 401(K) PROFIT SHARING PLAN

     During the year ended March 31, 1994 the Company established a 401(K) profit sharing plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the year ended March 31, 1995 and 1996 the Company made no contributions to the Plan. The Company contributed $7,000 to the Plan for the year ended March 31, 1994.

NOTE 12 - SELF INSURANCE PLAN

     During the year ended March 31, 1993, the Company established a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant and has an annual maximum aggregate limit of approximately $390,000.

NOTE 13 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust ("Trust") which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

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

     Siegel had outstanding indebtedness to the Company at March 31, 1996 and March 31, 1995 of approximately $12,000 and $8,000 respectively. The Company expects to collect the full balance of this indebtedness, however, no final payment schedule has been established.

     During 1995, the Company paid a related company $16,750 for services rendered in connection with the refinancing of the Company's debt.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NOTE 14 - TAXES

     Loss from continuing operations of consolidated companies before income tax benefit was approximately $24.6 million and $2.1 million during the years ended March 31, 1996 and March 31, 1995 respectively. Income from continuing operations of consolidated companies before income taxes was approximately $2.9 million during the year ended March 31, 1994. The components of related income taxes provided on continuing operations were as follows:

                                           Years Ended March 31,
                                           ---------------------
                                       1996      1995       1994
                                       ----      ----       ----
                                            (In Thousands)
     Current  Tax (Benefit) Due:
       Federal . . . . . . . .      $  (635)   $(1,277)   $  813
       State . . . . . . . . .          -0 -      (208)      111
                                    -------    -------    ------
                                       (635)    (1,485)      924
                                    -------    -------    ------
     Deferred Tax:
       Federal . . . . . . . .       (1,132)       547       100
       State . . . . . . . . .         (133)        94        54
                                    -------    -------    ------
                                     (1,265)       641       154
                                    -------    -------    ------
                                    $(1,900)   $  (844)   $1,078
                                    -------    -------    ------
                                    -------    -------    ------

     Total income tax (benefit) expense for 1996, 1995, and 1994 from continuing operations resulted in effective tax rates of 7.7%, 39.9% and
36.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35.0% on continuing operations are as follows:
                                                         Years Ended March 31,
                                                         ---------------------
                                                         1996     1995    1994
                                                         ----     ----    ----
                                                            (In Thousands)
Tax (Benefit) Expense at U.S. statutory rate.........  $(8,616)  $ 741   $1,027
Valuation allowance for deferred tax asset...........    6,877
State and local income tax, net......................     (543)    (75)     109
Difference between marginal and U.S. statutory rate..      246      21      (29)
Other (net)..........................................      136     (49)     (29)
                                                       -------   -----   ------
Income Tax (Benefit) Expense.........................  $(1,900)  $(844)  $1,078
                                                       -------   -----   ------
                                                       -------   -----   ------

     Income taxes receivable as of March 31, 1996 and March 31, 1995 in the amount of $880,000 and $808,000 represent refunds of federal and state taxes previously paid.

     During the year ended March 31, 1995, the Company had a tax net operating loss of approximately $3.2 million. The Company elected to forgo carryback of the loss so that the full amount of the net operating loss would be available to offset future taxable income. This net operating loss carry forward will expire in 2010 which included income from discontinued operations. In the current year, the Company has a net operating loss of $21 million. A portion of this loss has been carried back, and a receivable of $820,000 has been recorded to reflect the anticipated refund. The unused loss of $17.8 million, which will expire in 2011, plus the carryforward loss from the prior year of $3.2 million will be available to offset future taxable income.

    Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change on years prior to April 1, 1993, was a benefit of approximately $543,000, which is included in the year ended March 31, 1994 results of operations.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


NOTE 14 - TAXES (Cont'd)

Deferred taxes and deferred tax asset resulted from differences in timing of deductions recognized for tax and financial reporting purposes.

     Deferred taxes for continuing operations consist of the following:


                                                       March 31,  March 31,  March 31,
                                                         1996       1995       1994
                                                         ----       ----       ----
                                                               (In Thousands)
    Depreciation/Amortization Gross Deferred
        Tax Liability ...............................  $   379    $ 2,909     $1,366
                                                        ------    -------     ------

     Depreciation/Amortization temporary difference..   (1,386)       -0-        -0-

     Allowance for Doubtful Accounts.................      (73)       (73)       (55)

     Inventory Valuation Allowance...................     (163)       -0-        -0-

     Tax Loss Carry forward..........................   (5,525)    (1,459)       -0-

     Reserves and Provisions.........................     (109)       -0-        -0-
                                                        ------    -------     ------

     Gross Deferred Tax Asset........................   (7,256)    (1,532)       (55)
                                                        ------    -------     ------

     Net deferred tax (asset) liability..............   (6,877)     1,377      1,311

     Less Valuation Allowance........................   (6,877)       -0-        -0-
                                                        ------    -------     ------

     Deferred Income Taxes...........................  $   -0-    $ 1,377     $1,311
                                                        ------    -------     ------
                                                        ------    -------     ------

     The Internal Revenue Service has completed its examination of the Company's consolidated federal income tax returns for the years ended March 31, 1993 and 1992. No deficiencies were proposed. No other income tax returns have been examined by taxing authorities.

     The Florida State Department of Revenue is examining the Company's sales and use tax and intangible tax returns for the period January, 1988 through December, 1993. The State has proposed a suggested assessment of $1,375,000 including taxes, penalties and interest. Although a proposed assessment has been made, the Company has filed a request for reconsideration which was granted. The Company believes the amount of additional tax owed, if any, is substantially less than the State has proposed, and intends to vigorously defend its position should a final assessment be made.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit) consists of the following:

                                           March 31,   March 31,   March 31,
                                             1996        1995        1994
                                             ----        ----        ----
     Voting Preferred Stock:
       Par value $.0001 per share
       Authorized Shares...............    7,500,000   7,500,000   7,500,000
       Issued Shares...................    6,500,000   6,500,000   6,500,000
       Outstanding Shares..............    6,500,000   6,500,000   6,500,000

     Common Stock:
       Par value $.01 per share
       Authorized Shares...............   25,000,000  25,000,000  25,000,000
       Outstanding Shares..............    5,445,335   3,986,832   3,968,332
       Issued Shares...................    5,485,335   4,026,832   4,008,332

STOCK OPTIONS

Activity related to options is as follows:

                                             NUMBER OF SHARES   PRICE PER SHARE
                                             ----------------   ---------------
     Outstanding at March 31, 1993.........       130,500        $1.00 - $6.00

        Granted in Fiscal 1994:
        Officers & Directors...............        60,000                $1.63
        Employees..........................        30,200       $4.00 - $10.00
                                                 --------       --------------
     Outstanding at March 31, 1994.........       220,700

        Granted in Fiscal 1995:
        Officers & Directors...............        99,000                $1.63
        Employees..........................        13,226        $6.00 - $7.75
                                                 --------       --------------
     Outstanding at March 31, 1995.........       332,926

        Granted in Fiscal 1996:
        Officers & Directors...............        59,000                $1.63
        Employees..........................         8,808        $6.00 - $8.00
                                                 --------       --------------
     Outstanding at March 31, 1996.........       400,734       $1.00 - $10.00
                                                 --------       --------------
                                                 --------       --------------

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


15 - STOCKHOLDERS' EQUITY (DEFICIT) (Cont'd)


WARRANTS

Activity related to warrants is a follows:

                                                    NUMBER OF SHARES  PRICE PER SHARE
                                                    ----------------  ---------------
     Outstanding at March 31, 1993..................   1,320,000           $7.00
     Granted in Fiscal 1994 through Fiscal 1996.....       -0-
                                                       ---------           ------
     Outstanding at March 31, 1996..................   1,320,000           $7.00
                                                       ---------           ------
                                                       ---------           ------

     All of the warrants outstanding at March 31, 1996 expire in July 1997. The options outstanding at March 31, 1996 expire on various dates commencing in April 1998 and ending in March 2006.

     During fiscal 1995, the Company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, call for additional compensation payable annually equal to 6.5% of the total of the incremental increase in the value of the Company's outstanding stock.

          No dividends have ever been paid on either the Company's Common or Preferred Stock.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


NOTE 16 - ACQUISITIONS

          In March 1996, the Company acquired the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory. The purchase agreement provided that the total purchase price to be paid by the Company for the rights and interests was determined based upon the actual revenues associated with the services performed for designated customer accounts of Tampa Pathology Laboratory for a period of time in 1996. The purchase price is payable monthly based upon 25% of the actual revenues of former Tampa Pathology Laboratory customer accounts.

          The Company has estimated the total present value of the purchase price to be approximately $971,000, based upon an estimated amortization period of 96 months discounted at 10%.

          During 1996, the Company made payments, under the terms of the purchase agreement, of approximately $131,000.

NOTE 17 - CONCENTRATION OF CREDIT RISK

          The business of Medical Technology Laboratories, Inc. is primarily with individuals located in the State of Florida, many of whom routinely assign to the company payment by their medical insurance providers. As of March 31, 1996 Medical Technology Laboratories, Inc.'s patient accounts receivable from individuals and commercial medical insurance providers was approximately $310,000. As of March 31, 1996 Medical Technology Laboratories, Inc.'s accounts receivable from Medicare and Medicaid was approximately $467,000.

NOTE 18 - SUBSEQUENT EVENTS

          On May 16, 1996 the Company filed plans of reorganization with the bankruptcy court for MTS Packaging Systems, Inc. and Medical Technology
Laboratories, Inc.   On July 5, 1996, a reorganization plan was also filed by
the Company for Vangard Labs, Inc.

          A confirmation hearing to approve each of these plan is scheduled for September 4, 1996. No assurance can be given that these plans will be confirmed by the bankruptcy court.

                                  SIGNATURES

       Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL TECHNOLOGY SYSTEMS, INC.



July 11, 1996                          By:     /s/  Todd E. Siegel
                                          ----------------------------------
                                             Todd E. Siegel (Chief
                                             Executive Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                           Title                           Date
- - ------------------------   ---------------------------------------     -------------
  /s/ Todd E. Siegel       Executive Officer, President (Principal
- - ------------------------   (Executive Officer) Treasurer (Principal    July 11, 1996
    Todd E. Siegel         Financial Officer and Director


  /s/ R. Rhodes            Principal Accounting Officer, Controller    July 11, 1996
- - ------------------------
    R. Rhodes


  /s/ Gerald R. Couture    Director                                    July 11, 1996
- - ------------------------
    Gerald R. Couture