Form 10-Q
period 1996-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-08-08
CIK 823560

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 1996 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
        _________________________________________________________________
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                          59-2740462
        --------                                          ----------
(State or other jurisdiction of                   (I.R.S. Employer ID Number)
 incorporation or organization)


             12920 Automobile Boulevard, Clearwater, Florida  34622
             ------------------------------------------------------
                    (address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 576-6311

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X       NO
                                        ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Outstanding at June 30, 1996
        -----                          ----------------------------
Common Stock, $.01 par value                     5,445,335
Preferred Stock, $.0001 par value                6,500,000

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                  INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets -
           March 31, 1996 and June 30,1996 ...........................................    1


        Consolidated Statements of Operations -
          Three months ended June 30, 1995 and 1996 .................................     2


        Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
          Three months ended June 30, 1996 ..........................................     3


        Consolidated Statements of Cash Flow -
          Three months ended June 30, 1995 and 1996 .................................     4


        Notes to Consolidated Financial Statements .................................. 5 - 7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ....................................... 8 - 9



PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ............................................    10


        Signatures ..................................................................    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              MEDICAL TECHNOLOGY SYSTEMS INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                   ASSETS

                                                            June 30,          March 31,
                                                              1996              1996
                                                              ----              ----
Current Assets:                                           (Unaudited)
 Cash . . . . . . . . . . . . . . . . . . . . . .         $   1,328             $   965
 Accounts Receivable, Net . . . . . . . . . . . .             2,990               3,260
 Income Taxes Receivable  . . . . . . . . . . . .               819                 880
 Inventories  . . . . . . . . . . . . . . . . . .             2,331               2,445
 Prepaids and Other . . . . . . . . . . . . . . .               260                 264
                                                          ---------             -------
 Total Current Assets . . . . . . . . . . . . . .             7,728               7,814

 Property and Equipment, Net  . . . . . . . . . .             4,655               4,917

Other Assets:
 Goodwill, Net  . . . . . . . . . . . . . . . . .               946                 971
 MedServ Development and Related Software, Net. .               159                 170
 Patents, Net . . . . . . . . . . . . . . . . . .               558                 565
 Net Assets of Discontinued Operations. . . . . .               -0-                 -0-
 Other, Net . . . . . . . . . . . . . . . . . . .               236                 232
                                                          ---------             -------
 Total Other Assets . . . . . . . . . . . . . . .             1,899               1,938
                                                          ---------             -------

Total Assets  . . . . . . . . . . . . . . . . . .          $ 14,282            $ 14,669
                                                          =========            ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current Maturities of Long-Term Debt . . . . . .          $    165            $    168
 Accounts Payable-Trade and Accrued Liabilities .             1,943               2,240
 Income Taxes Payable . . . . . . . . . . . . . .               -0-                 -0-
                                                          ---------             -------
 Total Current Liabilities  . . . . . . . . . . .             2,108               2,408

Liabilities Subject to Compromise . . . . . . . .            30,007              30,457

Long-Term Debt, Less Current Maturities . . . . .               350                 350
Deferred Income Taxes . . . . . . . . . . . . . .               -0-                 -0-
                                                          ---------             -------
Total Liabilities . . . . . . . . . . . . . . . .            32,465              33,215
                                                          ---------             -------

Stockholders' Equity (Deficit):
 Voting Preferred Stock . . . . . . . . . . . . .                 1                   1
 Common Stock . . . . . . . . . . . . . . . . . .                55                  55
 Capital in Excess of Par Value . . . . . . . . .             8,320               8,320
 Retained Earnings (Deficit)  . . . . . . . . . .           (26,228)            (26,591)
 Less: Treasury Stock . . . . . . . . . . . . . .              (331)               (331)
                                                          ---------             -------
 Total Stockholders' Equity (Deficit) . . . . . .           (18,183)            (18,546)
                                                          ---------             -------
Total Liabilities and Stockholders' Equity  . . .          $ 14,282            $ 14,669
                                                          =========            ========

a) Liabilities Subject to Compromise consist of the following:
   Secured Debt . . . . . . . . . . . . . . . . .          $ 27,708            $ 28,158
   Trade and Other Miscellaneous Claims . . . . .             2,299               2,299
                                                          ---------             -------
                                                           $ 30,007            $ 30,457
                                                          =========            ========

The accompanying notes are an integral part of these financial statements.

                       MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands; except Earnings Per Share Amounts)

                                                        Three Months Ended
                                                             June 30,
                                                        1996           1995
                                                        ----           ----
Revenue:

      Net Sales and Services . . . . . . . . . . . . . $4,882         $3,968

Costs and Expenses:

      Cost of Sales. . . . . . . . . . . . . . . . . .  2,846          2,085
      Selling, General and Administrative. . . . . . .  1,334          1,892
      Depreciation and Amortization. . . . . . . . . .    339            253
      Interest, Net (Contractual Interest in 1996 -
      $618)  . . . . . . . . . . . . . . . . . . . . .    -0-            584
                                                       ------         ------
             Total Costs and Expenses  . . . . . . . .  4,519          4,814

Income (Loss) from Continuing Operations Before
      Income Taxes and Discontinued Operations . . . .    363           (846)

      Income Tax (Benefit) . . . . . . . . . . . . . .    -0-           (321)

Income (Loss) from Continuing Operations Before
      Discontinued Operations                             363           (525)

Income from Discontinued Operations, Net of Income Tax    -0-             39
                                                       ------         ------
Net Income (Loss)  . . . . . . . . . . . . . . . . . . $  363         $ (486)
                                                       ======         ======

Primary Net Earnings (Loss) per Common Share:
      Income (Loss) from Continuing Operations . . . . $  .07         $ (.13)
      Income (Loss) from Discontinued Operations . . .    .00            .01
                                                       ------         ------
      Net Income (Loss) Per Common Share . . . . . . . $  .07         $ (.12)
                                                       ======         ======
      Weighted average Common Shares outstanding,
       Primary . . . . . . . . . . . . . . . . . . . .  5,445          3,989
                                                       ======         ======

Fully Diluted Net Earnings (Loss) per Common Share:
      Income (Loss) from Continuing Operations . . . . $  .07         $ (.13)
      Income (Loss) from Discontinued Operations . . .    .00            .01
                                                       ------         ------
      Net Income (Loss) Per Common Share . . . . . . . $  .07         $ (.12)
                                                       ======         ======

  The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      THREE MONTHS ENDED JUNE 30, 1996
                      (In Thousands Except Share Data)


                                                  COMMON STOCK
                         ---------------------------------------------------------------
                         Number      $.01   Capital in    Retained
                           of        Par    Excess of     Earnings     Treasury
                         Shares      Value  Par Value     (Deficit)     Stock      Total
                         ------      -----  ---------     ---------    --------    -----
Balance, March 31,1996   5,485,335  $ 55    $8,320        $(26,591)    $ (331)      $(18,547)

Net Income for
 Three Months Ended
 June 30, 1996                                                 363                      363
                         ---------  ----    ------        --------     ------      --------
Balance, June 30, 1996   5,485,335  $ 55    $8,320        $(26,228)    $ (331)     $(18,184)
                         =========  ====    ======        ========     ======      ========









                                              VOTING PREFERRED STOCK
                         ---------------------------------------------------------------
                         Number      $.01
                           of        Par
                         Shares      Value
                         ------      -----
Balance, March 31, 1996  6,500,000  $   1                                        $      1
                         ---------  -----                                        --------
Balance, June 30, 1996   6,500,000  $   1                                        $      1
                         ---------  -----                                        --------
Total Stockholders' Equity (Deficit),
   June 30, 1996                                                                 $(18,183)
                                                                                 ========

The accompanying notes are an integral part of these financial statements.

                     MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (In Thousands)

                                                                  Three MonthsEnded
                                                                       June 30,
                                                                  1996         1995
                                                                  ----         ----
OPERATING ACTIVITIES
      Income (Loss) from Continuing Operations . . . . . .      $  363       $ (525)
                                                                ------       ------
      Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided (Used) by Operating Activities:
       Depreciation and Amortization.. . . . . . . . . . .         339          253

       (Increase) Decrease in:
        Accounts Receivable. . . . . . . . . . . . . . . .         270          107
        Income Taxes Receivable. . . . . . . . . . . . . .          61          -0-
        Inventories. . . . . . . . . . . . . . . . . . . .         114         (786)
        Prepaid Expenses and Other Assets. . . . . . . . .           4         (145)
       Increase (Decrease) in:
        Accounts Payable and Other Accrued Liabilities . .        (297)         (58)
        Income Taxes Payable and Deferred Taxes. . . . . .         -0-          (49)
                                                                ------       ------
      Total Adjustments. . . . . . . . . . . . . . . . . .         491         (678)
                                                                ------       ------
      Net Cash Provided (Used) by Continuing Operations. .         854       (1,203)
                                                                ------       ------
      Net Cash Provided by Discontinued Operations . . . .         -0-           42
                                                                ------       ------

INVESTING ACTIVITIES
      Expended for Property and Equipment. . . . . . . . .         (38)        (263)
      Expended for Software Development. . . . . . . . . .         -0-         (176)
      Expended for Product Development . . . . . . . . . .         -0-          (80)
      Expended for Patents and Other Assets. . . . . . . .         -0-         (350)
                                                                ------       ------
      Net Cash Used by Investing Activities. . . . . . . .         (38)        (869)
                                                                ------       ------
FINANCING ACTIVITIES
      Payments on Notes Payable, Long-Term Debt. . . . . .        (453)      (6,323)
      Net Proceeds from Line of Credit . . . . . . . . . .         -0-        8,338
      Issuance of Common Stock . . . . . . . . . . . . . .         -0-            5
                                                                ------       ------
      Net cash (Used) Provided by Financing Activities . .        (453)       2,020
                                                                ------       ------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . .         363          (10)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .         965          613
                                                                ------       ------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . .      $1,328       $  603
                                                                ======       ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash Paid for Interest . . . . . . . . . . . . . . .      $  -0-       $  567
                                                                ======       ======

The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


NOTE B - CHAPTER 11 REORGANIZATION MATTERS

     As a result of significant losses in the second quarter of fiscal 1996, the Company was in violation of certain financial covenants in the borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision to file for protection under Chapter 11 for certain of its subsidiaries.

     During the fourth quarter of 1996, the Company filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (MTS debtors). The MTS debtors are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to reorganize pursuant to Chapter 11. As debtors-in-possession, the MTS debtors may engage in transactions within the ordinary course of business without approval of the Bankruptcy Court.

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

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company's total liabilities exceed its total assets by approximately $18 million as of June 30, 1996. In addition, the Company has loans in the amount of approximately $28 million which are past due, and the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On May 16, 1996 the Company filed plans of reorganization with the bankruptcy court for MTS Packaging Systems, Inc. and Medical Technology
Laboratories, Inc.   On July 5, 1996, a reorganization plan was also filed by
the Company for Vangard Labs, Inc.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996



NOTE B - CHAPTER 11 REORGANIZATION MATTERS (Contd.)

     A confirmation hearing to approve each of these plans is scheduled for September 4, 1996. No assurance can be given that these plans will be confirmed by the Bankruptcy Court.

     A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which might be a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, the ability to generate sufficient cash from operations and the ability to obtain financing sources to meet future obligations.


NOTE C - DISCONTINUED OPERATIONS

     As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc. whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida on February 22, 1996, will be divested, and as a result, has been treated as a discontinued operation.. In addition, the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Pharmaceutical Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities.

     The net assets and operating results of the discontinued operations were segregated in the consolidated financial statements for all periods presented.


NOTE D - INVENTORIES

     The components of inventory consist of the following:

                                                 June 30,      March 31,
                                                   1996          1996
                                                   ----          ----
                                                     (In Thousands)
         Raw Materials                           $     859     $     661
         Finished Good and Work in Progress          1,472         1,784
                                                 ---------     ---------
                                                 $   2,331     $   2,445
                                                 =========     =========

     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE E - EARNINGS PER SHARE

     The Company calculates its fully diluted earnings per share under the modified treasury stock method. The utilization of the modified treasury stock method for the three months ended June 30, 1996 is antidilutive. As such, the Company has presented its fully diluted earnings per share based upon the weighted average number of shares outstanding.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996



NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            June 30,      March 31,
                                                              1996          1996
                                                              ----          ----
                                                                (In Thousands)
Note payable; interest at bank prime plus  1/2%;
  or LIBOR rate plus 2 1/4%; payable $93,000 per
  month plus interest, maturing September, 1998,
  past due.    . . . . . . .                                 $10,398       $10,398

Bank line of credit, interest at bank prime plus
  1/2%, or LIBOR rate plus 2%; interest payable
  monthly; principal maturing September, 1996,
  past due. . . . . . . . .                                   16,417        16,862

Seller Financing Under Tampa Pathology Acquisition
  Agreement, face value of $971,000 discounted at
  10%, with variable monthly payments until
  satisfied, past due.  . . . . . . . .                          871           871

Other Notes and Agreements; interest and principal
  payable monthly and annual at various amounts
  through June 1998 .                                            537           545
                                                             -------       -------
Total Long-Term Debt.. . . . . . . . . . . .                  28,223        28,676

Less Current Portion.. . . . . . . . . . . .                    (165)         (168)

Subject to Compromise. . . . . . . . . . . .                 (27,708)      (28,158)
                                                             -------       -------
LONG-TERM DEBT DUE AFTER 1 YEAR. . . . . . .                 $   350       $   350
                                                             =======       =======

 The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of June 30, 1996:


                                 (In Thousands)
                     1997. . . . . . . . . . . . .  $165
                     1998. . . . . . . . . . . . .  $350

     The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at June 30, 1996 was 8.25%.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's net sales increased by 23% to $4,882,000 for the first quarter of fiscal 1997, from $3,968,000 during the same period in fiscal 1996. The increase in net sales resulted from increased sales of MTS Packaging, Inc. products through wholesale distribution; an increase in the number of physicians serviced by MTS Labs, Inc.; increased installations of Performance Pharmacy systems and an increase in the number of hospitals purchasing Medication Management dispensing systems.

     Gross Profit increased by 8.1% or $153,000 for the first quarter of fiscal 1997 compared to fiscal 1996. The gross profit margin for the first quarter of fiscal 1997 was 41.7%, compared to 47.5% for the first quarter of fiscal 1996. The increase in gross profit resulted from an increase in services provided to new physicians by MTS Labs and new installations of Performance Pharmacy systems. The increase was partially offset by lower gross profit margins on MTS Packaging products. MTS Packaging realized lower gross margins as a result of its decision to sell a greater portion of its products through wholesale distribution at higher costs than its traditional distribution channels. The strategy of distributing product through wholesale distribution provides MTS Packaging with access to smaller health care providers and is anticipated to result in an increase in sales and total gross margin in the future.

     Selling, General & Administrative expenses decreased 29.4% or $558,000 during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease results primarily from the cost reduction measures instituted by the Company as part of its Chapter 11 Reorganization which included a significant reduction in sales, administrative and management personnel.

     Depreciation & Amortization expense increased 34.0% or $86,000 during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The increase results primarily from the fact the Company has reduced the estimated useful lives of its property and equipment to reflect technological changes.

     Interest Expense was eliminated in the first quarter of fiscal 1997 compared to $584,000 in the first quarter of fiscal 1996. The Company discontinued accruing and paying interest on its secured debt effective with the filing of bankruptcy of its principal subsidiaries in the fourth quarter of fiscal 1996.

     Income tax expense for the first quarter of fiscal 1997 was offset by the income tax benefit of the utilization of a portion of the net operating loss carryforward available to the Company as a result of net operating losses incurred during the previous fiscal year. The unused loss of approximately $21,000,000 will be available to offset future taxable income.

     Net income from continuing operations was $363,000 during fiscal 1997 compared to a net loss of $525,000 in fiscal 1996. The increase in net income resulted primarily from increased gross margins from increased net sales, a decrease in Selling, General & Administrative expenses, and a decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from continuing operations was $854,000 during the first quarter of fiscal 1997 as compared to $1,203,000 used during the first quarter of fiscal 1996. The increase resulted primarily from the fact that the Company realized a net profit from continuing operations in fiscal 1997 as compared to a net loss during the first quarter of the prior year.

     Investing activities utilized $38,000 during the first quarter of 1997 as compared to $869,000 in the first quarter of fiscal 1996. The decrease of $831,000 resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities in fiscal 1997 as compared to the prior year.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


     Financing activities used $453,000 during the first quarter of 1997 compared to $2,020,000 provided in the first quarter of fiscal 1996. The Company made certain payments amounting to $450,000 to its secured lender during the first quarter of 1997 as part of the Chapter 11 reorganization of its principal subsidiaries. These payments were authorized by the Bankruptcy court as adequate protection for the secured lender pursuant to a continuing order which allows the Company to utilize the collateral as a Debtor in Possession under the jurisdiction of the Bankruptcy Court.

     The Company had working capital of $5,620,000 as of June 30, 1996. Current liabilities do not include $30,000,000 of liabilities subject to compromise in connection with the plans of reorganizations for the Company's subsidiaries.

The Company does not currently have any source of liquidity other than cash flow from operations.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES



PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          No exhibits are included herein. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.







SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 8th day of August, 1996.

                                     MEDICAL TECHNOLOGY SYSTEMS, INC.



                                     By:      /s/ MICHAEL P. CONROY
                                        ----------------------------------------
                                        Michael P. Conroy
                                        Vice President & Chief Financial Officer