Form 10-K/A
period 1996-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-08-29
CIK 823560

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended          MARCH 31, 1996
                           ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------- to ----------------

                        Commission File Number 0-16594


                       MEDICAL TECHNOLOGY SYSTEMS, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    59-2740462
- ----------------------------------             -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

12920 AUTOMOBILE BOULEVARD, CLEARWATER, FLORIDA                  34622
- -----------------------------------------------                  -----

Registrant's telephone number, including area code           (813) 576-6311
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
                  NONE                                   NONE
                  ----                                   ----

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.01
                         ----------------------------
                               (Title of Class)

                        COMMON STOCK PURCHASE WARRANTS
                       -------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Location in Form 10-K                          Incorporated Document
- ---------------------             ----------------------------------------------
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

                                    MEDICAL TECHNOLOGY SYSTEMS, INC.



August 27, 1996                     By:        /s/ Todd E. Siegel
                                       -----------------------------------------
                                       Todd E. Siegel (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                           DATE
      ---------                      -----                           ----

   /s/ Todd E. Siegel        Executive Officer, President      August 27, 1996
- --------------------------   (Principal Executive Officer)
Todd E. Siegel               Treasurer (Principal Financial
                             Officer and Director

  /s/ R. Rhodes              Principal Accounting Officer,     August 27, 1996
- --------------------------   Controller
R. Rhodes

  /s/ Gerald R. Couture      Director                          August 27, 1996
- --------------------------
Gerald R. Couture