Form 10-Q/A
period 1996-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-08-29
CIK 823560

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 1996 Commission File Number 0-16594


                         MEDICAL TECHNOLOGY SYSTEMS, INC.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                         59-2740462
- -------------------------------                     ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID Number)
 incorporation or organization)



               12920 Automobile Boulevard, Clearwater, Florida 34622
               -----------------------------------------------------
                     (address of principal executive offices)

           Registrant's telephone number, including area code: (813) 576-6311

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                   Outstanding at June 30, 1996
            -----                                   ----------------------------
Common Stock, $.01 par value                                  5,445,335
Preferred Stock, $.0001 par value                             6,500,000

                  MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are included herein. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.






SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 27th day of August 1996.

                                  MEDICAL TECHNOLOGY SYSTEMS, INC.



                                  By:           /s/ MICHAEL P. CONROY
                                     -------------------------------------------
                                     Michael P. Conroy
                                     Vice President & Chief Financial Officer