Form 10-Q
period 1996-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1996-11-14
CIK 823560

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended September 30, 1996 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                         59-2740462
            --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer ID Number)
incorporation or organization)


             12920 Automobile Boulevard, Clearwater, Florida 34622
             -----------------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code:  (813) 576-6311
                                                     --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                     Outstanding at September 30, 1996
                     -----                     ---------------------------------
         Common Stock, $.01 par value                       5,903,788
         Preferred Stock, $.0001 par value                  6,500,000

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                     INDEX

                                                                                     Page
Part I - Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             March 31, 1996 and September 30,1996 ..............................      1


         Consolidated Statements of Operations -
             Three months and Six months ended September 30, 1996 and 1995 .....      2


         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
             Six months ended September 30, 1996 ................................     3


         Consolidated Statements of Cash Flow -
             Six months ended September 30, 1996 and 1995 .......................     4


         Notes to Consolidated Financial Statements .............................     5 - 7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................................     8 - 9


Part II - Other Information
---------------------------


Item 6.  Exhibits and Reports on Form 8-K .......................................     10


         Signature  .............................................................     10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          ASSETS
                                                                           September 30,              March 31,
                                                                               1996                     1996
                                                                               ----                     ----
Current Assets:                                                             (Unaudited)
         Cash ...................................................            $  1,545                 $    965
         Accounts Receivable, Net ...............................               3,326                    3,260
         Income Taxes ...........................................                   0                      880
         Inventories  ...........................................               2,292                    2,445
         Prepaids and Other .....................................                 288                      264
                                                                             --------                 --------
         Total Current Assets ...................................               7,451                    7,814

 Property and Equipment, Net  ...................................               4,428                    4,917

Other Assets:
         Goodwill, Net  .........................................                 933                      971
         MedServ Development and Related Software, Net  .........                 215                      170
         Patents, Net ...........................................                 541                      565
         Other, Net .............................................                 232                      232
                                                                             --------                 --------
         Total Other Assets .....................................               1,921                    1,938
                                                                             --------                 --------

Total Assets  ...................................................            $ 13,800                 $ 14,669
                                                                             ========                 ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current Maturities of Long-Term Debt ...................            $    190                 $    168
         Accounts Payable-Trade and Accrued Liabilities .........               1,759                    2,240
                                                                             --------                 --------
         Total Current Liabilities  .............................               1,949                    2,408

Liabilities Subject to Compromise ...............................                 -0-                   30,457

Long-Term Debt, Less Current Maturities .........................              27,049                      350
                                                                             --------                 --------
Total Liabilities ...............................................              28,998                   33,215
                                                                             --------                 --------

Stockholders' Equity (Deficit):
         Voting Preferred Stock .................................                   1                        1
         Common Stock ...........................................                  59                       55
         Capital in Excess of Par Value .........................               8,430                    8,320
         Retained Earnings (Deficit)  ...........................             (23,357)                 (26,591)
         Less: Treasury Stock ...................................                (331)                    (331)
                                                                             --------                 --------
         Total Stockholders' Equity (Deficit)   .................             (15,198)                 (18,546)
                                                                             --------                 --------

Total Liabilities and Stockholders' Equity  .....................            $ 13,800                 $ 14,669
                                                                             ========                 ========

a) Liabilities Subject to Compromise consist of the following:
         Secured Debt ...........................................            $    -0-                 $ 28,158
         Trade and Other Miscellaneous Claims   .................                 -0-                    2,299
                                                                             --------                 --------
                                                                             $    -0-                 $ 30,457
                                                                             ========                 ========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)


                                                                  Three Months Ended              Six Months Ended
                                                                     September 30,                   September 30,
                                                                   1996          1995             1996          1995
                                                                   ----          ----             ----          ----
Revenue:

   Net Sales and Services ...............................        $ 4,755       $  4,288         $ 9,637       $  8,256

Costs and Expenses:

   Cost of Sales  .......................................          2,492          2,496           5,338          4,581
   Selling, General and Administrative  .................          1,501          2,918           2,837          4,810
   Loss on Early Retirement of Fixed Assets .............            -0-          3,000             -0-          3,000
   Project and Product Development  .....................            -0-          1,574             -0-          1,574
   Loss on Inventory Revaluation  .......................            -0-            513             -0-            513
   Depreciation and Amortization  .......................            341            451             680            704
   Interest, Net  .......................................             (9)           614             (11)         1,178
                                                                 -------       --------         -------       --------

               Total Costs and Expenses .................          4,325         11,566           8,844         16,360
                                                                 -------       --------         -------       --------

Income (Loss) from Continuing Operations Before Income
   Taxes and Extraordinary Gain .........................            430         (7,278)            793         (8,104)

   Income Tax (Benefit) .................................            -0-            (40)            -0-           (353)
                                                                 -------       --------         -------       --------

Income (Loss) from Continuing Operations Before
   Extraordinary Gain ...................................            430         (7,238)            793         (7,751)

Income (Loss) from Discontinued Operations, Net of
   Income Tax ...........................................            -0-         (4,461)            -0-         (4,433)
                                                                 -------       --------         -------       --------

Net Income (Loss) Before Extraordinary Gain .............        $   430       $(11,699)        $   793       $(12,184)

Extraordinary Gain - Adjustment of debt upon emergence
   from Bankruptcy  .....................................          2,441            -0-           2,441            -0-
                                                                 -------       --------         -------       --------

Net Income (Loss)   .....................................        $ 2,871       $(11,699)        $ 3,234       $(12,184)
                                                                 =======       ========         =======       ========

Net Earnings (Loss) per Common Share (Primary and
   Fully Diluted):
   Continuing Operations  ...............................        $   .07       $  (1.81)        $   .14       $  (1.94)
   Discontinued Operations  .............................            .00          (1.12)            .00          (1.11)
   Extraordinary Gain ...................................            .43            .00             .44            .00
                                                                 -------       --------         -------       --------
   Net Income (Loss)  ...................................        $   .50       $  (2.93)        $   .58       $  (3.05)
                                                                 =======       ========         =======       ========

Weighted average Common Shares outstanding ..............          5,680          3,993           5,563          3,993
                                                                 =======       ========         =======       ========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                        (In Thousands Except Share Data)
                                  (Unaudited)




                                                                     COMMON STOCK
                                        ------------------------------------------------------------------------
                                         Number         $.01    Capital in    Retained
                                           of           Par     Excess of     Earnings    Treasury
                                         Shares        Value    Par Value     (Deficit)    Stock         Total
                                        ---------      --------------------------------   --------      --------
Balance, March 31,1996 ...........      5,485,335      $   55     $8,320      $(26,591)     $(331)      $(18,547)

Net Income for Three Months
 Ended June 30, 1996 .............                                                 363                       363
                                        ------------------------------------------------------------------------

Balance, June 30, 1996 ...........      5,485,335      $   55     $8,320      $(26,228)     $(331)      $(18,184)

Stock Issued .....................        458,453           4        110                                     114

Net Income for Three Months
 Ended September 30, 1996 ........                                               2,871                     2,871
                                        ------------------------------------------------------------------------

Balance, September 30, 1996 ......      5,943,788      $   59     $8,430      $(23,357)     $(331)      $(15,199)
                                        ========================================================================


                                                           VOTING PREFERRED STOCK
                                           -------------------------------------------------------
                                             Number        $.0001
                                               of           Par
                                             Shares        Value
                                           ---------       ------
Balance, March 31, 1996                    6,500,000       $    1                        $       1
                                           ---------       ------                        ---------

Balance, September 30, 1996                6,500,000       $    1                        $       1
                                           ---------       ------                        ---------

Total Stockholders' Equity (Deficit),
  September 30, 1996                                                                     $ (15,198)
                                                                                         =========




The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                          1996                1995
                                                                        -------             --------
OPERATING ACTIVITIES
  Net Income .....................................................      $ 3,234             $ (7,751)

Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided (Used) by Operating Activities:
  Depreciation and Amortization.  ................................          680                  704
  Loss on Disposal of Fixed Assets  ..............................            0                3,000
  Project and Product Development Expenses, Net ..................            0                1,174
  Extraordinary Gain  ............................................       (2,441)                 -0-

  (Increase) Decrease in:
     Accounts Receivable  ........................................          (66)               1,783
     Income Taxes Receivable  ....................................          880                  -0-
     Inventories  ................................................          153                 (217)
     Prepaid Expenses and Other Assets  ..........................          (24)                (171)
  Increase (Decrease) in:
     Accounts Payable and Other Accrued Liabilities ..............         (482)                   7
     Income Taxes Payable and Deferred Taxes  ....................          -0-                 (250)
                                                                        -------             --------
Total Adjustments ................................................       (1,300)               6,030
                                                                        -------             --------
Net Cash Provided (Used) by Continuing Operations ................        1,934               (1,721)
                                                                        -------             --------
Net Cash Provided by Discontinued Operations  ....................          -0-                 (110)
                                                                        -------             --------

INVESTING ACTIVITIES
   Expended for Property and Equipment  ..........................         (111)                (510)
   Expended for Software Development  ............................          -0-                 (247)
   Expended for Product Development ..............................          (63)                 (80)
   Expended for Patents and Other Assets  ........................          -0-                 (931)
                                                                        -------             --------
   Net Cash Used by Investing Activities  ........................         (174)              (1,768)
                                                                        -------             --------

FINANCING ACTIVITIES
   Payments on Notes Payable, Long-Term Debt  ....................       (1,294)             (14,590)
   Net Proceeds from Line of Credit ..............................          -0-               18,034
   Issuance of Common Stock ......................................          114                    5
                                                                        -------             --------
   Net cash (Used) Provided by Financing Activities ..............       (1,180)               3,449
                                                                        -------             --------

NET INCREASE (DECREASE) IN CASH ..................................          580                 (150)

CASH AT BEGINNING OF PERIOD ......................................          965                  613
                                                                        -------             --------
CASH AT END OF PERIOD ............................................      $ 1,545             $    463
                                                                        =======             ========



The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


NOTE B - CHAPTER 11 REORGANIZATION MATTERS

         During the fourth quarter of fiscal 1996, the Company filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (MTS debtors). On September 4, 1996, plans of reorganization for the MTS debtors were confirmed by the Bankruptcy Court. As part of the plans of reorganization for the MTS debtors, certain liabilities have been compromised by creditors of the Company as follows:

         Secured Claims (Bank) - Bank notes payable, line of credit, accrued interest and other charges and expenses, in the amount of approximately $28,000,000 have been combined and restructured into two separate promissory notes (Plan Note I and Plan Note II).

         Plan Note I, in the stated principal amount of approximately $27,000,000, provides for a portion of the principal amount, $15,000,000, to be due and payable as follows:

         a) Interest at the rate of 7.5% for a period of two (2) years ending September 1, 1998.

         b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten (10) years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty (20) years.

         Plan Note I further provides that the net sales proceeds from the sale of one of the MTS debtors (Vangard Labs, Inc.) will be paid to the bank. In addition, certain other mandatory prepayments of the stated principal amount are required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provides that the full stated principal amount shall be due and payable upon the occurrence of specified major events of default.

         Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the plans of reorganization of the MTS debtors. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

         As noted above, there exists the possibility that additional prepayments and payments will be made towards the bank debt. At present the quantification of these amounts, if any, cannot be determined. The amount of debt forgiveness currently recognizable cannot be determined until any additional payments, if any, are known and it is determined to be highly unlikely that certain events of default, as defined in the amended and restated loan agreement, will occur. In addition, no amounts of interest expense will be recorded until it is determined that the principal payments, the additional prepayments and the interest payments in the aggregate exceed the carrying value of the Company's bank debt.

         Unsecured Claims (Trade Creditors) - The holders of approximately $2,300,000 of trade and other miscellaneous claims elected to receive payment of their claims under one of the three options which were provided for in the plans of reorganization. The Company has determined that the net present value of the amounts, discounted at an annual rate of 10%, to be paid to these creditors is $407,000.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE B - CHAPTER 11 REORGANIZATION MATTERS, CONTINUED

         Unsecured Claims (Other) - In March 1995, the Company entered into an agreement relating to the acquisition of certain clinical laboratory accounts for its Medical Technology Laboratories, Inc. subsidiary. The Company reached a compromise with the seller which reduced the acquisition indebtedness to $500,000. The net present value of this indebtedness, discounted at an annual rate of 10%, is approximately $286,000.

         The adjustment of unsecured claims resulted in a reduction of the amount of these claims in the amount of $2,441,000. This amount has been classified as an extraordinary gain in the Company's consolidated statement of operations and statement of cash flow for the six months ended September 30, 1996.


NOTE C - DISCONTINUED OPERATIONS

         As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc. whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida on February 22, 1996, will be divested, and as a result, has been treated as a discontinued operation. A liquidating plan of reorganization for Vangard Labs, Inc. was confirmed by the Bankruptcy Court on September 4, 1996. The liquidating plan provides for Vangard Labs, Inc. to be sold and the proceeds from the sale will be paid to the Company's bank in accordance with Plan Note I referred to in Note B. In addition, the Glasgow Pharmaceutical Corporation (GPC) joint venture with Creighton Pharmaceutical Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities.

         The net assets and operating results of the discontinued operations were segregated in the consolidated financial statements for all periods presented.


NOTE D - INVENTORIES

         The components of inventory consist of the following:

                                                       September 30,  March 31,
                                                           1996         1996
                                                       -------------  ---------
                                                            (In Thousands)
                 Raw Materials                           $   847       $   661
                 Finished Good and Work in Progress        1,445         1,784
                                                         -------       -------
                                                         $ 2,292       $ 2,445
                                                         =======       =======

         Inventories are stated at the lower of cost (first-in, first-out) or market.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE E - EARNINGS PER SHARE

         The Company calculates its fully diluted earnings per share under the modified treasury stock method. The utilization of the modified treasury stock method for the six months ended September 30, 1996 is antidilutive. As such, the Company has presented its fully diluted earnings per share based upon the weighted average number of shares outstanding.


NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           September 30,        March 31,
                                                                               1996               1996
                                                                               ----               ----
                                                                                    (In Thousands)
Note payable; interest at bank prime plus  1/2%; or LIBOR rate plus
    2 1/4%; payable $93,000 per month plus interest, maturing
    September, 1998 (see Plan Note I and II) ............................    $      0           $ 10,398

Bank line of credit, interest at bank prime plus  1/2%, or LIBOR rate plus 2%; interest payable monthly; principal maturing
   September, 1996 (see Plan Note I and II) .............................           0             16,862

Notes Payable Bank (Plan Note I and II as described in Note B) ..........      26,416                  0

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $500,000 discounted at 10%, with variable monthly payments
  until satisfied (see Note B) ..........................................         286                871

Other Notes and Agreements; interest and principal payable monthly and
  annual at various amounts through June 1998 ...........................         537                545
                                                                             --------           --------

Total Long-Term Debt ....................................................      27,239             28,676

Less Current Portion ....................................................        (190)              (168)

Subject to Compromise ...................................................           0            (28,158)
                                                                             --------           --------

LONG-TERM DEBT DUE AFTER 1 YEAR .........................................    $ 27,049           $    350
                                                                             ========           ========


         The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of September 30, 1996:

                                      (In Thousands)
                 1997  .........................................  $    190
                 1998  .........................................  $    347


         The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at September 30, 1996 was 8.25%.


NOTE G - UNCERTAINTIES

         The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, certain conditions raised substantial doubt as to the Company's ability to continue as a going concern.

         On September 4, 1996 the Company's major subsidiaries emerged from bankruptcy. In addition, the Company was successful in restructuring its indebtedness with its principal secured lender. These events have contributed to the results of operations for the six months ended September 30, 1996, however, the ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, ability to generate sufficient cash flow from operations and the ability to obtain financing sources to meet future obligations.


NOTE H  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                        Six Moths Ended
                                                                         September 30,
                                                                      1996           1995
                                                                      ----           ----
Cash Paid:
    Interest.................................................       $   -0-        $   567
    Income taxes (net of refund) ............................          (880)           -0-

Non-Cash Financing and Investing Activities:

Restructured Debt:

     Carrying value before reorganization ...................       $ 3,133        $   -0-
     Forgiveness (see Note B) ...............................         2,441            -0-
                                                                    -------        -------
     Adjusted carrying value ................................       $   692        $   -0-
                                                                    =======        =======


NOTE I - INCOME TAXES

         As discussed in Note B, on September 4, 1996 the Chapter 11 plans of reorganization for four MTS debtors were approved by the Bankruptcy Court.
This resulted in an approximate $2.4 million reduction in unsecured claims during the quarter ended September 30, 1996. The related income has been excluded from taxable income pursuant to Internal Revenue Code (IRC) Section
108 through the reduction of certain tax attributes including net operating losses. The current taxability of the potential debt forgiveness related to the secured bank claim under review by management. The Company currently believes that such amounts, if any, would also be excluded from taxable income under IRC Section 108, again through a reduction of tax attributes including net operating losses.

         The remaining taxable income for the quarter and the six months ended September 30, 1996 has been substantially offset by the existing net operating loss carryforwards.

         At September 30, 1996, the Company has net operating losses available of approximately $20,000,000, subject to any reductions related to the resolution of the above matter (see paragraph one). A tax benefit has not been recorded for these losses since it is not yet more likely than not that these benefits will be realized by reducing future taxable income.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

         Net sales for the three months ended September 30, 1996 increased 11% from $4,288,000 to $4,755,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products through wholesale distribution and increased installations of pharmacy systems by the Company's Performance Pharmacy Systems, Inc. subsidiary.

         Gross profit increased $471,000 (26%) for the three months ended September 30, 1996 compared to the same period the prior year. The gross profit margin for the three months ended September 30, 1996 was 47.6% compared to 41.8% the previous year. The increase in gross profit margin resulted primarily from the incremental profit contribution of the increased Performance Pharmacy installations.

         Selling, general and administrative expenses decreased $1,417,000 (48.6%) for the three months ended September 30, 1996 as compared to the prior year. The decrease resulted from cost reduction measurers which the Company instituted during its Chapter 11 reorganization. These cost reductions included significant reductions in sales and administrative personnel.

         Depreciation and amortization expense decreased $110,000 (24.4%) for the three months ended September 30, 1996. During fiscal 1996, the Company made a comprehensive review of the carrying value of certain assets and adjusted them downward to reflect their estimated value. As a result, depreciation and amortization expense relating to those assets was reduced in fiscal 1997. This decrease was partially offset by an increase in depreciation and amortization expense which resulted from a reduction in the useful lives of property and equipment to reflect technological changes.

         Interest expense for the three months ended September 30, 1996 was eliminated as a result of the modification and restructuring of the bank debt. Until such time that the Company's principal, interest and other cash payments exceed the carrying value of the bank debt, no interest expense will be recognized (see Note B to the financial statements). Accordingly, all cash payments of interest will be accounted for as reductions of the carrying amount of the debt. As a result, nominal interest payments of $81,250, which were payable by the Company during the three months ended September 30, 1996, will be applied toward the principal amount of the debt.

         Net income from continuing operations and before extraordinary items for the three months ended September 30, 1996 was $430,000 compared to a loss of $7,238,000 in the prior year. The increase in net income resulted from increases in revenue and gross profits, and reductions in selling, general and administrative expenses, depreciation expense and interest expense. In addition, the Company made significant downward adjustments to the carrying value of certain assets during the three months ended September 30, 1995.

         Extraordinary income for the three months ended September 30, 1996 was $2,441,000. This amount represents the adjustment of the unsecured claims held by the creditors of the Company's subsidiaries pursuant to the plans of reorganization approved by the Bankruptcy Court.

Six Months Ended September 30, 1996 and 1995

         Net sales for the six months ended September 30, 1996 increased 16.7% from $8,256,000 to $9,637,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products, increased installations of pharmacy systems by Performance Pharmacy Systems, Inc. and an increase in the number of physicians serviced by Medical Technology Laboratories, Inc.

         Gross profit increased $624,000 (17.0%) for the six months ended September 30, 1996 compared to the same period the prior year. The gross profit margin for the six months ended September 30, 1996 was 44.6% compared to 44.5% the previous year. The increase in gross profit resulted primarily from the gross profit margin realized on increased sales for each of the Company's subsidiaries.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

         Selling, general and administrative expenses decreased $1,973,000 (41%) for the six months ended September 30, 1996 compared to the previous year. The decrease resulted from cost reduction measures the Company instituted during its Chapter 11 reorganization.

         Depreciation and amortization expense decreased $24,000 (3.4%) for the six months ended September 30, 1996 compared to the previous year. The reasons for the decrease in depreciation and amortization for the six months ended September 30, 1996 are substantially the same as those outlined in the comparative quarterly discussions.

         Interest expense was eliminated during the six months ended September 30, 1996 compared to $1,178,000 the previous year. The reasons for the elimination of interest expense during the six months ended September 30, 1996 are substantially the same as those outlined in the comparative quarterly discussions.

         Net income from continuing operations and before extraordinary items was $793,000 for the six months ended September 30, 1996 compared to a net loss of $7,751,000 the previous year. The reasons for the decrease in net income from continuing operations for the six months ended September 30, 1996 are substantially the same as those outlined in the comparative quarterly discussions.

         Extraordinary income for the six months ended September 30, 1996 was $2,441,000 and is explained in the comparative quarterly discussions.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from continuing operations for the six months ended September 30, 1996 was $1,934,000 compared to $1,721,000 used during the previous year. Cash was provided from continuing operations primarily as a result of profitable operations, decreases in inventories and the receipt of income tax refunds.

         Investing activities utilized $174,000 during the six months ended September 30, 1996 compared to $1,768,000 the previous year. The decrease resulted from the fact that the Company significantly reduced its capital equipment and project development activities as compared to the prior year.

         Financing activities used $1,180,000 during the six months ended September 30, 1996 compared to providing $3,449,000 the previous year. The Company made certain payments amounting to approximately $450,000 to its secured lender during the first three months of the current year as part of the Chapter 11 reorganization of its principal subsidiaries. These payments were authorized by the Bankruptcy Court as adequate protection for the secured lender pursuant to a continuing order which allowed the Company to utilize the collateral as a Debtor in Possession under the jurisdiction of the Bankruptcy Court. In addition, the Company paid $750,000 on or about September 4, 1996 pursuant to its restructured loan agreement with its secured lender which is discussed in Note B included in the Company's condensed consolidated financial statements contained herein.

         The Company had working capital of $5,502,000 as of September 30, 1996 and has no other source of working capital other than that which is generated from operations.

         Included in the Company's working capital is $250,000 which has been placed in escrow with the Company's legal counsel to be utilized for payments to unsecured creditors, claims and other administrative costs pursuant to the plans of reorganization of the Company's principal subsidiaries.


         The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, certain conditions raised substantial doubt as to the Company's ability to continue as a going concern.

         On September 4, 1996 the Company's major subsidiaries emerged from bankruptcy. In addition, the Company was successful in restructuring its indebtedness with its principal secured lender. These events have contributed to the results of operation for the six months ended September 30, 1996, however, the ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, ability to generate sufficient cash flow from operations and the ability to obtain financing sources to meet future obligations.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) 2.2 - Plan of Reorganization dated July 5, 1996 filed in the U.S. Bankruptcy Court by Vangard Labs, Inc.

         2.3 - Plan of Reorganization dated July 12, 1996 filed in the U.S. Bankruptcy Court by MTS Packaging Systems, Inc. and Medical Technology Laboratories, Inc.

         10.10 - Second Amended and Restated Loan and Security Agreement dated September 5, 1996 between SouthTrust Bank of Alabama and the Registrant.

         27 - Financial Data Schedule (for SEC use only)

(B)      Form 8-K dated October 28, 1996 incorporated herein by reference.





SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 11th day of November, 1996.

                                   MEDICAL TECHNOLOGY SYSTEMS, INC.



                                   By:         /s/ Michael P. Conroy
                                       -----------------------------------------
                                       Michael P. Conroy
                                       Vice President & Chief Financial Officer