Form 10-K/A
period 1996-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-01-31
CIK 823560

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               --------------

                                 FORM 10-K/A
                               AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended        MARCH 31, 1996
                           ----------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For transition period from             to
                                ------------   ------------

                       Commission File Number 0-16594

                      MEDICAL TECHNOLOGY SYSTEMS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                             59-27404462
                     --------                             -----------
         (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

 12920 Automobile Boulevard, Clearwater, Florida             34622
-------------------------------------------------          ----------
   (Address of Principal Executive Offices)                (Zip Code)


                               (813) 576-6311
                               --------------
            (Registrant's Telephone Number, Including Area Code)

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

                       COMMON STOCK PURCHASE WARRANTS
                       ------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Aggregate market value of voting Common Stock held by non-affiliates was $3,700,000 as of July 1, 1996.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 5,444,335 as of July 1, 1996.

                     Documents Incorporated by Reference
                     -----------------------------------
                                    NONE

Total number of pages, including cover page - 65 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                              CLEARWATER, FLORIDA

                                     INDEX

 PART I                                                                                                  PAGE
                                                                                                         ----
 Item           1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1-11

                2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

                3.   Legal proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11-12

                4.   Submission of matters to a vote of security holders . . . . . . . . . . . .           12


 PART II
                5.   Market for registrant's common equity and related
                     stockholder matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13-15

                6.   Selected financial data . . . . . . . . . . . . . . . . . . . . . . . . . .           16

                7.   Management's discussion and analysis of financial
                     condition and results of operations . . . . . . . . . . . . . . . . . . . .        17-24

                8.   Financial statements and supplementary data . . . . . . . . . . . . . . . .           25

                9.   Changes in and disagreements with accountants on accounting
                     and financial disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .           25


 PART III

               10.   Directors and executive officers of the Registrant  . . . . . . . . . . . .        26-27

               11.   Executive compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .        28-31

               12.   Security ownership of certain beneficial
                     owners and management . . . . . . . . . . . . . . . . . . . . . . . . . . .        32-33

               13.   Certain relationships and related transactions  . . . . . . . . . . . . . .        33-36



 PART IV
               14.   Exhibits, financial statements, schedules and reports on Form 8-K . . . . .           37


 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           63

                                    PART I

     This report contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 1. BUSINESS

Introduction

     Medical Technology Systems, Inc., a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding Company operating through a number of separate subsidiaries. MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc., Performance Pharmacy Systems, Inc., and MTS Sales and Marketing, Inc. These subsidiaries provide a diverse line of proprietary medication dispensing systems, other medical products and clinical diagnostic services to the health care industry.

     MTS Packaging Systems, Inc. ("MTS Packaging"), primarily manufactures and sells disposable medication punchcards, packaging equipment and allied ancillary products. Its customers are predominantly pharmacies that supply nursing home and assisted living patients with prescription medications. This subsidiary manufactures its proprietary disposable punchcards and packaging equipment in its own facilities. This manufacturing process utilizes technology advanced integrated machinery for manufacturing the disposable medication punchcards.

     The disposable medication punchcards and packaging equipment are designed to provide a cost effective and customized method for pharmacies dispensing medications at competitive prices. The Company's medication dispensing systems and products are relatively new and innovative for dispensing medications in disposable packages.

     Medical Technology Laboratories, Inc. ("MTL") was formed as a result of the acquisition of Clearwater Medical Services and Clinical Diagnostic Centers during the third quarter of fiscal year 1992. MTL conducts clinical laboratory services and testing for hospitals, physicians and other health care providers in the State of Florida. On March 17, 1995, MTL purchased the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory, including the right, title and interest in the customer accounts associated with Tampa Pathology Laboratory and the right to service and continue sales of clinical laboratory services to these customers. The purchase agreement provided for a purchase price of approximately $1,400,000. As part of its plan of reorganization, which was approved by the Bankruptcy Court on September 4, 1996 (the "Plan of Reorganization"), the Company negotiated to reduce the purchase price to $500,000. See "Item 3. Legal Proceedings."

     The Company acquired all of the Common Stock of Vangard Labs, Inc. ("Vangard") on June 1, 1992. Vangard suspended operations in January 1996. Vangard, now identified as a discontinued operation for reporting purposes, previously packaged and sold oral solid unit-dose generic drugs to hospital and nursing home institutional pharmacies. The machinery used to fill the medication punchcards was supplied by MTS Packaging.

     The Company, in cooperation with its lenders, intends to sell the assets of Vangard and use the proceeds to retire debt. A small number of employees have been retained and an independent consulting firm has been engaged to assist in the effort to sell the business. The principal assets of Vangard are comprised of an inventory of generic pharmaceuticals, certain machinery and equipment and two buildings. The buildings are currently encumbered by a mortgage held by the City of Glasgow, a local government agency.

     The Company acquired a majority of the Common Stock of Performance Pharmacy Systems, Inc. ("Performance Pharmacy") on November 9, 1992. This subsidiary develops and sells pharmaceutical software systems for hospitals and nursing homes to use in their in-house pharmacies.

     On November 3, 1993, the Company signed a joint venture agreement to create Glasgow Pharmaceutical Corporation ("GPC") for the purpose of marketing and selling pharmaceutical products to the long-term health care industry. GPC is owned 50% by Vangard and 50% by Creighton Pharmaceuticals Corporation ("Creighton"), a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation. The GPC joint venture was created in the belief that it might provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. The principal product of GPC is MedCard, which is a medication punchcard that can be prefilled with oral solid generic and brand name drugs. Operations of GPC did not commence until May 1994.

     The Company formed Medication Management Systems, Inc. ("MMS") during fiscal year 1995. The Company formed MMS to expand its hospital pharmacy management software (known as Performance) which has been sold to approximately 120 hospitals throughout the United States. MMS has further developed its MedServ product line of mobile computerized medication dispensing systems to interface with the Performance Pharmacy System. The MedServ product line consists of MedServ FS(TM) (inventory control of floor stocked items) and MedServ EMAR(TM) (electronic charting of patients scheduled medications). The Company believes it has developed a comprehensive solution to enhanced documentation of medication use within the hospital environmental. The Company is not aware of any other products that address this important healthcare need with the same level of system integration. As a result of the Company's current financial condition, the necessary capital to continue development of this product might not be available and the Company is at risk of losing this unique business opportunity.

     On March 10, 1995, the Company established MTS Sales and Marketing, Inc. ("MTS Sales"). This subsidiary was established to provide administrative support and services to the other subsidiaries.

     The principal executive offices and manufacturing facilities of the Company are located at 12920 Automobile Boulevard, Clearwater, Florida 34622, and its telephone number is (813) 576-6311.

Segments

     The Company maintains two business segments, medication dispensing systems and clinical laboratory services. MTS Packaging, MMS, Performance Pharmacy and MTS Sales contribute to the revenues generated by the medication dispensing systems business segment. MTL contributes to the clinical laboratory services business segment revenues.

     The following is operating information for these industry segments for the years ended March 31:

                                                  1996           1995          1994
                                                --------       -------       --------
                                                 (In Thousands, except Percentages)
Revenue of each Segment:
     Medication Dispensing Systems              $ 11,900       $11,252        $ 9,018
     Clinical Laboratory Services                  5,152         3,578          3,283
                                                --------       -------        -------
Total Revenue                                   $ 17,052       $14,830        $12,301
                                                ========       =======        =======

Operating Profit (Loss) of each Segment:
     Medication Dispensing Systems              $(12,530)      $   347        $ 2,761
     Clinical Laboratory Services                 (4,411)          307            985
                                                --------       -------        -------
Total Operating Profit (Loss)                   $(16,941)      $   654        $ 3,746
                                                ========       =======        =======

Depreciation and Amortization Expense of
each Segment:
     Medication Dispensing Systems              $ 2,103        $   877        $   657
     Clinical Laboratory Services                   579            183            161
                                                -------        -------        -------
Total Depreciation and Amortization             $ 2,682        $ 1,060        $   818
                                                =======        =======        =======

Identifiable Assets of each Segment:
     Medication Dispensing systems              $12,118        $26,611        $19,182
     Clinical Laboratory Services                 2,551          5,887          5,411
                                                -------        -------        -------
Total Assets                                    $14,669        $32,498        $24,593
                                                =======        =======        =======

Capital Expenditures of each Segment:
     Medication Dispensing Systems              $   795        $ 2,403        $ 2,442
     Clinical Laboratory Services                     2            600            581
                                                -------        -------        -------
Total Capital Expenditures                      $   797        $ 3,003        $ 3,023
                                                =======        =======        =======

Impairment of Long-Lived Assets:
     Medication Dispensing Systems              $12,662        $ 3,471        $   -0-
     Clinical Laboratory Services                 3,759            800            -0-
                                                -------        -------        -------
                                                $16,421        $ 4,271        $   -0-
                                                =======        =======        =======
Percentage of Revenue
 Generated by Subsidiary:
     MTS Packaging Systems, Inc.                     63%            66%            63%
     Medical Technology Laboratories, Inc.           30%            24%            27%
     Medication Management Systems, Inc.              3%             4%             0%
     Performance Pharmacy Systems, Inc.               4%             6%            10%
                                                -------        -------        -------
                                                    100%           100%           100%
                                                =======        =======        =======

Events Leading to the Company's Chapter 11 Filing

     During the second quarter of fiscal 1996, the Company recorded losses and write-downs which impacted its earnings. These adjustments included a $1.2 million charge relating to the obsolescence of an early version of its computerized medication dispensing product and an additional charge of approximately $500,000 relating to the valuation of certain inventory and project development costs.

     On November 21, 1995, Creighton terminated its relationship with the GPC joint venture. The revenues attributable to the joint venture for the fiscal years ending March 31, 1995 and 1996 were $258,000 and $1,127,000, respectively. There were no revenues attributable to the joint venture during the fiscal year ended March 31, 1994. The Company's interest in this joint venture has been treated as a discontinued operation for financial reporting purposes. As a result of the termination, the Company recorded a $4.6 million write-off of its investment in GPC. In addition to the terminated joint venture expense, the Company recorded a related valuation allowance in the amount of approximately $505,000 on inventory carried in Vangard, which had been acquired for the joint venture. As a direct result of the joint venture termination, the Company re-evaluated its position in the medication packaging market. The Company determined that the automated packaging equipment associated with the core packaging business should be more fully utilized in order to remain competitive. The early retirement of portions of the existing packaging equipment resulted in a $3.0 million charge against earnings.

     As a result of these significant losses, the Company was in violation of certain financial covenants in borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision to file for protection under Chapter 11 ("Chapter 11") of Title 11 of the United States

Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for certain of its subsidiaries.

     During the fourth quarter of fiscal 1996, the Company filed voluntary petitions for relief under Chapter 11 for four of its subsidiaries, MTS Packaging, MTL, Vangard and MTS Sales (collectively, the "MTS debtors"). Trading of the Company's Common Stock on NASDAQ was discontinued on February 8, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ. On September 4, 1996, subsequent to the end of the fiscal period covered by this report, the Bankruptcy Court approved a plan of reorganization (the "Plan of Reorganization").

     Because of the events described above, the Company's working capital and borrowing capacity were extremely limited. The Company ultimately decided to suspend most project development activities, incurring substantial write-offs of the suspended project costs.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceeded its total assets by approximately $18.5 million as of March 31, 1996. The Company also had negative cash flows from operations during fiscal 1996 of approximately $0.9 million and loans in the amount of approximately $29 million are past due. These conditions raised substantial doubt as to the Company's ability to continue as a going concern as of March 31, 1996. The consolidated financial statements do not include any adjustments resulting from the Bankruptcy Court's approved plan of reorganization.

Resolution of Claims

     Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the MTS debtors as of the petition date. The ultimate amount and settlement terms for any prepetition liabilities are subject to a plan of reorganization (see "Plans of Reorganization" below).

Plans of Reorganization

     Plans of reorganization for MTS Packaging and MTL were submitted to the Bankruptcy Court on May 16, 1996. A plan of reorganization was submitted for Vangard on July 15, 1996. As part of the Plan of Reorganization, the Bankruptcy Court approved both plans of reorganization at a confirmation hearing on September 4, 1996.

     Inherent in a successful plan of reorganization is a capital structure that permits a debtor to generate sufficient cash flow to meet its restructured obligations and fund its current obligations. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors and stockholders were substantially altered.

     In connection with the filings of the MTS debtors, the Company entered into a Bankruptcy Court approved agreement with its lenders to permit continued use of cash collateral, primarily accounts receivables and inventories, to conduct its business. The Bankruptcy Court protection provided by the filings for the MTS debtors allowed the resumption of normal business operations, which have continued after confirmation of the Plan of Reorganization.

Products/Services

     MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punchcards and specialized machines that automatically or semi-automatically assemble, fill and seal into medication punchcard: 30, 60 or 90 tablets or capsules, representing a 30 day supply of a patient's medication.

     The Company's machinery for dispensing medication in disposable packages automatically places tablets or capsules (the amount of medication required by a patient during one month) into a blistered punchcard. The use of these cards and machines provides a cost effective customized package at competitive prices. The punchcard medication dispensing system can provide tamper evident packaging for products dispensed in the Company's package.

     The retail price of the Company's medication packaging machinery ranges from $650 to $120,000 depending upon the degree of automation and options requested by a customer. The Company's punchcards typically sell from $155 to $225 per 1,000 cards, depending upon the size, design, quality and volume of cards ordered by a customer. To date, the Company has placed approximately 850 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and medication carts. These products and ancillary supplies are designed to complement sales of disposable medication punchcards.

     Through MMS, the Company offers a proprietary computer-based pharmacy management system for hospitals called Performance Pharmacy System. The primary emphasis of this system is to provide the hospital pharmacist with a comprehensive collection of automated tools for completing day-to-day activities in an efficient manner. The system performs important medication management responsibilities and sophisticated drug therapy monitoring and documentation. The system also provides hospital pharmacists with the ability to process physicians' medication orders quickly and accurately. The organization of screens, use of overlapping windows, in-process access to multiple files and other user friendly techniques makes the Performance Pharmacy System an attractive and functional hospital pharmacy software system. Performance Pharmacy System pricing starts at approximately $30,000 which includes hardware, software, training and pre-loaded drug files. To date, approximately 120 Performance Pharmacy Software Systems have been installed with users. The Company believes that the market for such systems is favorable. However, the Company has reduced the carrying value of such assets due to the lack of financing and other uncertainties that might preclude further development of the system.

     Also within MMS, the Company has developed the MedServ product line which consists of MedServ FS (inventory control of floor stocked items) and MedServ EMAR (electric charting of patients scheduled medications). The MedServ Medication Cart has been specifically designed for use in hospital and nursing home facilities. With its unique hardware and customized software programs, the MedServ system objective is to introduce controls and audit trails to reduce the likelihood of medication errors while helping to provide high levels of security within the hospital. This mobile computer based system automatically logs all activity and allows integration with existing information systems. As nurses make rounds, the MedServ Cart moves with them providing finger tip "touch screen" access to vital patient and prescription information. The benefits include accurate patient billing, reduced probability of missed dosages and medication errors, and adherence to pharmacy and nursing drug administration policies. Further benefits include improved drug accountability, curtailed pilferage and better inventory control through "proof-of-use" management. It also supports the clinical pharmacist's activities by identifying dosing compliance.

     Currently, the MedServ FS product has not been made widely available to the healthcare industry. MedServ FS has been installed in 14 hospitals, and the MedServ EMAR system is due to be installed in fiscal year 1997. The continued development of MedServ EMAR contemplates a successful reorganization of the Company and the availability of capital.

     Vangard, now identified as a discontinued operation for financial reporting purposes, bought generic drugs (including analgesics, anti-arthritics, antibiotics, cardiovascular, laxatives, nutritionals and psychotropics) from leading manufacturers of generic drugs. The drugs were repackaged predominantly in a unit-dose format and sold to wholesalers. These pharmaceutical products were, in turn, resold to individual hospitals and nursing home pharmacies.

     MTL provides clinical laboratory testing services. The analytical tests that it provides are typical of diagnostic laboratories and the facilities presently have no particular specialization in any of its testing procedures and services. This Company performs in-house over 95% of the testing routinely ordered by physicians for their patients, which typically includes chemistry, hematology, serology, urinalysis and bacteriology.

Research and Development

     Research and development activities during the past three years have not been significant and, therefore, have not been separately classified in the financial statements. The Company has dedicated substantially all of its resources to the development of products that have been determined to be technologically feasible in an effort to realize a return on the investment made as quickly as possible.

Product Development

     The Company had a significant number of projects underway to develop new products during fiscal year 1996. These projects were primarily being developed within the medication dispensing system business segment. The most significant projects were as follows:

     Performance Pharmacy Systems, Inc.
          Performance Pharmacy Windows Based Software Systems
     Medication Management Systems, Inc.
          MedServe EMAR
     MTS Packaging Systems, Inc.
          Approximately 12 new punchcard packaging and dispensing systems

     Due to the uncertainties surrounding the Company's financial condition, and its ability to attract and retain qualified employees, the completion of these projects is in doubt.

     Management is currently implementing the Plan of Reorganization which was approved by the Bankruptcy Court. If and when profitable operations are restored, the Company intends to utilize the cash generated from operations to assist in the further development of its products.

     The amount of capital required to complete these projects is significant. The Company's ability to obtain capital from sources outside of cash generated from operations is contingent in part on its ability to exhibit a return to profitability on a consistent basis.

     The Company's inability to complete these projects may have a material impact on its ability to remain competitive and could have a significant impact on its future operations.

     The Company has continued to develop the Performance Pharmacy System with a limited staff of programmers. The MedServe EMAR system is currently in the testing phase and is not being marketed. It is anticipated that at least one trial installation will be made within fiscal 1997. The cost of further development of Pharmacy and EMAR systems may be significant and is partly dependent on the results of the testing sites.

     The punchcard packaging systems may require substantial additional investment. As each product becomes marketable, the Company will evaluate the amount of capital required to successfully market them. The additional costs to do so may be significant.

Manufacturing Processes

     MTS Packaging has developed an integrated punchcard assembly machine which will accomplish the various punchcard manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punchcard manufacturers. The Company's equipment produces finished cards in one eight hour shift that previously took one week using conventional methods. This represents a substantial reduction in time over conventional punchcard manufacturing systems. The Company has two machines capable of producing punchcards in this manner. In addition to the manufacturing of punchcards, this subsidiary manufactures machines, which are utilized by its customers to fill punchcards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punchcards over a specified time period.

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

     MTS Packaging is dependent on the number of suppliers for the raw materials and distribution essential in the production of its products. The Company believes that relations are adequate with its existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. The inability to obtain raw materials on a timely basis and on acceptable terms may have an impact on the future performance of the Company.

     MMS integrates computer hardware into its MedServ mobile medication carts and then installs its proprietary software. All hardware is purchased from outside vendors but is common to many suppliers. The Company believes its proprietary software adds substantial value to the product, primarily because of the Company's extensive knowledge of hospital pharmacy management practices derived from the more than 120 installations of its Performance Pharmacy Systems.

     MTL primarily relies upon sophisticated diagnostic testing equipment to evaluate bodily fluid samples. The Company has upgraded its laboratory equipment through the acquisition of automated analyzers. Each analyzer is capable of performing 36 different tests on up to 160 patients per hour. The testing categories performed by such machinery include bacteriology, chemistry, hematology, serology and urinalysis. This laboratory subsidiary provides services and as a result, is not dependent upon a supply of raw materials; however, certain disposable supplies are utilized to perform services. Revenue derived from services is dependent upon referrals by physicians.

     Performance Pharmacy develops and sells software systems. This subsidiary is not dependent upon a supply of raw materials; however, the development and software support services provided are dependent upon the subsidiary's ability to attract and retain qualified personnel who are experienced in computer software matters.

     As a result of the Company's financial condition, as well as the Chapter 11 filings of the MTS debtors, many of the suppliers of raw materials to the Company's subsidiaries have required that purchases be made on a COD basis or payment in advance. The Company's ability to obtain raw materials is, therefore, dependent upon the amount of cash that the Company has available.

     MTS Packaging is required to maintain an inventory of materials and finished products which allows for customer orders to be shipped within the industry standard of 10 - 15 days.

     MMS maintains an inventory of raw materials, which are assembled at the time an order is received from customers. Systems are made to order; accordingly, raw materials are ordered when needed. The Company believes this is standard in the industry.

     The services provided by MTL and Performance Pharmacy do not require these companies to maintain inventory.

Markets and Customers

     MTS Packaging's products are sold throughout the United States, primarily through its sales organization and independent sales representatives. The Company also participates in trade shows and training seminars. Although the Company has been able to market its products, there is no assurance that its sales efforts will continue to be successful.

     The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punchcards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies generally serve from 250 to 5,000 nursing home beds per location and many serve the home health care marketplace as well.

     The Company has begun commercializing its MedServ product line, which is a mobile computerized medication dispensing system, to hospitals throughout the United States. This technology is attractive to hospitals because it provides the opportunity for the hospital to reduce medication dispensing and administration errors. Approximately 2,000 of the more than 6,000 acute care and specialty care hospitals throughout the United States currently have computerized medication dispensing systems. Most of those 2,000 hospitals utilize floor stock systems for inventory control in primarily the emergency room, operating room or in areas where narcotic floor stock was previously stored. Thus, there is an opportunity within most of those 2,000 hospitals for systems, such as the Company's MedServ EMAR, that can adequately handle a patient's regularly scheduled medications. The systems that have been installed are primarily justified by reducing inventory shortages and decreasing "lost billings" rather than reducing or eliminating medication errors. As of July 1, 1996, the Company had 14 MedServ hospital installations within the U.S. The Company anticipates that pricing for MedServ products will range from $25,000 to $500,000 for a hospital installation depending on the number of beds and service level requirements. The Company believes that the market for such systems is favorable. However, the Company has reduced the carrying value of such assets due to the lack of financing and other uncertainties that might preclude further development of the product line.

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

     The primary market and customers for the services offered by MTL are doctors and hospitals in the State of Florida.

     The Company presently has no customers that account for greater than 10% of its consolidated sales.

Competition

     The pharmacies that supply prescription medicines to nursing homes and hospitals are the primary market for the Company's products. This market is highly competitive. There are several competitors that presently market other systems utilizing punchcards. The Company believes it is the industry leader in the automation of packaging and sealing of solid medications into punchcards. The products developed by the Company's competitors are not as efficient as the Company's systems because they are not as automated. The Company's method of dispensing medication replaces more traditional dispensing methods such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are price, customization and product performance. Many of the Company's competitors have been in business longer and have substantially greater resources than the Company. The Company's medication dispensing systems are relatively new and there is no assurance that the Company will be able to compete effectively with traditional methods of dispensing medication or other punchcard systems.

     The Company's primary competitors for medication dispensing systems are Drug Package, Inc., PCI/Trans Aid, Inc. and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors' manual systems which are capable of only filling and sealing 30-45 disposable medication punchcards per hour. The Company's new automated packaging machinery can fill and seal up to 600 disposable medication cards per hour.

     Vangard, which has been identified as a discontinued business unit held for sale, has faced competition from numerous packagers of generic oral solid unit dose medications for hospitals and nursing homes. This market is highly competitive and includes companies such as Schein, Inc., UDL, Inc., Zenith/Goldline, Inc., Roxanne Corp. and Medirex, Inc. The principal methods of competition for unit dose repackagers are price, quality of product and reputation. Vangard had numerous competitors who had been in business longer and had greater financial and marketing resources.

     MMS faces intense competition within the hospital marketplace for both its Performance Pharmacy management systems and its MedServ products. For pharmacy management systems, competitors include dominant hospital information system vendors such as HBO & Company, SMS Corporation, MEDITECH, Inc. and other such major corporations. Also included are pharmacy management systems providers such as Megasource, Inc., Cerner Corporation, Continental Healthcare Systems, Inc. and Health Care Services, Inc. Among suppliers of automated dispensing systems to hospitals, the Company will be competing with such major companies as Pyxis Corporation, Baxter International, Inc., Diebold Incorporated and others for its new MedServ product line. Although the Company believes it provides superior technological systems, there is no assurance that it will be able to effectively compete with companies that have more financial resources or established market distribution channels.

     MTL conducts its business in a very competitive marketplace. There are a number of diagnostics laboratories in the Tampa Bay area that compete with the Company's facilities. In addition, hospitals are offering their own diagnostic clinical laboratory services which places additional competitive pressure on the Company. Although management of MTL believes it provides a high level of service and quality, there can be no assurance that competitors, governmental regulators, or reductions in Medicare reimbursement rates will not erode its business prospects.

Proprietary Technology

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignee of all such proprietary and patent rights used in the Company's business that were invented or developed by Harold B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to utilize the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin to expire in 2001 and continue to expire through 2006. The license agreements are co-extensive with the patents.

     There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MMS; however, its business is not materially dependent upon its ownership of any one patent or group of patents.

     There is no assurance that any additional patents will be granted with respect to the Company's medication dispensing or information systems and products or that any patent issued, or that may be issued in the future, will ultimately provide meaningful protection from competition.

     MTL does not presently benefit from any proprietary technology. The Company has completed a program to upgrade to more technologically advanced equipment, its analytical services and the delivery of diagnostic information to its customers.

Regulation

     MTS Packaging's products are governed by federal regulations concerning components of packaging materials which are in contact with food. The Company has obtained assurances from its vendors that the packaging materials used by the Company are in conformity with such regulations. However, there can be no assurance that significant changes in the regulations applicable to MTS Packaging's products will not occur in the foreseeable future. Any such changes could have a material adverse effect on the Company.

     The operations of MTL are subject to extensive federal, state, and local regulation. Specifically, MTL is licensed by the State of Florida Department of Health and Rehabilitation Services ("HRS") and is certified by the Health Care Financial Administration ("HCFA"), a federal governmental agency. The Company believes MTL is operated in compliance with HRS and HCFA licensing and certification requirements.

     The operations of MTL are subject to Medicare reimbursement requirements and restrictions imposed by the Social Security Act as administered by HCFA. Recent regulatory changes directly affect the way Medicare reimburses for laboratory services. Commencing September 1, 1992, Medicare no longer pays for laboratory services unless the lab facility is certified under the Clinical Laboratory Improvement Act of 1988. The Company's operation of MTL complies with this federal legislation.

     Most clinical laboratory procedures are paid from laboratory fee schedules issued by individual Medicare carriers or intermediaries. Since January 1, 1992, laboratory services have been paid based upon a national fee schedule modified by local economic factors. Medicare carriers pay laboratory claims on a reasonable fee basis. In the case of laboratory tests, the recommended fee is the lesser of the fee schedule, or the national caps on the actual billed amounts. Most laboratory tests must be billed on an assigned basis. This means that the provider must accept the Medicare reimbursement as payment in full for a laboratory test. Medicare patients are not billed for the additional amount. In addition, the State of Florida has adopted legislation which limits billing for laboratory services to 120% of the allowable Medicare reimbursement.

     The operations of Vangard (treated as discontinued for reporting purposes) were subject to the Good Manufacturing Practice regulations promulgated by the FDA as codified in 21 CFR Parts 210 and 211. The operations of Vangard were also subject to field inspections by regional offices of the FDA and DEA for compliance with regulations dealing with drug manufacturers. The Company believes it has instituted sufficient quality control procedures and has taken such other steps so as to be in compliance with FDA and DEA regulations and requirements as currently in effect. The Company is currently in compliance with applicable FDA and DEA regulations.

     It is impossible for the Company to predict the extent to which its operations will be effected under the laws and regulations described above or any new regulations which may be adopted by regulatory agencies.

Employees

     As of July 1, 1996, the Company employed 197 persons full time, including 30 at Vangard. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company leases a 62,000 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the Clearwater/St. Petersburg International Airport at 12920 Automobile Boulevard. The Company's corporate administrative and marketing offices, MMS and Performance Pharmacy and the manufacturing facilities for MTS Packaging are located at this address. The lease had an initial term of five years commencing on April 1, 1987 and now expires on April 15, 1999. The Company's current monthly lease payments are approximately $21,000. Due to reductions in personnel, which were made by the Company in connection with the Chapter 11 filings, the amount of space required by the Company was less than the amount of space leased. The premises are generally suited for light manufacturing and/or distribution. The landlord agreed to decrease the space leased by 20% to approximately 50,000 square feet. Currently, the Company is operating at two-thirds of actual capacity.

     The Company leases approximately 5,200 square feet at approximately $2,500 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. This space is used by the Ohio Label business acquired by the Company in 1989. This business is now part of MTS Packaging.

     The Company leases approximately 3,300 square feet of space for MTL located in Pinellas County, Florida. This lease expires on April 1, 1997, with monthly rents not in excess of $5,046.

     In connection with the ownership of Vangard, the Company owns two buildings in Glasgow, Kentucky, which are used for administration and warehousing. These facilities, together with a leased building used for manufacturing, contain approximately 46,000 square feet. The monthly payments for the Vangard leased facilities are approximately $3,950. The Company agreed to assume certain obligations related to this property from Owens and Minor, Inc., an unrelated third party, from whom the Company purchased Vangard. The obligations include a promissory note payable to the City of Glasgow with an unpaid balance of approximately $284,000 at the time the obligation was assumed, with a 3% interest rate and monthly payments of approximately $2,400. As security for this note, the Company granted a first mortgage on the Vangard real estate.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not involved in any litigation which, in the opinion of management, would have a material adverse effect on the Company's financial position. As more fully described in the last paragraph of Note 14 to the consolidated financial statements, the Company is disputing a proposed assessment by the State of Florida, Department of Revenue.

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging, MTL and MTS Sales, filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. On February 22, 1996, Vangard filed a voluntary petition for relief under Chapter 11 in the same court.

     On September 4, 1996, the Plan of Reorganization for the MTS debtors was confirmed by the Bankruptcy Court. As a part of the Plan of Reorganization for the MTS debtors, certain liabilities have been compromised by creditors of the Company as follows:

     Secured Claims (Bank) - Bank notes payable to SouthTrust (the "Bank"), line of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, have been combined and restructured into two separate promissory notes ("Plan Note I" and "Plan Note II").

     Plan Note I, in the stated principal amount of approximately $27.0 million, provides for a portion of the principal amount, $15.0 million, to be due and payable as follows:

     a) Interest at the rate of 7.5% for a period of (2) years ending September 1, 1998.

     b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

     Plan Note I further provides that the net sales proceeds from the sale of one of the MTS debtors, Vangard, will be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount are required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provides that the full stated principal amount shall be due and payable upon the occurrence of specified major events of default.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the Plan of Reorganization of the MTS debtors. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied. The repayment of Plan Notes I and II is guaranteed personally by Todd E. Siegel.

     As noted above, there exists the possibility that additional prepayments and payments will be made towards the bank debt. At present, the quantification of these amounts, if any, cannot be determined. The amount of debt forgiveness currently recognizable cannot be determined until any additional payments, if any, are known and it is determined to be highly unlikely that certain events of default, as defined in the amended and restated loan agreement, will occur. In addition, no amounts of interest expense will be recorded until it is determined that the principal payments, the additional prepayments and the interest payments in the aggregate exceed the carrying value of the Company's bank debt.

     Unsecured Claims (Trade Creditors) - The holders of approximately $2,300,000 of trade and other miscellaneous claims elected to receive payment of their claims under one of the three options which were provided for in the plans of reorganization.

     Unsecured Claims (Other) - In March 1995, the Company entered into an agreement relating to the acquisition of certain clinical laboratory accounts for MTL. The Company reached a compromise with the seller, which reduced the acquisition indebtedness to $500,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The authorized capital stock consists of 25,000,000 shares of Common Stock, $.01 par value ("Common Stock"), and 7,500,000 shares of Preferred Stock, $0.0001 par value ("Voting Preferred Stock"), issuable in series. On January 6, 1992, the Company declared a reverse 1 for 4 split of its Common Stock to obtain entry into the NASDAQ-NMS. Trading of the Company's Common Stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ.

Common Stock

     Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. However, Todd E. Siegel through the JADE Partnership (the "Partnership") and the Trust, which maintains ownership of the Voting Preferred Stock, controls the affairs of the Company, including the election of directors. The holders of Common Stock are entitled, upon liquidation or dissolution of the Company, to receive pro rata all assets remaining available for distribution to stockholders after payment of $10,000 to the holders of the Preferred Stock. The Common Stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All the outstanding shares of Common Stock, are validly issued, fully paid and non-assessable.

     The holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors, at its discretion, from such funds as are legally available. The Company's financing agreements include restrictions on the payment of dividends. The Company has never paid cash dividends on its Common Stock, however, and it currently intends to retain all earnings for use in its business. Accordingly, it is anticipated that no dividends will be paid in the foreseeable future. During 1996, an Employee Stock Purchase Plan was initiated which provided approximately $400,000 in equity with a corresponding expense in exchange for the issuance of approximately 1.4 million of the 2 million shares of Common Stock reserved for this plan.

     As of July 1, 1996, there were approximately 1,300 registered holders of the common shares of the Company's outstanding Common Stock.


Preferred Stock

     The Company has outstanding 6,500,000 shares of Voting Preferred Stock, all of which are held by the Partnership. The Voting Preferred Stock has the right to cast two votes per share on each and any matter on which the Common Stock is entitled to vote. In addition to preferential voting rights, the Voting Preferred Stock is entitled to receive upon dissolution or liquidation of the Company, the first $10,000 of proceeds distributed to stockholders of the Company upon such events. Thereafter, the Voting Preferred Stock is entitled to no additional amounts upon dissolution or liquidation of the Company. The Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock issued to the Partnership is not subject to further calls or assessments by the Company.

Options

     Four hundred thousand shares of Common Stock are reserved for issuance to employees under the Company's Employee Stock Option Plan. Of these options 80,484, at various prices, which range from $4.00 to $10.00 per share, were outstanding at March 31, 1996.

     During fiscal year 1996, options to acquire 59,000 shares of Common Stock at an exercise price of $1.63 were issued to certain officers, directors, and former directors of the Company.

     As of March 31, 1996, approximately 320,250 options, at $1.63 per share, were outstanding and held by certain officers, directors, and former directors of the Company.

     The options currently outstanding expire on various dates commencing in April 1998 and ending in March 2006.

Warrants

     The Company has 1,200,000 outstanding warrants exercisable to purchase one share of Common Stock at $7.00 per share that were issued in connection with its July 1991 public offering. In addition, the Company has 120,000 outstanding warrants that were issued to the underwriter of the July 1991 offering, exercisable to purchase one share of Common Stock at $7.00 per share. These warrants were originally to expire on July 9, 1996, but have been extended to July 17, 1997. These warrants are callable by the Company, upon 30 days' written notice, at $.05 per warrant.

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

Transfer Agent And Warrant Agent

     Continental Stock Transfer & Trust Company, New York, New York, is the registrar and transfer agent for all of the Company's securities.

Price Range of the Company's Securities

     Prior to February 9, 1996, the Company's Common shares traded on the NASDAQ National Market. Trading of the Company's Common Stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ. Since that time, the Company's Common Stock has traded on the over-the-counter market. The table below sets forth the range of high and low sale prices for the Company's Common Shares for the period indicated, as reported by NASDAQ quotation system for each quarter through the third quarter of fiscal year 1996 and by the NASD OTC Bulletin Board for the fourth quarter of 1996. Over-the-counter market quotations reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                       High           Low
                                                      ------         ------
1995 Fiscal Year
     First Quarter                                     9 1/4          7 5/8
     Second Quarter                                    8 1/8          6 5/8
     Third Quarter                                     7 3/8          5 1/2
     Fourth Quarter                                    7 3/4          5 1/8


1996 Fiscal Year
     First Quarter                                     9 1/8          4 5/8
     Second Quarter                                    6 1/16         4 5/8
     Third Quarter                                     6                3/4
     Fourth Quarter                                    1 3/16          3/16


     The table below sets forth the range of high and low sales prices for the Company's warrants for the period indicated.

                                                        High           Low
                                                       ------         -----
1995 Fiscal Year
     First Quarter                                      3 5/16        2  1/4
     Second Quarter                                     2 5/8         1 11/16
     Third Quarter                                      2 1/4         1  1/4
     Fourth Quarter                                     2 1/2         1  5/16

1996 Fiscal Year
     First Quarter                                      3                7/8
     Second Quarter                                     1 1/2           11/16
     Third Quarter                                      1 1/8            1/32
     Fourth Quarter                                       1/32           1/32


     Historically, the Company has not paid dividends on its Common Stock and has no present intention of paying dividends in the foreseeable future. Payment of dividends are subject to the prior approval by the Company's secured lender, SouthTrust Bank.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

                                                                      YEARS ENDED MARCH 31,
                                                   ---------------------------------------------------------
                                                        (In Thousands, Except Earnings Per Share Amounts)
Income Statement Data:                               1996         1995       1994        1993         1992
---------------------                              --------     --------   --------    --------     --------
Sales . . . . . . . . . . . . . . . . . . . . . .  $ 17,052      $14,830    $12,301     $10,858      $ 7,500
Cost of Sales and Other Expenses. . . . . . . . .    41,669       16,946      9,367       8,052        5,185
Income (Loss) from Continuing Operations
  Before Cumulative Effect of Accounting Change .   (22,717)      (1,272)     1,856       1,740        1,476
Income (Loss) from Discontinued Operations. . . .    (6,634)          16        762         552           -0-
Estimated Loss on Disposal of Discontinued
  Operations. . . . . . . . . . . . . . . . . . .    (5,229)          -0-        -0-         -0-          -0-
Cumulative Effect of Accounting
  Change for FASB No. 109 . . . . . . . . . . . .        -0-          -0-       543          -0-          -0-
Net Income (Loss) . . . . . . . . . . . . . . . .   (34,580)      (1,256)     3,161       2,292        1,476
Primary Net Earnings (Loss) Per Share:
  From Continuing Operations. . . . . . . . . . .     (5.60)        (.32)       .48         .46          .45
Income (Loss) from Discontinued Operations. . . .     (2.92)         .00        .20         .15          .00
Cumulative Effect of Accounting Change
  For FASB No. 109. . . . . . . . . . . . . . . .       .00          .00        .14         .00          .00
                                                   --------      -------    -------     -------      -------
Net Earnings (Loss) Per Share                      $  (8.52)     $ (0.32)   $   .82     $   .61      $   .45
                                                   ========      =======    =======     =======      =======

Average Common Shares and Common Share
  Equivalents Outstanding*                            4,059        3,974      3,879       3,789        3,306

*    No dividends were declared or paid during periods presented.


                                                                           AT MARCH 31,
                                                   ---------------------------------------------------------
                                                                          (In Thousands)
Balance Sheet Data:                                  1996         1995       1994        1993         1992
---------------------                              --------     --------   --------    --------     --------
Net Working Capital*  . . . . . . . . . . . . . .  $  5,406      $ 5,410    $ 1,695     $ 1,899      $   513
Assets  . . . . . . . . . . . . . . . . . . . . .    14,669       44,243     33,018      25,527       17,217
Short-Term Debt*  . . . . . . . . . . . . . . . .       168        1,165        979         654        1,658
Long-Term Debt* . . . . . . . . . . . . . . . . .       350       23,224     10,588       7,227        1,541
Stockholders' Equity (Deficit)  . . . . . . . . .   (18,546)      15,640     16,853      13,655       10,487

*    Excluding liabilities subject to compromise of $30,457 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During fiscal year 1996, operating losses and limited working capital necessitated a thorough review of all operations and an assessment of the carrying value of all assets. Stringent measures were taken in the fourth quarter to preserve the Company's assets and core businesses. Management believes that the ultimate result will be a profitable and growing company refocused on its core businesses.

     As described below, during the fourth quarter, the Company's principal operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court approved the plan of reorganization on September 4, 1996. The Company's intent in such filings was a reorganization of its underlying businesses, the restructuring of indebtedness with its principal lenders and protection of interests of its stockholders.

CHAPTER 11 REORGANIZATION

     During fiscal year 1996, the Company experienced disappointing operating results from its new MedServ product and operating losses at Vangard. On January 4, 1996, the Company received notice from its lenders that its failure to make a scheduled mandatory principal amortization and interest payment of approximately $307,000 on December 5, 1995 was an event of default under its credit agreement.

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging, MTL and MTS Sales, filed voluntary petitions under Chapter 11. At that time, the Company also suspended production operations at Vangard to avert further operating losses.

     On February 22, 1996, a voluntary petition under Chapter 11 was filed for Vangard. Vangard is presented as a discontinued operation in the consolidated financial statements of the Company. It is the intent of management, with the cooperation of its lenders, to sell the Vangard assets and use the proceeds to retire debt. The GPC joint venture was highly dependent upon the production capability of Vangard to manufacture, package and distribute medication cards filled with pharmaceuticals to long-term care pharmacy and other health care facilities. MedCard was the pre-filled medication card provided through this joint venture with Creighton. The marketing and distribution of MedCard to the long-term care industry began in fiscal year 1995. The significant expansion anticipated in 1996 did not materialize when Creighton withdrew its support from this joint venture. This event necessitated a reappraisal of the carrying costs of this venture and an assessment of its viability. Divesting Vangard makes the viability of GPC tenuous, accordingly, it also is treated as a discontinued operation.

     The Company determined that it was prudent to consider the impact of the bankruptcy filings and the unavailability of additional funding on the realization of the carrying values of its assets. Management has decided to reduce the carrying value of its joint venture, inventory, goodwill, project development and fixed assets. The Company assessed the carrying values of these assets in accordance with the recently enacted FASB No. 121 and adjusted them based upon the estimated future discounted cash flow to be derived from them. The result was a write-off of more than $23.5 million which included a $5.2 million investment in joint ventures and Vangard, $4.6 million in project development costs, $8.3 million in fixed asset revaluations, $2.9 million in goodwill, $1.5 million in inventory revaluation to the lower of cost or market, and $1.0 million in other charges. These substantial adjustments had a significant negative impact on the Company's operating results for the fiscal year ended March 31, 1996.

     On September 4, 1996, the Plan of Reorganization for the MTS debtors was confirmed by the Bankruptcy Court. As a part of the Plan of Reorganization for the MTS debtors, certain liabilities have been compromised by creditors of the Company as follows:

     Secured Claims (Bank) - Bank notes payable, line of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, have been combined and restructured into two separate promissory notes.

     Plan Note I, in the stated principal amount of approximately $27.0 million, provides for a portion of the principal amount, $15.0 million, to be due and payable as follows:

     a) Interest at the rate of 7.5% for a period of (2) years ending September 1, 1998.

     b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

     Plan Note I further provides that the net sales proceeds from the sale of one of the MTS debtors, Vangard, will be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount are required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provides that the full stated principal amount shall be due and payable upon the occurrence of specified major events of default.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the Plan of Reorganization of the MTS debtors. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

     As noted above, there exists the possibility that additional prepayments and payments will be made towards the bank debt. At present, the quantification of these amounts, if any, cannot be determined. The amount of debt forgiveness currently recognizable cannot be determined until any additional payments, if any, are known and it is determined to be highly unlikely that certain events of default, as defined in the amended and restated loan agreement, will occur. In addition, no amounts of interest expense will be recorded until it is determined that the principal payments, the additional prepayments and the interest payments in the aggregate exceed the carrying value of the Company's bank debt.

     Unsecured Claims (Trade Creditors) - The holders of approximately $2,300,000 of trade and other miscellaneous claims elected to receive payment of their claims under one of the three options which were provided for in the plans of reorganization.

     Unsecured Claims (Other) - In March 1995, the Company entered into an agreement relating to the acquisition of certain clinical laboratory accounts for MTL. The Company reached a compromise with the seller which reduced the acquisition indebtedness to $500,000.

     The adjustment of unsecured claims resulted in a reduction of the amount of these claims in the amount of $2,441,000. This amount has been classified as an extraordinary gain in the Company's consolidated statement of operations and statement of cash flow for the six months ended September 30, 1996.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     During the second and third quarters of fiscal year 1996, the Company incurred significant operating losses, which resulted primarily from expenditures for personnel and services which the Company made for each of its subsidiaries in anticipation of a growth in revenue. As a result of these losses, the Company's ability to meet its financial obligations as they became due was adversely affected. In addition, certain product development projects had been undertaken which were funded entirely with bank borrowings, which required substantial debt service payments. The Company began to delay payments, where possible, to its suppliers and vigorously attempted to expedite payments from its customers. In addition, in order to conserve cash, the Company requested that its employees take a voluntary reduction in compensation in exchange for receiving shares of Common Stock in the Company at a later date. Also, certain officers of the Company elected not to be paid amounts to which they were entitled according to their employment agreements.

     Additionally, on June 15, 1996, the Company entered into a Severance Agreement with its former Chief Financial Officer, Gerald Couture. As part of that agreement, the Company acknowledged that it owed Mr. Couture past-due compensation in the amount of $32,789. Pursuant to the Severance Agreement, the parties agreed that the Company would deliver to Mr. Couture furniture valued at $4,886 in partial settlement of the past-due compensation. Additionally, the Company paid Mr. Couture $14,883 and applied $13,000 against amounts Mr. Couture owed to the Company to fully satisfy the past due compensation obligation. The Company also agreed to pay Mr. Couture severance compensation in the amount of $450,000, payable in sum certain amounts through June 16, 1998. The Company, in its sole discretion, has the option of paying such severance compensation in Common Stock of the Company.

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the MTS debtors filing petitions for relief under Chapter 11, the Bankruptcy Court approved an agreement between the Company and its lenders that permits the Company to continue to use cash collateral, primarily accounts receivable and inventories, to conduct its business. The Bankruptcy Court protection provided by the filings for the MTS debtors allowed the resumption of normal business operations.

Revenues

     Net sales for continuing operations for the fiscal year ending March 31, 1996 increased 15% to $17.1 million from $14.8 million in the prior fiscal year. The increase was primarily attributable to a 44% increase in revenues experienced by the clinical laboratory business segment which resulted from improved sales and marketing efforts, as well as the acquisition of additional accounts from Tampa Pathology Laboratory. The Company's medication dispensing system business segment experienced a 6% increase in revenue primarily as a result of the Company's decision to focus its sales and marketing efforts through the wholesale distribution channel.

Cost of Sales

     Cost of sales for the fiscal year ending March 31, 1996, increased 37% to $10.7 million from $7.8 million in the prior year. The increase was primarily due to increased revenues experienced by both the clinical laboratory and medication dispensing business segments. Cost of sales, as a percentage of sales increased from 52% in fiscal year 1995 to 62% in fiscal year 1996. Cost of sales for the clinical laboratory segments increased to 62.8% in 1996 from 47.9% the prior year. The costs incurred by the clinical laboratory relating to the testing of patient specimens which are performed by outside contractors, as well as the operating costs of the patient service centers, increased in fiscal year 1996. The clinical laboratory was not able to pass on these additional costs to the insurance providers, primarily Medicare. In addition, the cost of manufacturing punchcards and medication dispensing systems increased due to increases in raw material and labor costs. The cost of sales increased 62% from 53.8% for this segment.

Sales, General and Administrative Expenses ("SG&A")

     SG&A expenses for the year ended March 31, 1996, increased to $8.5 million from $2.4 million in the prior year. The increase in revenue experienced by the clinical laboratory resulted in a significant increase in the number of patient specimens processed. The increase in specimens required additional personnel to process and bill for the services provided. In addition, the increased sales and marketing efforts resulted in additional costs and expenses. The increase in SG&A expenses for this business segment was approximately $1.1 million.

     During the first and second quarters of fiscal year 1996, the Company added administrative and sales personnel to accommodate anticipated growth in its medication dispensing system business segment. The increase in SG&A expenses for this business segment was approximately $3.2 million. Also, additions were made in the staff and information systems of the holding company to improve the administrative, accounting, and information support systems. The increase in SG&A expenses for the holding company was $1.2 million. In addition, the Company incurred one-time charges for severance and related employee separation costs of approximately $0.6 million.

Product Development

     The Company had a significant number of projects underway to develop new products during fiscal year 1996. These projects were primarily being developed within the medication dispensing system business segment. The most significant projects were as follows:

     Performance Pharmacy Systems, Inc.
          Performance Pharmacy Windows Based Software Systems
     Medication Management Systems, Inc.
          MedServe EMAR
     MTS Packaging Systems, Inc.
          Approximately 12 new punchcard packaging and dispensing systems

     Due to the uncertainties surrounding the Company's financial condition, the filing of Chapter 11, the ultimate outcome of the plan of reorganization, and its ability to attract and obtain qualified employees, the completion of these projects is in doubt.

     Management is currently implementing the Plan of Reorganization which was approved by the Bankruptcy Court. If and when profitable operations are restored, the Company intends to utilize the cash generated from operations to assist in the further development of its products.

     The amount of capital required to complete these projects is significant. The Company's ability to obtain capital from sources outside of cash generated from operations is contingent in part on its ability to exhibit a return to profitability on a consistent basis.

     The Company's inability to complete these projects may have a material impact on its ability to remain competitive and could have a significant impact on its future operations.

     The impact on the future operations of the Company and its inability to complete these projects may be significant. The projects related to Performance Pharmacy and MMS form the core of these businesses. The projects related to the development of new dispensing systems and machines are critical to allowing MTS Packaging to keep pace with its competitors.

Restructuring Charges

        The Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive review of the Company's operations. As a result of this review, during the fiscal year ended March 31, 1996, the Company recognized the following restructuring charges (In Thousands):

           Loss on Early Retirement of Fixed Assets           $ 8,329
           Loss on Inventory Valuation                          1,510
                                                              -------
                                                                9,839

           Chapter 11 Reorganization Charges:
           Product Development and Software Costs               4,605
           Goodwill Write-down                                  2,937
           Terminated Joint Venture                               550
           Professional Fees                                      103
                                                              -------
                                                                8,195
                                                              -------

           Total From Continuing Operations, including
             $16,421 of impairment losses                      18,034
                                                              -------

           Loss on Disposal of Discontinued Operations          5,229
                                                              -------

           Total Restructuring Charges                        $23,263
                                                              =======


     The Company considered the fact that there was uncertainty as to its ability to continue as a going concern in making a determination of the carrying value of its assets.

Depreciation and Amortization

     Depreciation and amortization expense increased by $1.6 million (153%) to $2.7 million in 1996 as compared to $1.1 million in 1995. The increase resulted from the fact that the Company reduced the estimated useful lives of its property and equipment to reflect technological changes. Although the Company believes that certain machinery and equipment utilized in its manufacturing process are technologically advanced, depreciation rates are estimates and are determined as accurately as possible based upon past experience and other pertinent information. Due to the fact that the technology inherent in much of the medication dispensing system equipment is changing rapidly, the Company continually evaluates its estimates and adjusts them accordingly. These changes resulted in additional depreciation expense in 1996 in the amount of $589,000. In addition, depreciation and amortization increased due to the acquisition of equipment and other assets in 1995. In accordance with the Company's policy, these assets were depreciated or amortized for one-half year in 1995 and a full year in 1996.

Loss from Discontinued Operations

     The Company has elected to treat Vangard as a discontinued operation because of management's decision to dispose of the business. The loss incurred by Vangard was $6.6 million 1996; there was no loss from discontinued operations in 1995.

Interest Expense

     Interest expense for the fiscal year ending March 31, 1996 increased 22% to approximately $1.7 million from $1.4 million in the prior year. This increase primarily resulted from an increase in debt. The Company discontinued accruing interest on its secured debt effective January 3, 1996 due to Chapter
11. The amount of interest which was not accrued was $609,000.

Income Taxes

     The Company realized an income tax benefit of $1.9 million for the year ended March 31, 1996, primarily as a result of the net operating loss compared to an income tax benefit of approximately $0.8 million in 1995. A portion of this loss has been carried back to recover taxes paid in previous years. In addition, the unused portion of $17.8 million will be carried forward to offset future taxable income. The Company recorded a valuation allowance in the amount of approximately $6.9 million to offset entirely the deferred tax asset related to the net operating loss carryforward.

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

Revenues

     Net revenues for the year ended March 31, 1995 increased to approximately $14.8 million, 20% from $12.3 million the previous year. The increase resulted primarily from increased revenues in the medication dispensing system business segment, which increased 26% as a result of increased sales and marketing efforts. Revenues for the clinical laboratory were essentially unchanged from 1995 to 1996.

Cost of Sales

     Cost of sales for the fiscal year ending March 31, 1995, increased 40% to $7.8 million from $5.5 million. The increase was primarily due to increase in revenue experienced by the medication dispensing system business segment, as well as increases in raw material and labor costs. Cost of sales as a percentage of sales increased from 45% in fiscal year 1994 to 52% in fiscal year 1995.

Selling, General and Administrative

     SG&A expenses were constant at about $2.4 million in fiscal year 1995 which was 6% lower than the prior fiscal year. As a percentage of revenues, these expenses were 16% and 21% for fiscal years 1995 and 1994, respectively. The reduction of these expenses as a percentage of revenues is primarily attributed to the decline of fixed expenses as a percentage of revenues on higher sales recorded.

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

Net Loss

     The Company incurred a loss of approximately $1.3 million for the fiscal year ending March 31, 1995 compared to net income of approximately $3.2 million in the previous year. This loss is attributed to increased interest expense as described above, the write-off of certain project and product development costs and increased depreciation and amortization expense. During the prior fiscal year, an accounting charge benefited income by $0.5 million as a result of the cumulative effect of the adoption of FASB No. 109 for income taxes.

     On a per share basis, net loss for the period was $0.32 compared to a net profit of $0.82 for the same period last year.

Income Taxes

     As a result of the loss, the Company had a tax benefit of approximately $0.8 million which the Company carried forward to offset future taxes compared to the provision for taxes of $1.1 million for fiscal 1994. During fiscal year 1994, the applied tax rate was 37%. The application of such a tax rate was appropriate for that year and included provisions for both federal and state taxes.


LIQUIDITY, CAPITAL RESOURCES AND CASH FLOW

     The Company incurred a net loss from continuing operations for the fiscal year ended March 31, 1996 of $22.7 million versus $1.3 million in 1995. Cash used by operating activities during the fiscal year ended March 31, 1996 was $0.9 million versus $0.4 million provided in 1995.

     The increase in the cash used by operating activities resulted primarily from the operating loss incurred in 1996. The operating loss, exclusive of depreciation, amortization, losses incurred relative to the impairment of certain assets, and the issuance of Common Stock was $943,000. In addition, accounts receivable increased $458,000 as a result of increased sales. Inventory decreased $297,000 due to the Company's efforts to reduce quantities on hand in order to conserve cash. Accounts payable increased $1,724,000 primarily due to increased business activity, as well as the Company's efforts to delay payments to suppliers.

     Investing activities utilized $2.9 million for the year ended March 31, 1996 versus $9.8 million in 1995. The decrease resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities in 1996. Purchases of equipment were $797,000 and expenditures for product development were $484,000 in fiscal year 1996. The Company invested $1,453,000 in acquisitions, primarily the acquisition of Tampa Pathology Laboratory.

     Financing activities provided $4.2 million for the year ended March 31, 1996 versus $12.8 million in 1995. The decrease resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities which had been funded in 1995 primarily with long-term debt. Borrowing on bank lines of credit was $2,162,000 in fiscal year 1996. Additional borrowing on long-term debt was $3,021,000 and repayments of long-term debt were $947,000.

     The Company had working capital as of March 31, 1996 and March 31, 1995 of $5.4 million. Current liabilities do not include $30 million of liabilities associated with the Plan of Reorganization for the MTS debtors, which was ultimately approved by the Bankruptcy Court.

     The Company's short-term and long-term liquidity is dependent upon a successful reorganization under Chapter 11 and the Company's ability to generate cash flow from operations. Other than cash flow from operations, the Company does not currently have any other source of liquidity.

     No assurances can be given that additional equity capital will be made available to the Company. In the event the Company is able to raise additional equity, the raising of such equity will likely dilute the interests of existing stockholders.

     The Company's lender has a first security interest in and lien upon substantially all of the Company's assets. The Company did not file a bankruptcy petition for the parent corporation.

     As of March 31, 1996, the Company had $16,862,000 outstanding on its bank line of credit and $10,398,000 outstanding on a note payable to its bank. Both the line of credit and the note payable are due and payable as a result of violations of certain financial covenants in the borrowing agreements with the bank. The Bankruptcy Court has approved the Plan of Reorganization, which provides for satisfaction of these debts. These debts will be satisfied out of cash flow generated by operations.

     The Company's requirements for working capital will be based in part upon its ability to reorganize its affairs under Chapter 11. Accounts receivable and inventory are not expected to increase based on the current level of operations. There are no major capital equipment expenditures anticipated. Cash flow from operations is the only source of additional working capital.

     The Company's continued existence as a going concern is dependent upon the Plan of Reorganization restoring profitable operations. The Plan of Reorganization provides for the following significant matters:

     (a) A reduction in the amount of the existing bank indebtedness, as well as the interest rate on the indebtedness.

     (b) A restructuring of the repayment terms of the bank indebtedness, which provides for interest payments only for a certain period and principal payments over an extended period of time.

     (c) A reduction in the amount payable pursuant to the acquisition of Tampa Pathology Laboratory, as well as modification of the method of calculating the repayment.

     (d) A restructuring of the amounts and repayment terms for the unsecured creditors of the MTS debtors.

     (e)  A restructuring of the management of the Company.

     (f)  The disposal of Vangard and GPC.

     In addition to the Plan of Reorganization, management has instituted cost reduction measures, including significant reductions in personnel in each of its subsidiaries.

     Management believes that the implementation of the Plan of Reorganization, and the effect of cost reduction measures will restore profitability and provide for adequate cash to support its operation during the next fiscal year. However, there can be no assurance that this will occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the audited financial statements of the Company and related supplementary data attached at the end of this Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Bylaws of the Company provide that its Board of Directors shall consist of not more than two nor more than seven members, as may be fixed from time to time by action of the Board of Directors or of the shareholders. The Board was comprised of two members prior to the 1996 Annual Meeting. At the 1996 Annual Meeting, the number of directors was increased to four. Each director serves a one-year term expiring upon the occurrence of the next annual meeting of shareholders and the election and qualification there of his successor.

     The directors and executive officers, their ages and the year each person became a director or officer of the Company are shown below:

                                                                                                  Director or
                                                                                                    Officer
               Name                    Age                   Company Position Held                   Since
----------------------------------   -------   ----------------------------------------------   ---------------
 Todd E. Siegel                        38      Chairman of the Board of Directors, President,         1986
                                               Chief Executive Officer

 David Kazarian                        58      Director                                               1988

 Michael Conroy                        48      Director, Chief Financial Officer and Vice             1996
                                               President

 John Stanton                          48      Director, Vice Chairman of the Board of                1996
                                               Directors

 Ronald Rhodes                         48      Principal Accounting Officer and Controller            1991

 Robert A. Capalbo                     38      Vice President of Finance                              1996


     Todd E. Siegel became President and Chief Executive Officer of the Company in 1993 and became a Vice President, Secretary and a Director of the Company in 1986. Mr. Siegel received a Bachelor's degree in Business Administration from Fort Lewis College. Before joining MTS, Mr. Siegel was an account executive for American Medical International Diagnostic Service of Culver City, California. He also spent over four years as the Sales Management and Sales Representative for the Chamberlin Corporation in Largo, Florida, a manufacturer of generic liquid unit dose medications.

     David Kazarian has served as a Director of the Company since 1988. Prior to its sale in December 1990, Mr. Kazarian and his wife owned and operated Kazarian Pharmacy. In March 1991, Mr. Kazarian founded Infuserve America, Inc., a firm involved in the home health care business. Currently, Mr. Kazarian is President of Infuserve America, Inc.

     Michael Conroy has served as a Director of the Company since 1996. Mr. Conroy was selected as Chief Financial Officer and Vice President by the board of directors in August 1996. Mr. Conroy also is a principal in the firm of CFO Financial Services, Inc. ("CFO"). See "Certain Relationships." Mr. Conroy has experience in assisting companies in financial restructuring, negotiations with lenders and financial reporting. From 1990 through 1994,

Mr. Conroy was the Vice President of Finance and Chief Financial Officer of the Grant Group of Companies. Since February 1996, Mr. Conroy has been devoting substantially all of his full time to the affairs of the Company. Mr. Conroy is a certified public accountant.

     John Stanton has served as a director of the company since 1996. Mr. Stanton has an extensive background in corporate crisis management. He is currently the president of Florida Engineered Construction Products Corp. ("FECP"), which is a privately owned company he assisted in successfully reorganizing. He has been an officer of that company since 1981. See "Certain Relationships."

     Ronald Rhodes has served as the Principal Accounting Officer and Controller of the Company since 1991. Prior to his employment with the Company, Mr. Rhodes served as a consultant to various businesses regarding accounting, finance, and tax issues. In addition, from 1983 to 1988, Mr. Rhodes served as Vice President of Finance of Porpoise Pool and Patio, Inc., a retail and wholesale supplier of pool and patio products.

     Robert A. Capalbo was selected by the board of directors to be the Company's Vice President of Finance in July 1996. From 1991 to 1993, Mr. Capalbo served as vice president of Maxfax Services, Inc. In 1993, Mr. Capalbo became a vice president with Barnett Banks, Inc. Mr. Capalbo was promoted to senior vice president of Barnett Banks, Inc. in 1995 and continued in that position until 1996.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     No officers or directors of the Company filed any Forms 3, 4 or 5 during the fiscal year 1996. Management of the Company has implemented a Section 16 compliance program in conformity with the recently enacted amendments to Item 402 of Regulation S-K.

     During the fiscal year 1996, Todd E. Siegel elected to receive 160,769 shares of Common Stock in lieu of cash compensation pursuant to his employment agreement. The Company issued to Mr. Siegel 110,769 of these shares on February 13, 1996 and the remaining 50,000 shares on August 2, 1996. In addition, Mr. Siegel has been issued options to acquire 60,000 shares under his employment agreement and long-term incentive agreement. A delinquent filing has been made to reflect these transactions. In addition, during 1994, shares of the Company's Common Stock were transferred from the Siegel Family Limited Partnership to the JADE Family Partnership to facilitate estate tax planning. A delinquent filing has been made to reflect this transfer. No sales or other dispositions of the Company's Common Stock were effected by Todd E. Siegel during fiscal year 1996.

     The Company considers the non-compliance with Section 16(a) of the Exchange Act Reporting Requirements as a deviation from its standard practices, due to the bankruptcy proceedings of its significant subsidiaries during fiscal year 1996. The Company does not expect that it will have significant
Section 16(a) reporting violations in the future. The Company does not believe that any insiders disposed of their shares during the current fiscal year or that any insider trading or profit taking occurred. The non-compliance was limited to the failure to file timely Form 4s for additional acquisitions of shares pursuant to employment arrangements or transfer of shares between entities for estate tax purposes.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal year ended March 31, 1996, and the two preceding fiscal years, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to the Company's chief executive officers. None of the Company's other executive officers had total annual compensation exceeding $100,000 for such periods.

                                                SUMMARY COMPENSATION TABLE
        ---------------------------------------------------------------------------------------------------------------------
                                                                               Long Term Compensation
                                                                          -------------------------------------
                                              Annual Compensation                    Awards            Payouts
                                        --------------------------------  --------------------------- ---------
                                                                Other       Restricted   Securities
             Name and           Year     Salary     Bonus       Annual        Stock      Underlying     LTIP      All Other
             Principal                    ($)        ($)     Compensation    Award(s)   Options/SARs   Payouts   Compensation
             Position                                           ($)(4)         ($)          (#)          ($)         ($)
        ---------------------------------------------------------------------------------------------------------------------
        Todd E. Siegel,         1996   $157,462(2)   -0-       $22,538        -0-         60,000(3)      -0-         -0-
         President and Chief    1995   $129,064      -0-         -0-          -0-         40,000         -0-         -0-
         Executive Officer(1)   1994   $ 95,492      -0-         -0-          -0-          -0-           -0-         -0-
        ---------------------------------------------------------------------------------------------------------------------
        Gerald Couture,         1996   $156,054(5)   -0-       $21,941        -0-        20,000(6)       -0-         -0-
         Chief Financial        1995   $ 90,518      -0-         -0-          -0-         -0-            -0-         -0-
         Officer and Director   1994   $ 44,770      -0-         -0-          -0-         -0-            -0-         -0-
        ---------------------------------------------------------------------------------------------------------------------

-------------

     (1) Mr. Siegel did not have an employment agreement or rights to such compensation prior to September 1, 1994. Effective September 1, 1994, Mr. Siegel entered into an employment agreement with the company. See "Employment Agreements."

     (2) Pursuant to his employment agreement, Mr. Siegel elected to receive 160,769 shares of the Company's common stock , at a price of $0.25 per share, in lieu of cash compensation in the amount of $42,692. The Company issued Mr. Siegel 110,769 of these unregistered shares on February 13, 1996 and the remaining 50,000 shares on August 2, 1996. At the time of Mr. Siegel's election, the closing bid price was $0.44 and the closing ask price was $0.56. The board of directors valued these shares at $0.25 per share because they were not freely tradeable. The fair market value of the 160,769 shares has been included in the 1996 salary figure of $157,462 to reflect the value of the compensation Mr. Siegel elected to receive.

     (3) Consists of 40,000 options repriced in 1996 and 20,000 options granted in 1996. For year ended March 31, 1995, Mr. Siegel was issued options to acquire 40,000 shares of Common Stock at $7.00 per share (fair market value as of grant date) with a ten-year exercise period. In 1996, the Company reduced the exercise price for these options to $1.625. In addition, Mr. Siegel receives options to purchase 20,000 shares of the Company's Common Stock per year pursuant a long-term incentive agreement. The options granted in 1996 have an exercise price of $1.625 per share. See "Employment Agreements." Mr. Siegel is also entitled to SARs based upon certain criteria relating to the market value of the Company. No SARs were issued under this agreement for year ended March 31, 1996.

     (4) Includes automobile expenses, hospitalization and life insurance paid by the Company for the benefit of the named individual. The automobile expenses for Mr. Siegel and Mr. Couture for 1996 were $12,888 and $17,394, respectively, which represented 57% and 80%, respectively, of the total "Other Annual Compensation" received by each.

     (5) Mr. Couture is the former chief financial officer and director of the Company. Mr. Couture received 160,165 unregistered shares of the Company's common stock in lieu of cash compensation. The Company issued Mr. Couture these shares, at a price of $0.25 per share, in lieu of paying him cash in the amount of $40,154. At the time the shares were issued, the closing bid price was $0.44 and the closing ask price was $0.56. The board of directors valued these shares at $0.25 per share because they were not freely tradeable. This value is included in Mr. Couture's salary figure of $156,054 to reflect the fair market value of the compensation received by Mr. Couture.

     (6) In the year ended March 31, 1996, Mr. Couture was issued options to acquire 20,000 shares of Common Stock at $1.625, with a ten year exercise period.

EMPLOYMENT AGREEMENTS

     Effective September 1, 1994, the Company entered into an Employment Agreement with Mr. Siegel (the "Employment Agreement"). The Employment Agreement is for a five year term. Mr. Siegel's base salary for the period September 1, 1994 through August 31, 1995, is $150,000, and increases 6% per year to approximately $189,000 for the fifth year of his agreement ending August 31, 1999. The Employment Agreement also provides for bonuses, expense reimbursement, and other performance-based incentive compensation arrangements.

        The Employment Agreement provides Mr. Siegel the right to receive compensation in the form of common stock of the Company in lieu of cash. For fiscal year end March 31, 1996, Mr. Siegel elected to receive 160,769 unregistered shares of the Company's common stock pursuant to this provision. The Company issued 110,769 of these shares on February 13, 1996 and the remaining 50,000 shares on August 2, 1996. The value of these shares has been included in Mr. Siegel's salary in the Summary Compensation Table.

     In connection with the execution of the Employment Agreement, Mr. Siegel was granted the right to acquire 40,000 shares of the Company's Common Stock at an exercise price of $7.00 per share which was the fair market value of such shares as of the date of grant. In 1996, this exercise price was reset to $1.625. The options are "non-qualified" and have an exercise period of ten years.

     The Employment Agreement provides for severance payments equal to a lump sum payment of 299% of his then current base salary in the event of (i) a change of control and a subsequent termination without cause of Mr. Siegel or
(ii) a material reduction in his compensation. The Employment Agreement contains a restrictive covenant not to compete, solicit or disclose confidential information during the term of such agreements.

     The Company and Mr. Siegel have entered into an Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement (the "Long-Term Incentive Agreement") to provide for the long-term incentive of Mr. Siegel and the alignment of his interest with those of the Company's shareholders. The Long-Term Incentive Agreement grants Mr. Siegel a stock appreciation right ("SAR") equal to 3.25% of the incremental increase in the value of the Company between successive fiscal years. Originally, value was defined to mean the difference between the total market capitalization of the Company between successive fiscal year ends. Now that the Common Stock has been delisted from NASDAQ, value will be determined by the average of the high bid and ask price for the Common Stock as quoted on the NASD OTC bulletin board. The total market capitalization means the total number of shares of Common Stock outstanding multiplied by the closing price of the Common Stock traded on the NASDAQ (or other exchange).

     Mr. Siegel has the option of receiving his rights to such SARs in the form of cash or the Company's Common Stock equal to the cash value. The shares of Common Stock issued to Mr. Siegel shall be valued at one-half of the fair market value of the Company's Common Stock as of the March 31 in the year for which the SARs are granted (the "Valuation Date"). In the event of a change of control or sale of the Company's business, Mr. Siegel's rights under his SARs are accelerated and immediately vested.

     Pursuant to the Long-Term Incentive Agreement, the Company granted Mr. Siegel the right to acquire up to 20,000 shares of its Common Stock on an annual basis at a purchase price equal to the fair market value of such shares as of the end of each fiscal year during the term of this agreement. Such options are non-qualified and have a ten year term. The options granted in 1996 had an exercise price of $1.625 per share.

EMPLOYEE STOCK PURCHASE PLAN

     In 1995, the Company instituted an employee stock purchase plan. Due to changes in its financial condition, the Company filed a Form S-8 on March 21, 1996 and restated the employee stock purchase plan (the "New Plan"). Under the New Plan, employees who agreed to salary reductions and certain consultants and advisors are eligible to participate. The New Plan entitles employees to purchase the Company's Common Stock for $0.25 per share and allows consultants and advisors to purchase such stock for $0.50 per share.

STOCK OPTIONS

     The following table contains information concerning grants of stock options to Messrs. Siegel and Couture for the fiscal year ended March 31, 1996.

                   STOCK OPTION GRANTS IN LAST FISCAL YEAR

       ----------------------------------------------------------------------------------------------
                                                      Individual Grants
       ----------------------------------------------------------------------------------------------
                                                      Percent of Total      Exercise or
                           Number of Securities      Options Granted to      Base Price
                            Underlying Options       Employees in Fiscal     per Share     Expiration
              Name          Granted in 1996 (1)           Year 1996             (5)           Date
       ----------------------------------------------------------------------------------------------
                                 20,000(2)                  20.9%              $1.625       2006(7)
       Todd E. Siegel            40,000(3)                  40.0%              $1.625       2005(6)
       ----------------------------------------------------------------------------------------------
       Gerald Couture            20,000(4)                  20.0%              $1.625       2006(7)
       ----------------------------------------------------------------------------------------------

     (1)  See "Employment Agreements."

     (2) Pursuant to a long-term incentive agreement with Mr. Siegel, in 1996, the Company granted him options to acquire 20,000 shares of the Company's Common Stock. The options granted in 1996 have an exercise price of $1.625 and have an exercise period of ten years.

     (3) These shares represent the 40,000 shares underlying the options that the Company granted to Mr. Siegel in 1995. The Company reset the exercise price of such options from $7.00 to $1.625 in 1996.

     (4) In 1996, the Company granted Mr. Couture options to purchase 20,000 shares of the Company's Common Stock. The options have an exercise price of $1.625 and are exercisable for a period of ten years.

     (5) Options granted are exercisable for a period of ten years. Currently, the exercised price of such shares is $1.625. The exercise price of such options may be reduced by a resolution of the board of directors.

     (6) Refers to fiscal year of expiration. Actual expiration date is August 31, 2004.

     (7)  Refers to actual and fiscal year of expiration.

OPTION HOLDINGS

     The named executive officers did not exercise any options during the fiscal year ended March 31, 1996. The following table sets forth information with respect to unexercised options held as of the end of the fiscal year.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUES

            --------------------------------------------------------------------------------------------------------------
                                                               Number of Securities               Value of Unexercised
                                                              Underlying Unexercised          in-the-Money Options/SARS at
                                Shares                    Options/SARS at Fiscal Year-End           Fiscal Year-End
                              Acquired on     Value                     (#)                               ($)
                  Name        Exercise(#)  Realized($)       Exercisable/Unexercisable         Exercisable/Unexercisable
            --------------------------------------------------------------------------------------------------------------
            Todd E. Siegel        -0-          -0-                  60,000(1)                           -0-(2)
            --------------------------------------------------------------------------------------------------------------
            Gerald Couture        -0-          -0-                  20,000                              -0-(3)
            --------------------------------------------------------------------------------------------------------------

     (1) Represents stock options issued in 1996 and 1995. See "Employment Agreements." All such options are exercisable.

     (2) Value is based on the bid price of a share of the Company's Common Stock as of March 29, 1996 ($0.31), the last trading day of the fiscal year, minus the exercise price ($1.625) multiplied by 60,000, which yields a negative figure.

     (3) Value is based on the bid price of a share of the Company's Common Stock as of March 29, 1996 ($0.31), the last trading day of the fiscal year, minus the exercise price ($1.625) multiplied by 20,000, which yields a negative figure.


DIRECTOR COMPENSATION

     Prior to 1994, the company did not pay the directors any fees for serving as directors. Directors were reimbursed out-of-pocket costs for attending board meetings. Commencing at the 1994 Annual Meeting, directors, who are not otherwise employees of the Company, are paid a $750 fee for attending meetings. The fee is $350 if a meeting is held telephonically. In addition, as of 1994, directors are issued options to acquire 2,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such shares at the date of issuance for each year that an individual serves as a director. Directors' options are issued as of the date of each annual meeting of directors. Directors must serve until the next annual meeting of shareholders to vest their options issued in the prior year. Directors are also issued options to acquire 1,000 shares of Common Stock for serving on a committee and options to acquire an additional 1,000 shares of Common Stock if they are the chairperson of a committee. The options shall expire 10 years from their issuance date.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table enumerates, as of October 25, 1996, the name, address, and ownership, both by numerical holding and percentage of interest of each beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock or Preferred Stock, the directors and executive officers of the Company, individually, and outstanding as a group. As of October 25, 1996, approximately 5,903,788 shares were issued and outstanding.

                                                          Amount and
                                                          Nature of
         Name and Address of             Title of         Beneficial          Common Stock     Percentage of
          Beneficial Owner                 Class          Ownership            Percentage    Voting Shares (5)
------------------------------------   --------------   --------------        ------------   -----------------
Todd E. Siegel, individually and          Common            636,082 (3)          10.8%             72.1%
 through the Siegel Family Limited        Preferred       6,500,000
 Partnership(1)(2)
 10043 Windtree Blvd.
 Seminole, FL 34642

David Kazarian(4)                         Common             31,000               0.5%              0.2%
 1340 Gulf Blvd.
 Clearwater, FL 34630

Michael Conroy(6)                         Common            100,000               1.7%              0.5%
 100 N. Tampa St., Suite 2150
 Tampa, FL 33602

John Stanton                              Common            100,000               1.7%              0.5%

Robert A. Capalbo(7)                      Common             25,000               0.4%              0.1%

Ronald Rhodes(8)                          Common             20,808               0.4%              0.1%

All Officers and Directors                Common            912,890              15.5%             73.5%
 as a Group (4 persons)                   Preferred       6,500,000


(1) Todd E. Siegel is the trustee of the Siegel Family QTIP Trust, established pursuant to the Siegel Family Revocable Trust (the "Trust"), during his lifetime and accordingly controls the shares owned of record by the Trust. The Trust is the managing partner of the JADE Family Partnership (the "Partnership") and accordingly controls the Partnership. Currently, Todd Siegel owns 185,769 shares of Common Stock individually. The Partnership owns 390,313 shares of Common Stock.

(2) The Partnership is the owner of record of 6,500,000 Shares of the Company's Voting Preferred Stock (100% of the outstanding Preferred Stock). Each share of Voting Preferred Stock has the power to cast two votes per share on any matter on which the Common Stock is entitled to vote.

(3) Includes options to acquire 60,000 shares of Common Stock at $1.625 per share granted in connection with his employment arrangements. This figure also includes the 160,769 unregistered shares of common stock Mr. Siegel received in lieu of salary. See "Executive Compensation - Employment Agreements."

(4) Includes options to acquire 6,000 shares at $1.625 and includes 25,000 shares of Common Stock held by his wife for which Mr. Kazarian disclaims beneficial ownership.

(5) Includes 6,500,000 shares of Preferred Stock held of record by the Partnership, of which Todd E. Siegel may be deemed to be the beneficial owner.

(6) Since 1996, Mr. Conroy has been the Company's Chief Financial Officer and Vice President. Mr. Conroy was selected to be Chief Financial Officer and Vice President by the board of directors in August 1996. Currently, Mr. Conroy does not have an employment agreement with the Company.

(7) Represents options to acquire 25,000 shares of the Company's Common Stock. Upon becoming Vice President of Finance in July 1996, Mr. Capalbo received options to acquire 25,000 shares. The options are currently exercisable at an exercise price of $1.00 per share. The exercise period of the options is ten years. Mr. Capalbo was also granted the option to acquire an additional 25,000 shares, which becomes exercisable in July 1997.

(8) Represents shares received by Mr. Rhodes, at a price of $0.25 per share, in lieu of salary.

     Other than as set forth above, the Company is not aware of any other shareholders who beneficially own, individually or as a group, 5% or more of the outstanding shares of Common Stock.

     Effective June 15, 1996, the Company entered into a severance agreement (the "Severance Agreement") with Mr. Couture, its former director and chief financial officer. The Severance Agreement superseded Mr. Couture's employment agreement, dated September 1, 1994.

     As part of the Severance Agreement, the Company acknowledged that it owed Mr. Couture past due compensation in the amount of $32,789 that it had been unable to pay. Pursuant to the Severance Agreement, the parties agreed that the Company would deliver to Mr. Couture furniture valued at $4,886 in partial settlement of the past-due compensation. Additionally, the Company paid Mr. Couture $14,883 and applied $13,000 against amounts Mr. Couture owed to the Company to fully satisfy the past due compensation obligation. See "Certain Relationships and Related Transactions."


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The JADE Family Partnership ("Partnership") is currently the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the "Trust"), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. Mr. Siegel is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

     The Voting Preferred Stock has two votes per share on all matters submitted to a vote of other holders of Common Stock. In addition to preferential voting rights, the Voting Preferred Stock is entitled to receive upon dissolution or liquidation of the Company, the first $10,000 of proceeds distributed to stockholders of the Company upon such events. Thereafter, the Voting Preferred Stock is entitled to no additional amounts upon dissolution or liquidation of the Company. The Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock is not subject to further calls or assessments by the Company.

     The Voting Preferred Stock was issued to assure complete and unfettered control of the Company. The issuance of the Voting Preferred Stock constitutes an anti-takeover device since the approval of any merger or acquisition of the Company will be completely dependent upon the approval of the Trust.

     Harold B. Siegel was the inventor of the patents and other proprietary rights for the equipment and processes that the Company uses and sells. The Trust is the assignee of all such proprietary and patent rights used in the Company's business. In October 1986, the Company was granted rights to an exclusive perpetual license from the Trust to utilize the know-how and patent rights assigned to the Trust by Harold B. Siegel in the manufacture and sale of the Company's medication dispensing systems.

    The license granted to the Company by the Trust may only be terminated by the Trust in the event the Company: (i) ceases to utilize the know-how created by the Trust; (ii) defaults in making any royalty payment and fails to remedy such default within 40 days after written notice by the Trust; or (iii) becomes insolvent, makes any assignment for the benefit of creditors, is adjudged bankrupt, or if a receiver or trustee of the Company's property is appointed. Under such circumstances, the license will automatically terminate. In addition, the Trust has granted the Company the right to sublicense the rights granted under the license agreement between the Company and the Trust.

     The Trust was originally entitled to receive a royalty of 2% of the gross revenues realized from the sale of the Company's products. The license agreement further provided that the Trust would waive any royalty fees owed by the Company in the event the Company did not generate a pretax profit in any fiscal year.

     In September 1990, the Company, the Trust and Harold B. Siegel entered into an agreement whereby the Company issued the Trust 1,500,000 shares of Common Stock and the Trust and Harold B. Siegel agreed to reduce future royalties due under the license agreement from 2% to 1%. For fiscal year 1996, the Company owed the Trust royalties in the amount of $62,608. The Company paid the Trust $30,000 in fiscal year 1996 and paid the remaining $32,608 in December 1996.

     Todd E. Siegel is a guarantor of the Company's outstanding restructured credit facility with SouthTrust Bank. On September 4, 1996, the Bankruptcy Court confirmed the Company's restructured indebtedness to the Bank in the amount of approximately $28.0 million. The 28.0 million has been separated into two notes, Plan Note I and Plan Note II, and is scheduled to be repaid as follows:

     Plan Note I, in the stated principal amount of approximately $27.0 million, provides for a portion of the principal amount, $15.0 million, to be due and payable as follows:

     a) Interest at the rate of 7.5% for a period of two years ending September 1, 1998.

     b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

     Plan Note I further provides that the net sales proceeds from the sale of one of the MTS debtors, Vangard, will be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount are required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provides that the full stated principal amount shall be due and payable upon the occurrence of specified major events of default.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the plans of reorganization of the MTS debtors. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

     Mr. Siegel agreed to unconditionally guarantee the full and timely payment of the above payment schedule. Should the Company default on any of the above payments, Mr. Siegel agreed to immediately cure such default on demand of the Bank. If Mr. Siegel fails to cure the default, the Bank may proceed directly against Mr. Siegel for payment in a court of competent jurisdiction. In addition, Todd E. Siegel, as trustee of the Siegel Family
QTIP Trust, which is managing general partner of the JADE partnership, has pledged 100,000 shares of the Company's Common Stock held by the JADE Partnership to SouthTrust Bank to secure repayment of the Partnership's obligations in the amount of $300,000.

     As of March 31, 1996, Mr. Siegel had outstanding indebtedness to the Company of approximately $12,000. This debt represents advances made by the Company to Mr. Siegel for travel related expenses. In January 1997, Mr. Siegel signed a promissory note payable to the Company agreeing to cure his $12,000 indebtedness plus 8% interest per annum on January 31, 1998.

     The Company has entered into indemnification agreements with each of its directors (including Todd E. Siegel). Such indemnification agreements authorize indemnification of such directors or officers to the full extent authorized or permitted by law.

     On February 29, 1996, the Company retained the services of CFO Financial Services, Inc. This entity and its representatives have substantial experience in assisting entities such as the Company in restructuring and work out arrangements. Mr. Conroy is affiliated with CFO Financial Services, Inc. The Company pays CFO Financial Services, Inc. $8,500 a month for Mr. Conroy's services.

     In the same time frame, the Company also retained Octofoil, Inc., an entity affiliated with Mr. Stanton. The Company pays Octofoil, Inc. $7,500 a month for Mr. Stanton's services.

     Mr. Conroy and Mr. Stanton assisted the Company in the negotiation of a restructured loan agreement with its principal lenders, a restructured purchase agreement relating to the acquisition of Tampa Pathology Laboratory, preparation of the plans of reorganization and disclosure statements for consideration by the bankruptcy court. In addition, Mr. Conroy has provided ongoing services in supervising and reorganizing the Company's accounting staff, as well as implementing financial reporting systems. He has devoted substantially his full time efforts to the Company. Mr. Stanton and Mr. Conroy were each issued 100,000 shares under the Company's employees' stock purchase program for their services.

     Mr. Stanton has provided significant time and effort in assisting the Company in strategic planning and ongoing relationship matters with the Company's principal lenders.

     The Company paid $16,750 to Couture and Company, a consulting firm which is owned by Mr. Gerald R. Couture. The amount was paid to Couture and Company for services provided to the Company in connection with the refinancing of the Company's debt with its principal bank. At the time, Mr. Couture was the Chief Financial Officer and a Director of the Company.

     Effective June 15, 1996, the Company entered into a severance agreement (the "Severance Agreement") with Mr. Couture, its former director and chief financial officer. The Severance Agreement superseded Mr. Couture's employment agreement, dated September 1, 1994.

     Pursuant to the terms of the Severance Agreement, the Company agreed to employ Mr. Couture as Executive Vice President through June 15, 1996. The parties agreed that, in that capacity, Mr. Couture would perform assigned executive management, accounting, and administrative tasks as directed by the Chief Executive Officer of the Company. During this period, Mr. Couture agreed to a monthly salary at an annualized rate of $148,400.

     From June 16, 1996 through June 15, 1997 (the "Consulting Period"), the Company agreed to employ Mr. Couture as a consultant to the Company. Mr. Couture agreed that during the Consulting Period, he would render services consisting of executive-type and management advisory and administrative services requested by the Company. Mr. Couture agreed to render such services for not less than 85 hours per each consecutive quarterly period. During the Consulting Period, Mr. Couture agreed to a monthly salary of $4,000 plus $150 per hour for any hours in excess of 85 per quarterly period.

     Unless terminated for cause as defined in the Severance Agreement, the Company also agreed to pay Mr. Couture severance compensation in the amount of $450,000, payable in sum certain amounts through June 16, 1998. The Company, in its sole discretion, has the option of paying such severance compensation in Common Stock of the Company.

     As part of the Severance Agreement, the Company acknowledged that it owed Mr. Couture past due compensation in the amount of $32,789 that it had been unable to pay. Pursuant to the Severance Agreement, the parties agreed that the Company would deliver to Mr. Couture furniture valued at $4,886 in partial settlement of the past-due compensation. Additionally, the Company paid Mr. Couture $14,883 and applied $13,000 against amounts Mr. Couture owed to the Company to fully satisfy the past due compensation obligation.

     In addition, under the Severance Agreement, the Company acknowledged that Mr. Couture owned options to purchase 222,500 shares of the Company's Common Stock. The parties agreed that for a period of ten years from the date the option was granted or five years from the date of the Severance Agreement, whichever is longer, the exercise price of the options would be the lowest of:
(i) the purchase price for the option being exercised; (ii) $1.625; or (iii) the price reset by the Company with respect to any other executive of the Company.

     A final provision of the Severance Agreement entitled Mr. Couture to purchase up to $43,500 of Common Stock by payroll deduction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

           (a)1.    Financial Statements - See attached
              2.    Financial Statements - See attached
              3.    Exhibits - See Index attached and Exhibits included, as appropriate
             (b)    The following reports on Form 8-K have been filed during the quarter ended March 31,
                    1996:
              1.    8K - Dated January 3, 1996, relating to filing of Chapter 11.
              2.    8K - Dated March 14, 1996, relating to issuance of stock to Employee Stock Purchase Plan
             (c)    Exhibits required by 601 are attached.
            *1.1    Form of Underwriting Agreement
         *1.1(a)    Form of Agreement between Underwriters
            *1.3    Form of Representative's Warrant
            *1.4    Form of Warrant Agent Agreement
           **2.1    Agreement and Plan of Reorganization between Southwest Resources, Inc. and DRG
                    Consultants, Inc.
           **3.1    Articles of Incorporation and Amendments thereto
         *3.1(a)    Amendment to Articles of Incorporation increasing authorized Common Stock to 25,000,000 from 15,000,000 shares
           **3.2    Bylaws of the Company
            *4.1    Form of Warrant from July 1992 Offering
        **4.1(a)    Form of Initial Offering Warrant from January 1988 Offering
           **4.2    Designation of Rights, Preferences and Limitations of Voting Preferred Stock
          **10.1    Business Lease between Leslie A. Rubin, Limited, as Lessor and the Company as Lessee
                    dated March 1987
          **10.2    Agreement between Ascot Pharmaceuticals, Inc., Travenol Laboratories, Inc. and DRG
                    Consultants, Inc. (expired)
          **10.3    Sales Representation Agreement between DRG Consultants, Inc. and Euclid Medical Systems,
                    Inc. (expired)
          **10.4    Line of Credit Agreement (paid)
          **10.5    Equipment Loan Agreement (paid)
          **10.6    Siegel Family Revocable Trust Agreement
      (8)10.6(a)    Amendment and Restated Siegel Family Revocable Trust Agreement
      (8)10.6(b)    Siegel Family Limited Partnership Agreement
       **10.7(a)    Agreements and Assignments of Patent Rights between Harold B. Siegel and the Siegel
                    Family Revocable Trust
       **10.7(b)    License Agreement between the Company and the Siegel Family Revocable Trust
       **10.7(c)    Assignment of Trade Names, Licenses, and Accounts Receivable from DRG Consultants, Inc.
                    to the Company
          **10.8    [RESERVED]
          **10.9    Promissory Note to Lawrence E. Steinberg dated April 27, 1987, in the amount of $50,000
                    (paid)
         **10.10    [RESERVED]
         **10.11    Promissory Note to Overseas Group dated May 8, 1987, in the amount of $75,000 (paid)

         **10.12    Agreement for Sale of Stock between Lawrence E. Steinberg and the Company dated
                    April 27, 1987
         **10.13    Warrant Agreement between Lawrence E. Steinberg and the Company dated April 27, 1987
         **10.14    Warrant Agreement between Overseas Group and the Company dated May 8, 1987
         **10.15    Modification of Promissory Note and Warrant Agreement between Overseas Group and the
                    Company dated December 19, 1987 (paid)
         **10.16    Modification of Promissory Note and Warrant Agreement between Lawrence E. Steinberg and the Company dated December 18, 1987 (paid)
         **10.17    Option Agreement between the Siegel Family Revocable Trust and Lawrence E. Steinberg
                    dated December 18, 1987
         **10.18    Promissory Note dated November 30, 1987 in the amount of $31,850.00 (paid)
         **10.19    Promissory Note dated November 30, 1987 in the amount of $50,000.00 (paid)
         **10.20    Convertible Subordinate Notes issued to unaffiliated investors (paid)
         **10.21    Letter Agreement between Gerald L. Couture and the Company (expired)
         **10.22    $450,000 Commitment Letter from Florida National Bank (paid)
         **10.23    Agreements with Vendor Funding for Sale/Leaseback of Equipment (paid)
         **10.24    First Florida Bank $450,000 Revolving Line and $150,000 Equipment Line, Loan Commitment
                    (paid)
        ***10.25    Pilot Project and Option Agreement between Sandoz and the Company
       ****10.26    Documents relating to the acquisition of the business of Ohio Label & Packaging Inc.
                    dated November 3, 1989
      *****10.27    Loan Agreement and other related documents between the Company and Southeast Bank, N.A.
                    for $3,195,000 credit facility dated March 26, 1990 (paid)
          *10.28    Loan Agreement and other related documents related to First Florida Bank, N.A. borrowing dated November 7, 1990 (paid)
          *10.30    Agreement among Company, Trust and Harold B. Siegel regarding modification to royalty arrangements and issuance of Common Stock and retirement of preferred stock dated
                    September 2, 1990
        (1)10.31    Acquisition and financing documents relating to Clearwater Medical Services, Inc.
        (2)10.32    Acquisition and financial documents relating to Clearwater Diagnostic Center, Inc.
        (3)10.33    Stock Purchase Agreement for Vangard Labs, Inc.
        (4)10.34    Amendment No. 4 to Amended and Restated Loan Agreement with First Florida Bank, N.A.
                    relating to the acquisition of Vangard Labs, Inc. (paid)
        (5)10.35    Warrant Agreement between Ladenburg Thalman & Co. and the Company
        (6)10.36    Loan and Security Agreement dated December 1, 1992 with Daiwa Bank, Limited
        (7)10.37    Amended and Restated Loan and Security Agreement dated September 28, 1993 with
                    SouthTrust Bank of Alabama
        (8)10.38    First Amendment to Amended and Restated Loan and Security Agreement dated April 25, 1994 with SouthTrust Bank of Alabama
        (8)10.39    Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at 12920 and 12900 Automobile Boulevard, Clearwater, Florida
        (8)10.40    Lease dated August 1, 1993 between Vangard Labs, Inc. and E.P. Vann and Daryl B. Vann for Glasgow Kentucky facilities
        (8)10.41    Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology
                    Systems, Inc. for property located at 21540 Drake Road, Strongville, Ohio
        (8)10.42    Form of 1994 Stock Option Plan
        (8)10.43    Form of Employment Agreement for Todd Siegel and Gerald Couture
        (8)10.44    Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement

        (8)10.45    Form of Director's Stock Option Agreement
        (8)10.46    Form of Directors' Consulting Agreement
        (8)10.47    Form of Director/Officer Indemnification Agreement
        (8)10.48    Joint Venture Agreement between MedVantage, Inc. and the Company dated January 5, 1995
        (8)10.49    Third Amendment to Amended and Restated Loan and Security Agreement effective March 28,
                    1995
          (9)11.    Computation of Earnings Per Share
          (9)22.    List of Subsidiaries
          (9)23.    Form of Executive Director's Agreement for Gerald Couture
         (10)27.    Financial Data Schedule
*                   Incorporated herein by reference to same Exhibit(s), respectively, Registration
                    Statement No. 33-40678 filed with the Commission on May 17, 1991
**                  Incorporated herein by reference to same Exhibit(s), respectively, Registration
                    Statement (SEC File No. 33-17852)
***                 Incorporated herein by reference to Form 8-K filed on November 18, 1988
****                Incorporated herein by reference to Form 8-K filed on November 16, 1989
*****               Incorporated herein by reference to Form 10-K for fiscal year end March 31, 1990
(1)                 Incorporated herein by reference to Form 8-K for event dated November 8, 1991
(2)                 Incorporated herein by reference to Form 8-K for event dated November 14, 1991
(3)                 Incorporated herein by reference to Form 8-K for event dated May 27, 1991
(4)                 Incorporated herein by reference to Form 10-K for year ended March 31, 1992
(5)                 Incorporated herein by reference to Form S-3 filed April 16, 1993
(6)                 Incorporated herein by reference to Form 10-K for year ended March 31, 1993
(7)                 Incorporated herein by reference to Post Effective Amendment No. 1 to Form S-1 (File No.
                    33-40678) dated October 14, 1993
(8)                 Incorporated herein by reference to Form 10-K for year ended March 31, 1995
(9)                 Previously filed
(10)                Filed herewith

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

We previously issued a report dated June 20, 1996. These financial statements include additional dislosures found in Notes 1, 2, 3, 4, 18, 19, and 20, which the Company believes more fully describe activities in which they were involved. Certain reclassifications have been made in the Company's Statement of Operations.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
June 20, 1996, except for Notes 1, 2, 3, 4, 18, 19 and 20
as to which the date is January 28, 1997

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1996, 1995 AND 1994
                                 (In Thousands)

                                                    ASSETS


                                                                    1996           1995           1994
                                                                  ---------      --------       --------
Current Assets:
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     965      $    613       $    473
 Accounts Receivable, Net . . . . . . . . . . . . . . . . . . .       3,260         3,575          2,676
 Income Taxes Receivable  . . . . . . . . . . . . . . . . . . .         880           808            -0-

 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .       2,445         4,252          2,710
 Prepaids and Other . . . . . . . . . . . . . . . . . . . . . .         264           164            102
                                                                  ---------      --------       --------
 Total Current Assets . . . . . . . . . . . . . . . . . . . . .       7,814         9,412          5,961

 Property and Equipment, Net  . . . . . . . . . . . . . . . . .       4,917        13,876         11,645

Other Assets:
 Software Development Costs, Net  . . . . . . . . . . . . . . .         -0-         1,306          1,253
 Goodwill, Net  . . . . . . . . . . . . . . . . . . . . . . . .         971         2,613          2,640
 Product Development, Net . . . . . . . . . . . . . . . . . . .         -0-           -0-          1,517
 MedServ Development and Related Software, Net  . . . . . . . .         170         3,012          1,043
 Development Costs of Joint Ventures  . . . . . . . . . . . . .         -0-           463            -0-
 Patents, Net . . . . . . . . . . . . . . . . . . . . . . . . .         565           760            352
 Net Assets of Discontinued Operations  . . . . . . . . . . . .         -0-        11,745          8,425
 Other, Net . . . . . . . . . . . . . . . . . . . . . . . . . .         232         1,056            182
                                                                  ---------      --------       --------
 Total Other Assets . . . . . . . . . . . . . . . . . . . . . .       1,938        20,955         15,412
                                                                  ---------      --------       --------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .   $  14,669      $ 44,243       $ 33,018
                                                                  =========      ========       ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current Maturities of Long-Term Debt . . . . . . . . . . . . .   $     168      $  1,165       $    979
 Accounts Payable-Trade and Accrued Liabilities . . . . . . . .       2,240         2,837          2,076
 Income Taxes Payable . . . . . . . . . . . . . . . . . . . . .         -0-           -0-          1,211
                                                                  ---------      --------       --------
 Total Current Liabilities  . . . . . . . . . . . . . . . . . .       2,408         4,002          4,266

Liabilities Subject to Compromise . . . . . . . . . . . . . . .      30,457           -0-            -0-

Long-Term Debt, Less Current Maturities . . . . . . . . . . . .         350        23,224         10,588
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . .         -0-         1,377          1,311
                                                                  ---------      --------       --------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .      33,215        28,603         16,165
                                                                  ---------      --------       --------
Stockholders' Equity (Deficit):

 Voting Preferred Stock . . . . . . . . . . . . . . . . . . . .           1             1              1
 Common Stock . . . . . . . . . . . . . . . . . . . . . . . . .          55            40             40
 Capital In Excess of Par Value . . . . . . . . . . . . . . . .       8,320         7,941          7,898
 Retained Earnings (Deficit)  . . . . . . . . . . . . . . . . .     (26,591)        7,989          9,245
 Less: Treasury Stock . . . . . . . . . . . . . . . . . . . . .        (331)         (331)          (331)
 Total Stockholders' Equity (Deficit) . . . . . . . . . . . . .     (18,546)       15,640         16,853
                                                                  ---------      --------       --------
Total Liabilities and Stockholders' Equity  . . . . . . . . . .   $  14,669      $ 44,243       $ 33,018
                                                                  =========      ========       ========


a) Liabilities Subject to Compromise consist of the following:
 Secured Debt . . . . . . . . . . . . . . . . . . . . . . . . .   $  28,158
 Trade and Other Miscellaneous Claims . . . . . . . . . . . . .   $   2,299
                                                                  ---------
                                                                  $  30,457
                                                                  =========

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
               (In Thousands; except Earnings Per Share Amounts)

                                                                         1996         1995         1994
                                                                       ---------    --------     --------
Revenue:
 Net Sales and Services . . . . . . . . . . . . . . . . . . . . . . .  $  17,052    $ 14,830     $ 12,301

Costs and Expenses:
 Cost of Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,665       7,756        5,548

 Selling, General and Administrative  . . . . . . . . . . . . . . . .      8,549       2,429        2,577
 Loss on Early Retirement of Fixed Assets . . . . . . . . . . . . . .      8,329         -0-          -0-
 Product Development and Software Costs . . . . . . . . . . . . . . .        -0-       4,271          -0-
 Loss on Inventory Revaluation  . . . . . . . . . . . . . . . . . . .      1,510         -0-          -0-
 Depreciation and Amortization  . . . . . . . . . . . . . . . . . . .      2,682       1,060          818
 Interest, Net (Contractual Interest $2,348)  . . . . . . . . . . . .      1,739       1,430          424
                                                                       ---------    --------     --------
     Total Costs and Expenses   . . . . . . . . . . . . . . . . . . .     33,474      16,946        9,367
                                                                       ---------    --------     --------


Reorganization items:
     Product Development and Software Costs   . . . . . . . . . . . .      4,605         -0-          -0-
     Goodwill Write-down  . . . . . . . . . . . . . . . . . . . . . .      2,937         -0-          -0-
     Terminated Joint Venture   . . . . . . . . . . . . . . . . . . .        550         -0-          -0-
     Professional Fees  . . . . . . . . . . . . . . . . . . . . . . .        103         -0-          -0-
                                                                           8,195         -0-          -0-
                                                                       ---------    --------     --------
Income (Loss) from Continuing Operations Before
 Income Taxes, Discontinued Operations and
 Cumulative Effect of Accounting Change . . . . . . . . . . . . . . .    (24,617)     (2,116)       2,934


Income Tax (Benefit) Expense  . . . . . . . . . . . . . . . . . . . .     (1,900)       (844)       1,078
                                                                       ---------    --------     --------
Income (Loss) from Continuing Operations Before
 Discontinued Operations and Cumulative Effect
 of Accounting Change . . . . . . . . . . . . . . . . . . . . . . . .    (22,717)     (1,272)       1,856
 Income (Loss) from Discontinued Operations,
  Net of Income Tax Benefit ($554)  . . . . . . . . . . . . . . . . .     (6,634)         16          762
 Estimated (Loss) on Disposal of Discontinued Operations  . . . . . .     (5,229)        -0-          -0-
                                                                       ---------    --------     --------

Income (Loss) Before Cumulative Effect of Accounting Change . . . . .    (34,580)     (1,256)       2,618

 Cumulative Effect of Accounting Change for
  Adoption of FASB No. 109 on Income Taxes  . . . . . . . . . . . . .        -0-         -0-          543
                                                                       ---------    --------     --------

     Net Income (Loss)  . . . . . . . . . . . . . . . . . . . . . . .  $ (34,580)   $ (1,256)    $  3,161
                                                                       =========    ========     ========

Primary Net Earnings (Loss) per Common Share:
 Income (Loss) from Continuing Operations . . . . . . . . . . . . . .  $   (5.60)   $   (.32)    $    .48
 Income (Loss) from Discontinued Operations . . . . . . . . . . . . .      (2.92)        .00          .20
 Cumulative Effect of FASB No. 109 Accounting Change  . . . . . . . .        .00         .00          .14

 Net Income (Loss) Per Common Share . . . . . . . . . . . . . . . . .  $   (8.52)   $   (.32)    $    .82
                                                                       =========    ========     ========

 Weighted average Common Shares outstanding, Primary  . . . . . . . .      4,059       3,974        3,879
                                                                       =========    ========     ========

 Assuming Fully Diluted Net Earnings (Loss) per Common Share:
     Income (Loss) from Continuing Operations   . . . . . . . . . . .  $   (5.60)   $   (.32)    $   $.43
     Income (Loss) from Discontinued Operations   . . . . . . . . . .      (2.92)        .00          .17
     Cumulative Effect of FASB No. #109 Accounting Change   . . . . .        .00         .00          .12

     Net Income (Loss) Per Common Share   . . . . . . . . . . . . . .  $   (8.52)   $   (.32)    $    .72
                                                                       =========    ========     ========
      Weighted average Common Shares outstanding,
           Assuming Fully Diluted . . . . . . . . . . . . . . . . . .      4,059       3,974        4,595
                                                                       =========    ========     ========


The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                       (in Thousands Except Share Data)

                                                               COMMON STOCK
                             --------------------------------------------------------------------------------
                                                          Capital in
                                 Number        $.01       Excess of    Retained      Treasury
                               of Shares     Par Value    Par Value    Earnings       Stock          Total
                             ------------  -----------  -----------  -----------  ------------- -------------
Balance, March 31, 1993 . .     3,896,519  $        39  $     7,862  $     6,084  $        (331)$      13,654
Exercise of Common Stock
 Warrants . . . . . . . . .       111,813            1           36                                        37
Net Income for Year
 Ended March 31, 1994 . . .                                                3,161                        3,161
                             ------------  -----------  -----------  -----------  ------------- -------------
Balance, March 31, 1994 . .     4,008,332           40        7,898        9,245           (331)       16,852
Stock Issued  . . . . . . .        18,500                        43                                        43
Net Loss For Year Ended
 March 31, 1995                                                           (1,256)                      (1,256)
                             ------------  -----------  -----------  -----------  ------------- -------------
Balance, March 31, 1995 . .     4,026,832           40        7,941        7,989           (331)       15,639
Stock Issued  . . . . . . .     1,458,503           15          379                                       394
Net Loss for Year Ended
 March 31, 1996 . . . . . .                                              (34,580)                     (34,580)
                             ------------  -----------  -----------  -----------  ------------- -------------
Balance, March 31, 1996 . .     5,485,335  $        55  $     8,320  $   (26,591) $        (331)$     (18,547)
                             ============  ===========  ===========  ===========  ============= =============

                                                          VOTING PREFERRED STOCK
                             --------------------------------------------------------------------------------
                                 Number       $.0001
                               of Shares     Par Value
                             ------------  -----------
Balance, March 31, 1994         6,500,000  $         1                                          $           1
                             ------------  -----------                                          -------------
Balance, March 31, 1995         6,500,000  $         1                                          $           1
                             ------------  -----------                                          -------------
Balance, March 31, 1996         6,500,000  $         1                                          $           1
                             ------------  -----------                                          -------------
Total Stockholders' Equity
 (Deficit), March 31, 1996                                                                      $     (18,546)
                                                                                                =============

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (In Thousands)

                                                                                   1996     1995      1994
                                                                                 --------  -------  ---------
OPERATING ACTIVITIES
 Income (Loss) from Continuing Operations . . . . . . . . . . . . . . . . . . .  $(22,717) $(1,272) $   2,399
                                                                                 --------  -------  ---------
 Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided (Used) by Operating Activities:
  Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . . . .     2,682    1,060        818
  Product Development and Software Cost . . . . . . . . . . . . . . . . . . . .     4,605    4,271        -0-

  Goodwill Write-down . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,937      -0-        -0-
  Loss on Early Retirement of Fixed Assets  . . . . . . . . . . . . . . . . . .     8,329      -0-        -0-
  Loss on Inventory Revaluation . . . . . . . . . . . . . . . . . . . . . . . .     1,510      -0-        -0-
  Write-off of Accounts Receivable and Other Assets . . . . . . . . . . . . . .     1,323      -0-        -0-
  Stock Issued from Stock Compensation Plan . . . . . . . . . . . . . . . . . .       388      -0-        -0-
  (Increase) Decrease in:
   Accounts Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (458)    (899)      (288)
   Income Taxes Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .       (72)    (808)       -0-
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       297   (1,542)      (305)

   Prepaid Expenses and Other Assets  . . . . . . . . . . . . . . . . . . . . .      (100)     (62)       (10)
  Increase (decrease) in:
   Accounts Payable and Other Accrued Liabilities . . . . . . . . . . . . . . .     1,724      761        743
   Income Taxes Payable and Deferred Taxes  . . . . . . . . . . . . . . . . . .    (1,347)  (1,145)      (175)
                                                                                 --------  -------  ---------
 Total Adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,818    1,636        783
                                                                                 --------  -------  ---------
 Net Cash Provided (used) by Continuing Operations  . . . . . . . . . . . . . .      (899)     364      3,182
                                                                                 --------  -------  ---------
 Net Cash used by Discontinued Operations . . . . . . . . . . . . . . . . . . .      (117)  (3,304)    (2,085)
                                                                                 --------  -------  ---------
INVESTING ACTIVITIES
 Expended for Property and Equipment  . . . . . . . . . . . . . . . . . . . . .      (797)  (3,003)    (3,023)
 Expended for Software Development  . . . . . . . . . . . . . . . . . . . . . .       (30)    (201)      (505)
 Expended for Product Development . . . . . . . . . . . . . . . . . . . . . . .      (484)  (4,739)    (1,241)
 Expended for Patents and Other Assets  . . . . . . . . . . . . . . . . . . . .      (109)  (1,127)       -0-
 Expended for Acquisition . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,453)    (682)       -0-
                                                                                 --------  -------  ---------
 Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . . . . .    (2,873)  (9,752)    (4,769)
                                                                                 --------  -------  ---------
FINANCING ACTIVITIES
 Payments on Notes Payable, Long-Term Debt  . . . . . . . . . . . . . . . . . .      (947)  (1,048)   (10,057)

 Net Proceeds from Line of Credit . . . . . . . . . . . . . . . . . . . . . . .     2,162   12,183      4,225
 Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .         5       10         38
 Proceeds from Borrowing on Notes Payable and Long-Term Debt  . . . . . . . . .     3,021    1,687      9,558
                                                                                 --------  -------  ---------
 Net cash Provided by Financing Activities  . . . . . . . . . . . . . . . . . .     4,241   12,832      3,764
                                                                                 --------  -------  ---------
NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352      140         92
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .       613      473        381
                                                                                 --------  -------  ---------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    965  $   613  $     473
                                                                                 ========  =======  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,570  $ 1,409  $     557
                                                                                 ========  =======  =========

The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




NOTE 1 - BACKGROUND INFORMATION

     Medical Technology Systems, Inc., a Delaware corporation, incorporated in March of 1984, provides products and services to pharmacies that dispense prescription pharmaceuticals to nursing homes, hospitals and other health assisted care facilities. The Company's principal businesses consist of the following product lines: (i) the core business of manufacturing and selling proprietary medication dispensing systems which include punchcards for use by pharmacies in dispensing prescription medicines; (ii) the computerized pharmacy information and dispensing systems business which consists of the Performance hospital pharmacy management software and the MedServ(TM) mobile computerized medication dispensing systems for hospitals and nursing homes and (iii) the clinical laboratory service business of supplying diagnostic testing services to the medical profession.

     During the second quarter of 1996, the Company received notice from Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation, that it intended to terminate its relationship with the Company in the Glasgow Pharmaceutical Corporation ("GPC") joint venture which packaged and distributed pharmaceutical products. As a result of this termination, the Company recorded a $4.6 million dollar write-off of its investment in GPC. In addition to the terminated joint venture expense, the Company recorded a related valuation allowance in the amount of approximately $505,000 on inventory carried in its drug packaging subsidiary, which had been acquired for the joint venture. The GPC joint venture was created to provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. As a direct result of the joint venture termination, the Company re-evaluated its position in the medication packaging market. It was determined that the automated packaging equipment associated with the core packaging business should be more fully utilized in order to remain competitive. The early retirement of portions of the existing packaging equipment resulted in a $3.0 million charge.

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

     During the fourth quarter of 1996, the Company filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries ("MTS debtors"). The MTS debtors are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to reorganize pursuant to Chapter 11. As debtors-in-possession, these subsidiaries may engage in transactions within the ordinary course of business without approval of the Bankruptcy Court.

     Because of the events described above, the Company's working capital and borrowing capacity were extremely limited. The Company ultimately decided to suspend most project development activities, incurring substantial write-offs of the suspended project costs.

     Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of the filing date subject to adjustment in the reorganization process. Under Chapter 11,

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




actions to enforce certain claims against the MTS debtors are stayed if the claims arose, or are based on events that occurred, on or before the petition date. The ultimate terms of settlement of these labilities and claims will be determined in accordance with a plan of reorganization which requires the approval of prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities will be part of a plan of reorganization. Claims secured by the debtor's assets ("secured claims") also are stayed, although the creditors of such claims have the right to move the court for relief from the stay.

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

     The Company's continued existence as a going concern is dependent upon the plan of reorganization restoring profitable operations. Management has developed a plan of reorganization that has been approved by the Bankruptcy Court. The plan provides for the following significant matters:

     (a) A reduction in the amount of the existing bank indebtedness, as well as the interest rate on the indebtedness.

     (b) A restructuring of the repayment terms of the bank indebtedness, which provides for interest payments only for a certain period and principal payments over an extended period of time.

     (c) A reduction in the amount payable pursuant to the acquisition of Tampa Pathology Laboratory, as well as modification of the method of calculating the repayment.

     (d) A restructuring of the amounts and repayment terms for the unsecured creditors of the MTS debtors.

     (e)  A restructuring of the management of the Company.

     (f)  The disposal of Vangard Labs, Inc. and GPC.

     In addition to the plan of reorganization management has instituted cost reduction measures, including significant reductions in personnel in each of its subsidiaries.

     Management believes that the implementation of the plan of reorganization, and the effort in cost reduction measures will restore profitability and provide for adequate cash to support its operation during the next fiscal year. However, there can be no assurances that this will occur.

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

     These Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive examination of the Company's business operations. Because of the numerous development projects that the Company had underway, and the limited opportunity that existed for completion of these projects, it was decided by management that, without additional capital, virtually none of the existing development projects could be successfully completed.

     The following restructuring charges were incurred during the fiscal year ended March 31, 1996 (In Thousands):

                Loss on Early Retirement of Fixed Assets           $   8,329
                Loss on Inventory Valuation . . . . . . . . . . .      1,510
                                                                   ---------
                                                                       9,839

                Chapter 11 Reorganization Charges:
                     Product Development and Software Costs   . .      4,605
                     Goodwill Write-down  . . . . . . . . . . . .      2,937
                     Terminated Joint Venture   . . . . . . . . .        550
                     Professional Fees  . . . . . . . . . . . . .        103
                                                                   ---------
                                                                       8,195
                                                                   ---------

                Total From Continuing Operations, including
                     $16,421 of impairment losses . . . . . . . .     18,034
                                                                   ---------

                Loss on Disposal of Discontinued Operations . . .      5,229
                                                                   ---------

                Total Restructuring Charges . . . . . . . . . . .  $  23,263
                                                                   =========


NOTE 3 - DISCONTINUED OPERATIONS

     As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc., whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida on February 22, 1996, will be divested. In addition, the GPC joint venture with Creighton Pharmaceutical Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc., is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities. A pre-tax charge of approximately $5.2 million for a loss on disposal of these discontinued operations was recorded in fiscal year 1996 and is shown in the Statement of Operations as estimated loss on disposal of discontinued operations.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994





     At the time of the Chapter 11 filing, the Company committed itself to a formal plan to dispose of Vangard Labs, Inc. and GPC. In that regard, the Company, in cooperation with its lenders, engaged an independent third party to assist in the sale of all of the assets of the business.

     As part of the plan, the Company anticipates that any proceeds realized from the sale will be used to retire existing bank indebtedness and that the fair value of the assets, less the costs of selling the assets, does not exceed the liabilities associated with those assets and, as a result, the carrying value of the assets has been reduced to zero.

     The Company anticipates that a sale will be consummated within the next fiscal year.

     In addition, the net assets and operating results of the discontinued operations were segregated in the consolidated financial statements for all periods presented.

     A summary of unusual charges which are included in loss from discontinued operations during the current year is as follows:

                                              March 31,
                                                1996
                                           ---------------
                                            (In Thousands)
     Product Development and Software        $     2,320
     Inventory Revaluation                           570
     Other                                           237
                                             -----------
                                             $     3,127
                                             ===========

     At fiscal year end, the investment in net assets of the discontinued operations consisted of:

                                                                     March 31,     March 31,     March 31,
                                                                       1996          1995           1994
                                                                   ------------------------------------------
                                                                                 (In Thousands)
        Current Assets  . . . . . . . . . . . . . . . . . . . . .  $      3,136 $       4,388 $        2,529
        Current Liabilities . . . . . . . . . . . . . . . . . . .         4,387         1,783          1,849
        Non-Current Assets  . . . . . . . . . . . . . . . . . . .         2,032         9,769          7,757
        Non-Current Liabilities . . . . . . . . . . . . . . . . .           781           629             12
                                                                   ------------ ----------------------------
                                                                   $        -0- $      11,745 $        8,425
                                                                   ============ ============= ==============


     Net revenues of discontinued operations were $5,968, $6,045 and $5,942 in fiscal years 1996, 1995 and 1994, respectively.

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

     Vangard Labs, Inc., a wholly owned subsidiary of the Company, and Glasgow Pharmaceutical Corporation, a 50% joint venture with Creighton Pharmaceuticals, Inc., are treated as discontinued operations for all periods presented as set forth in Note 3.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Revenue Recognition

     The Company recognizes revenue as follows: when products are shipped by MTS Packaging Systems, Inc.; when medication dispensing systems are placed into service by Medication Managements Systems, Inc.; when pharmacy management systems are placed into service by Performance Pharmacy Systems, Inc; when services are performed by Medical Technology Laboratories, Inc. The company recognizes revenues from the clinical laboratory services net of estimated contractual adjustments resulting from the unpaid portion of the assigned insurance billings and other third party payers, as services are performed.

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

                                                                                                                    Years
                                                                                                                    -----
Transportation Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Computer Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Furniture and Fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Machinery Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




     Effective April 1, 1995, the Company reduced the estimated useful lives of its property and equipment to reflect technological changes. The effect of this change was to increase the net loss for 1996 by $589,000 ($.15 per share).

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

Earnings (Loss) Per Share

     Primary earnings (loss) per common and common equivalent share and earnings (loss) per common and common equivalent share assuming full dilution were computed using the weighted average number of shares outstanding adjusted for the incremental share attributed to outstanding warrants and options to purchase Common Stock, if dilutive.

Income Taxes

     Effective April 1, 1993, the Company adopted FASB No. 109, "Accounting for Income Taxes." Under FASB No. 109, income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when,

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Treasury Stock

     The Company records its treasury stock at cost.

Impact of New Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock Based Compensation." With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principle's Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No.
123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123's accounting provisions were followed. Management has determined not to adopt SFAS No. 123's accounting recognition provisions related to stock options granted to employees and accordingly, will continue following APB No. 25's accounting provisions. All other requirements of SFAS No. 123 will be implemented on April 1, 1996, the effect of which has not been determined by management.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of:

    Effective fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of theses assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sale, except for assets that are related to discontinued operations which are reported at the lower of carrying value or net realizable value.

If an impairment loss condition exists, the loss is determined as the difference between the assets' carrying value and: (1) for assets held and used
- the discounted (at an interest rate commensurate with the related risk) estimated cash flows over the expected recovery period of the related investment (asset) determined at the Company's business unit or product line level; (2) for assets to be disposed of - the fair value of the asset(s) less the cost to sell.

Since the accounting methodology promulgated by SFAS No. 121 was similar to that used prior to the Company's adoption of SFAS No. 121, there was no significant effect to the Company's financial statements upon SFAS No. 121's adoption.

The Company's recognized impairment losses of $16,421,000 in fiscal 1996 and $4,271,000 in fiscal 1995. These losses related to the early retirement of certain production equipment and tooling, product development projects which where suspended, and goodwill related to the acquisition of various businesses.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




NOTE 5 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

Accounts Receivable consist of the following:

                                                                        March 31,         March 31,          March 31,
                                                                          1996              1995               1994
                                                                      ------------      ------------       -------------
                                                                                        (In Thousands)
               Accounts Receivable at Gross                           $      3,788      $      3,742       $       2,686
               Less:  Allowance for Doubtful Accounts                         (528)             (167)                (10)
                                                                      ------------      ------------       -------------
                                                                      $      3,260      $      3,575       $       2,676
                                                                      ============      ============       =============

Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.


NOTE 6 - INVENTORIES

     Inventories consist of the following:

                                                                        March 31,         March 31,          March 31,
                                                                          1996              1995               1994
                                                                      ------------      ------------       -------------
                                                                                        (In Thousands)
               Raw Material                                           $        661      $        993       $         716
               Finished Goods and Work in Process                            1,784             3,259               1,994
                                                                      ------------      ------------       -------------
                                                                      $      2,445      $      4,252       $       2,710
                                                                      ============      ============       =============


Substantially all of the Company's inventories are pledged as collateral on bank notes.


NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                        March 31,         March 31,          March 31,
                                                                          1996              1995               1994
                                                                      ------------      ------------       -------------
                                                                                        (In Thousands)
               Property and Equipment                                 $      7,273      $     16,041       $      13,144
               Leasehold Improvements                                          806               817                 687
                                                                      ------------      ------------       -------------
                                                                      $      8,079      $     16,858       $      13,831

               Less:  Accumulated Depreciation and Amortization             (3,162)           (2,982)             (2,186)
                                                                      ------------      ------------       -------------
                                                                      $      4,917      $     13,876       $      11,645
                                                                      ============      ============       =============

Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




NOTE 8 - PRODUCT AND SOFTWARE DEVELOPMENT COSTS, GOODWILL AND OTHER ASSETS

     Software development costs, goodwill and other assets consists of the following:

                                                                    March 31,      March 31,       March 31,
                                                                      1996            1995           1994
                                                                  -----------     -----------     ----------
                                                                                 (In Thousands)

Software Development Costs  . . . . . . . . . . . . . . . . . .   $       -0-     $     1,555     $    1,353
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .           -0-            (249)          (100)
                                                                  -----------     -----------     ----------
                                                                  $       -0-     $     1,306     $    1,253
                                                                  ===========     ===========     ==========

Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,204     $     2,943     $    2,738
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .          (233)           (330)           (98)
                                                                  -----------     -----------     ----------
                                                                  $       971     $     2,613     $    2,640
                                                                  ===========     ===========     ==========

Product Development . . . . . . . . . . . . . . . . . . . . . .   $       -0-     $       -0-     $    1,790
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .           -0-             -0-           (273)
                                                                  -----------     -----------     ----------
                                                                  $       -0-     $       -0-     $    1,517
                                                                  ===========     ===========     ==========


MedServ(TM) Development and Related Software  . . . . . . . . .   $       212     $     3,027     $    1,043
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .           (42)            (15)           -0-
                                                                  -----------     -----------     ----------
                                                                  $       170     $     3,012     $    1,043
                                                                  ===========     ===========     ==========

Patents . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       873     $       853     $      416
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .          (308)            (93)           (64)
                                                                  -----------     -----------     ----------
                                                                  $       565     $       760     $      352
                                                                  ===========     ===========     ==========

Other Assets:
  Acquisition of Business . . . . . . . . . . . . . . . . . . .   $       192     $       219     $      -0-
  Finance Costs . . . . . . . . . . . . . . . . . . . . . . . .           -0-             337            176
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            63             583             56
  Less:  Accumulated Amortization . . . . . . . . . . . . . . .           (23)            (83)           (50)
                                                                  -----------     -----------     ----------
                                                                  $       232     $     1,056     $      182
                                                                  ===========     ===========     ==========



Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




NOTE 9 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                       March 31,      March 31,     March 31,
                                                                         1996           1995          1994
                                                                      -----------    ----------    ----------
                                                                                   (In Thousands)

Note payable; interest at bank prime plus  1/2%; or LIBOR rate plus
  2  1/4%; payable $93,000 per month plus interest, maturing
  September, 1998, past due . . . . . . . . . . . . . . . . . . . .   $    10,398    $    9,595    $    9,342

Bank line of credit, interest at bank prime plus  1/2%, or LIBOR rate plus 2%; interest payable monthly; principal maturing
  September, 1996, past due . . . . . . . . . . . . . . . . . . . .        16,862        14,699         2,216

Seller Financing Under Tampa Pathology Acquisition Agreement,
  face value of $971,000 discounted at 10%, with variable monthly
  payments until satisfied, past due  . . . . . . . . . . . . . . .           871           -0-           -0-

Other Notes and Agreements; interest and principal payable monthly
  and annual at various amounts through June 1998 . . . . . . . . .           545            95             9
                                                                      -----------    ----------    ----------
Total Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .        28,676        24,389        11,567
Less Current Portion  . . . . . . . . . . . . . . . . . . . . . . .          (168)       (1,165)         (979)
Subject to Compromise . . . . . . . . . . . . . . . . . . . . . . .       (28,158)          -0-           -0-
                                                                      -----------    ----------    ----------
LONG-TERM DEBT DUE AFTER 1 YEAR . . . . . . . . . . . . . . . . . .   $       350    $   23,224    $   10,588
                                                                      ===========    ==========    ==========


     The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of March 31, 1996:

                                 (In Thousands)

1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  168
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  350

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

                                                                                                               (In Thousands)
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  340
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  279
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  279
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  -0-
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  -0-


     Rent expense amounted to $504,000, $422,000, and $236,000 for the years ended March 31, 1996, 1995 and 1994, respectively.


NOTE 11 - 401(K) PROFIT SHARING PLAN

     During the year ended March 31, 1994, the Company established a 401(K) profit sharing plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the years ended March 31, 1995 and 1996, the Company made no contributions to the Plan. The Company contributed $7,000 to the Plan for the year ended March 31, 1994.


NOTE 12 - SELF INSURANCE PLAN

     During the year ended March 31, 1993, the Company established a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant and has an annual maximum aggregate limit of approximately $390,000.


NOTE 13 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust") which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company or certain technologies and patents on machine and product designs.

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies.

     Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding Common Stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock which have two votes per share for all matters submitted to the holders of the Common Stock of the Company.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994





     Siegel had outstanding indebtedness to the Company at March 31, 1996 and March 31, 1995 of approximately $12,000 and $8,000 respectively. The Company expects to collect the full balance of this indebtedness.

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


                                                                                Years Ended March 31,
                                                                      ---------------------------------------
                                                                          1996          1995          1994
                                                                      -----------    ----------    ----------
                                                                                   (In Thousands)

Current Tax (Benefit) Due:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (635)   $   (1,277)   $      813
  State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -0-          (208)          111
                                                                      -----------    ----------    ----------
                                                                             (635)       (1,485)          924
                                                                      -----------    ----------    ----------

Deferred Tax:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,132)          547           100
  State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (133)           94            54
                                                                      -----------    ----------    ----------
                                                                           (1,265)          641           154
                                                                      -----------    ----------    ----------
                                                                      $    (1,900)   $     (844)   $    1,078
                                                                      ===========    ==========    ==========


     Total income tax (benefit) expense for 1996, 1995 and 1994 from continuing operations resulted in effective tax rates of 7.7%, 39.9% and 36.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35.0% on the continuing operations are as follows:


                                                                                Years Ended March 31,
                                                                      ---------------------------------------
                                                                          1996          1995          1994
                                                                      -----------    ----------    ----------
                                                                                   (In Thousands)

Tax (Benefit) Expense at U.S. statutory rate  . . . . . . . . . . .   $    (8,616)   $     (741)   $    1,027
Valuation allowance for deferred tax asset  . . . . . . . . . . . .         6,877
State and local income tax, net . . . . . . . . . . . . . . . . . .          (543)          (75)          109
Difference between marginal and U.S. statutory rate . . . . . . . .           246            21           (29)
Other (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           136           (49)          (29)
                                                                      -----------    ----------    ----------
Income Tax (Benefit) Expense  . . . . . . . . . . . . . . . . . . .   $    (1,900)   $     (844)   $    1,078
                                                                      ===========    ==========    ==========

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

     Deferred taxes and deferred tax asset resulted from differences in timing of deductions recognized for tax and financial reporting purposes.

     Deferred taxes for continuing operations consist of the following:

                                                                       March 31,      March 31,     March 31,
                                                                         1996           1995          1994
                                                                      -----------    ----------    ----------
                                                                                   (In Thousands)

Depreciation/Amortization Gross Deferred Tax Liability  . . . . . .   $       379    $    2,909    $    1,366
                                                                      -----------    ----------    ----------

Depreciation/Amortization Temporary Difference  . . . . . . . . . .        (1,386)          -0-           -0-

Allowance for Doubtful Accounts . . . . . . . . . . . . . . . . . .           (73)          (73)          (55)

Inventory Valuation Allowance . . . . . . . . . . . . . . . . . . .          (163)          -0-           -0-

Tax Loss Carry Forward  . . . . . . . . . . . . . . . . . . . . . .        (5,525)       (1,459)          -0-

Reserves and Provisions . . . . . . . . . . . . . . . . . . . . . .          (109)          -0-           -0-
                                                                      -----------    ----------    ----------

Gross Deferred Tax Asset  . . . . . . . . . . . . . . . . . . . . .        (7,256)       (1,532)          (55)
                                                                      -----------    ----------    ----------

Net Deferred Tax (asset) Liability  . . . . . . . . . . . . . . . .        (6,877)        1,377         1,311

Less Valuation Allowance  . . . . . . . . . . . . . . . . . . . . .        (6,877)          -0-           -0-
                                                                      -----------    ----------    ----------

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . .   $       -0-    $    1,377    $    1,311
                                                                      ===========    ==========    ==========

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

     The Florida State Department of Revenue is examining the Company's sales and use tax and intangible tax returns for the period January 1988 through December 1993. The State Department of Revenue has proposed a suggested assessment of $1,375,000 including taxes, penalties and interest. Although a proposed assessment has been made, the Company has filed a request for reconsideration which was granted. The Company believes the amount of additional tax owed, if any, is substantially less than the State has proposed, and intends to vigorously defend its position should a final assessment be made.


NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

     Stockholders' Equity (Deficit) consists of the following:

                                                                 March 31,       March 31,       March 31,
                                                                    1996            1995           1994
                                                                -----------     -----------     -----------
                                                                               (In Thousands)
Voting Preferred Stock:
  Par value $.0001 per share
  Authorized Shares . . . . . . . . . . . . . . . . . . . .       7,500,000       7,500,000       7,500,000
  Issued Shares . . . . . . . . . . . . . . . . . . . . . .       6,500,000       6,500,000       6,500,000
  Outstanding Shares  . . . . . . . . . . . . . . . . . . .       6,500,000       6,500,000       6,500,000

Common Stock:
  Par value $.01 per share
  Authorized Shares . . . . . . . . . . . . . . . . . . . .      25,000,000      25,000,000      25,000,000
  Outstanding Shares  . . . . . . . . . . . . . . . . . . .       5,445,335       3,986,832       3,968,332
  Issued Shares . . . . . . . . . . . . . . . . . . . . . .       5,485,335       4,026,832       4,008,332

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994


NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT) (Cont'd)



STOCK OPTIONS

     Activity related to options is as follows:
                                                                     Number of Shares     Price Per Share
                                                                     ----------------     ---------------
Outstanding at March 31, 1993 . . . . . . . . . . . . . . . . .               130,500       $1.00 - $6.00
     Granted in Fiscal 1994:
     Officers & Directors   . . . . . . . . . . . . . . . . . .                60,000               $1.63
     Employees  . . . . . . . . . . . . . . . . . . . . . . . .                30,200      $4.00 - $10.00
                                                                     ----------------     ---------------

Outstanding at March 31, 1994 . . . . . . . . . . . . . . . . .               220,700
     Granted in Fiscal 1995:
     Officers & Directors   . . . . . . . . . . . . . . . . . .                99,000               $1.63
     Employees  . . . . . . . . . . . . . . . . . . . . . . . .                13,226       $6.00 - $7.75
                                                                     ----------------     ---------------

Outstanding at March 31, 1995 . . . . . . . . . . . . . . . . .               332,926
     Granted in Fiscal 1996:
     Officers & Directors   . . . . . . . . . . . . . . . . . .                59,000               $1.63
     Employees  . . . . . . . . . . . . . . . . . . . . . . . .                 8,808       $6.00 - $8.00
                                                                     ----------------     ---------------

Outstanding at March 31, 1996 . . . . . . . . . . . . . . . . .               400,734      $1.00 - $10.00
                                                                     ================     ===============

WARRANTS

     Activity related to warrants is as follows:

<Capiton>
                                                                     Number of Shares     Price Per Share
                                                                     ----------------     ---------------

     Outstanding at March 31, 1993  . . . . . . . . . . . . . .             1,320,000               $7.00
     Granted in Fiscal 1994 through Fiscal 1996   . . . . . . .                   -0-
                                                                     ----------------     ---------------
     Outstanding at March 31, 1996  . . . . . . . . . . . . . .             1,320,000               $7.00
                                                                     ----------------     ---------------



     All of the warrants outstanding at March 31, 1996 expire in July 1997.
The options outstanding at March 31, 1996 expire on various dates commencing in April 1998 and ending in March 2006.

     During fiscal year 1995, the company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 6.5% of the total of the incremental increase in the value of the Company's outstanding stock.

 No dividends have ever been paid on either the Company's Common or Preferred Stock.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994




NOTE 16 - ACQUISITIONS

     In March 1995, the Company acquired the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory. The purchase agreement provided that the total purchase price to be paid by the Company for the rights and interests was determined based upon the actual revenues associated with the services performed for designated customer accounts of Tampa Pathology Laboratory for a period of time in 1996. The purchase price is payable monthly based upon 25% of the actual revenues of former Tampa Pathology Laboratory customer accounts.

     The Company has estimated the total present value of the purchase price to be approximately $971,000, based upon an estimated amortization period of 96 months discounted at 10%.

     During 1996, the Company made payments, under the terms of the purchase agreement, of approximately $131,000.

NOTE 17 - CONCENTRATION OF CREDIT RISK

     The business of Medical Technology Laboratories, Inc. is primarily with individuals located in the State of Florida, many of whom routinely assign to the Company payment by their medical insurance providers. As of March 31, 1996, Medical Technology Laboratories, Inc.'s patient accounts receivable from individuals and commercial medical insurance providers was approximately $310,000. As of March 31, 1996, Medical Technology Laboratories, Inc.'s accounts receivable from Medicare and Medicaid was approximately $467,000.



NOTE 18 - SUBSEQUENT EVENTS

     On May 16, 1996, the Company filed plans of reorganization with the bankruptcy court for MTS Packaging Systems, Inc. and Medical Technology Laboratories, Inc. On July 5, 1996, a reorganization plan was also filed by the Company for Vangard Labs, Inc. On September 4, 1996, the Bankruptcy Court approved the plan of reorganization.

NOTE 19 - SEGMENT INFORMATION

     The Company manufactures, markets and distributes medication dispensing systems and supplies used by pharmacies in packaging medication in "punchcards" for nursing homes and hospitals. The Company also supplies medical labels and forms to this same industry. During November 1991, through two acquisitions, the Company entered the clinical laboratory service business, which primarily provides its diagnostic testing services to the medical profession. The medication dispensing system segment provides all products and services other than laboratory services, which is included in the Company's second business segment, clinical laboratory services.

     On June 1, 1992, the Company acquired all of the Common Stock of Vangard Labs, Inc., which packages generic pharmaceuticals in individual unit doses for the hospital market. This business segment of the Company, is reported as a discontinued operation.

     The following is operating information for these industry segments for the years ended March 31:

                                                    1996           1995            1994
                                                ----------     -----------    -------------
                                                     (In Thousands, except Percentages)
Revenue of each Segment:
     Medication Dispensing Systems              $   11,900     $    11,252    $       9,018
     Clinical Laboratory Services                    5,152           3,578            3,283
                                                ----------     -----------    -------------
Total Revenue                                   $   17,052     $    14,830    $      12,301
                                                ==========     ===========    =============


Operating Profit (Loss) of each Segment:
     Medication Dispensing Systems              $  (12,530)    $       347    $       2,761
     Clinical Laboratory Services                   (4,411)            307              985
                                                ----------     -----------    -------------
Total Operating Profit (Loss)                   $  (16,941)    $       654    $       3,746
                                                ==========     ===========    =============

Depreciation and Amortization Expense of
each Segment:
     Medication Dispensing Systems              $    2,103     $       877    $         657
     Clinical Laboratory Services                      579             183              161
                                                ----------     -----------    -------------
Total Depreciation and Amortization             $    2,682     $     1,060    $         818
                                                ==========     ===========    =============

Identifiable Assets of each Segment:
     Medication Dispensing systems              $   12,118     $    26,611    $      19,182
     Clinical Laboratory Services                    2,551           5,887            5,411
                                                ----------     -----------    -------------
Total Assets                                    $   14,669     $    32,498    $      24,593
                                                ==========     ===========    =============


Capital Expenditures of each Segment:
     Medication Dispensing Systems              $      795     $     2,403    $       2,442
     Clinical Laboratory Services                        2             600              581
                                                ----------     -----------    -------------
Total Capital Expenditures                      $      797     $     3,003    $       3,023
                                                ==========     ===========    =============

Impairment of Long-Lived Assets:
     Medication Dispensing Systems              $   12,662     $     3,471    $         -0-
     Clinical Laboratory Services                    3,759             800              -0-
                                                ----------     -----------    -------------
                                                $   16,421     $     4,271    $         -0-
                                                ==========     ===========    =============

Percentage of Revenue
 Generated by Subsidiary:
     MTS Packaging Systems, Inc.                        63%             66%              63%
     Medical Technology Laboratories, Inc.              30%             24%              27%
     Medication Management Systems, Inc.                 3%              4%               0%
     Performance Pharmacy Systems, Inc.                  4%              6%              10%
                                                ----------     -----------    -------------
                                                       100%            100%             100%
                                                ==========     ===========    =============

NOTE 20 - CONDENSED COMBINED FINANCIAL INFORMATION

     The following condensed combined financial information represents the financial position and results of operation of the MTS debtors, MTS Packaging, Inc., MTS Laboratories, Inc. and MTS Sales and Marketing, Inc.:

                                                                         MTS Debtors
                                                        --------------------------------------------
                                                                        (In Thousands)
                                                          March 31,       March 31,       March 31,
                                                             1996            1995           1994
                                                        ------------    ------------    ------------
Balance Sheet Data:
     Current Assets   . . . . . . . . . . . . . . . .   $      5,799    $      5,848    $      5,370
     Current Liabilities  . . . . . . . . . . . . . .          2,574           2,257           4,867
     Non-Current Assets   . . . . . . . . . . . . . .          4,309          15,206          19,520
     Non-Current Liabilities  . . . . . . . . . . . .            897              26          11,687
     Intercompany Payable (Receivable)  . . . . . . .         12,659          13,853          (6,872)
     Stockholders Equity (Deficit)  . . . . . . . . .         (6,022)          4,918          15,208


Income Statement Data:
     Sales  . . . . . . . . . . . . . . . . . . . . .   $     15,896    $     13,411    $     11,076
     Cost of Sales  . . . . . . . . . . . . . . . . .          9,918           7,006           5,043
     Selling, General and Administrative  . . . . . .          3,908           1,214           2,372
     Product Development and Software Costs   . . . .            473             800             -0-
     Loss on Early Retirement of Fixed Assets   . . .          8,049             -0-             -0-
     Loss on Inventory Revaluation  . . . . . . . . .            431             -0-             -0-
     Goodwill Write-down  . . . . . . . . . . . . . .          2,902             -0-             -0-
     Depreciation and Amortization  . . . . . . . . .          1,225             622             722
     Interest, Net  . . . . . . . . . . . . . . . . .             36             124             411
                                                        ------------    ------------    ------------
          Total Costs and Expenses  . . . . . . . . .         26,942           9,766           8,548
                                                        ------------    ------------    ------------
     Income (Loss) from Continuing Operations Before
     Taxes  . . . . . . . . . . . . . . . . . . . . .   $    (11,046)   $      3,645    $      2,528
                                                        ============    ============    ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL TECHNOLOGY SYSTEMS, INC.



Dated:  January 29, 1997            By: /s/ Todd E. Siegel
                                       -----------------------------------------
                                        Todd E. Siegel (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

<Capiton>
        Signature                                       Title                                      Date
----------------------------------      ---------------------------------------            ---------------------
/s/ Todd E. Siegel                      Chairman of the Board of Directors, President,        January 29, 1997
----------------------------------      Chief Executive Officer
Todd E. Siegel

/s/ David Kazarian                      Director                                              January 29, 1997
----------------------------------
David Kazarian

/s/ Michael Conroy                      Director, Chief Financial Officer and Vice            January 29, 1997
----------------------------------      President
Michael Conroy

/s/ John Stanton                        Director and Vice Chairman of the Board of            January 29, 1997
----------------------------------      Directors
John Stanton

/s/ Ronald Rhodes                       Principal Accounting Officer and Controller           January 29, 1997
----------------------------------
Ronald Rhodes