Form 10-Q/A
period 1996-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-01-31
CIK 823560

                                  FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 1996 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
       -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           59-2740462
          --------                                           -----------
(State or other jurisdiction of                      (I.R.S. Employer ID Number)
 incorporation or organization)


             12920 Automobile Boulevard, Clearwater, Florida  34622
             ------------------------------------------------------
                   (address of principal executive offices)


Registrant's telephone number, including area code:  (813) 576-6311
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                        -----     -----

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES  X    NO
                           -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                   Outstanding at June 30, 1996
                   -----                   ----------------------------

        Common Stock, $.01 par value               5,445,335
        Preferred Stock, $.0001 par value          6,500,000

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets -
            March 31, 1996 and June 30,1996 .......................................................     1


          Consolidated Statements of Operations -
            Three months ended June 30, 1995 and 1996 .............................................     2


          Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
            Three months ended June 30, 1996 ......................................................     3


          Consolidated Statements of Cash Flow -
            Three months ended June 30, 1995 and 1996 .............................................     4


          Notes to Consolidated Financial Statements ..............................................     5-9


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................................................     10-11


Part II - Other Information

Item 5.   Other Information .......................................................................     12

Item 6.   Exhibits and Reports on Form 8-K ........................................................     12


          Signature ...............................................................................     12

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS


                                                                                    June 30,   March 31,
                                                                                      1996       1996
                                                                                      ----       ----
Current Assets:                                                                         (Unaudited)
        Cash ................................................................      $  1,328   $     965
        Accounts Receivable, Net ............................................         2,990       3,260
        Income Taxes ........................................................           819         880
        Inventories .........................................................         2,331       2,445
        Prepaids and Other ..................................................           260         264
                                                                                   --------   ---------
        Total Current Assets ................................................         7,728       7,814

Property and Equipment, Net .................................................         4,655       4,917

Other Assets:
        Goodwill, Net .......................................................           946         971
        MedServ Development and Related Software, Net .......................           159         170
        Patents, Net ........................................................           558         565
        Net Assets of Discontinued Operations ...............................           -0-         -0-
        Other, Net ..........................................................           236         232
                                                                                   --------   ---------
        Total Other Assets ..................................................         1,899       1,938
                                                                                   --------   ---------

Total Assets ................................................................      $ 14,282   $  14,669
                                                                                   ========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Current Maturities of Long-Term Debt ................................      $    165   $     168
        Accounts Payable-Trade and Accrued Liabilities ......................         1,943       2,240
        Income Taxes Payable ................................................           -0-         -0-
                                                                                   --------   ---------
        Total Current Liabilities ...........................................         2,108       2,408

Liabilities Subject to Compromise ...........................................        30,007      30,457

Long-Term Debt, Less Current Maturities .....................................           350         350
Deferred Income Taxes .......................................................           -0-         -0-
                                                                                   --------   ---------
Total Liabilities ...........................................................        32,465      33,215
                                                                                   --------   ---------

Stockholders' Equity (Deficit):
        Voting Preferred Stock ..............................................             1           1
        Common Stock ........................................................            55          55
        Capital in Excess of Par Value ......................................         8,320       8,320
        Retained Earnings (Deficit) .........................................       (26,228)    (26,591)
        Less: Treasury Stock ................................................          (331)       (331)
                                                                                   --------   ---------
        Total Stockholders' Equity (Deficit) ................................       (18,183)    (18,546)
                                                                                   --------   ---------

Total Liabilities and Stockholders' Equity ..................................      $ 14,282   $  14,669
                                                                                   ========   =========

a) Liabilities Subject to Compromise consist of the following:

        Secured Debt ........................................................      $ 27,708   $  28,158
        Trade and Other Miscellaneous Claims ................................         2,299       2,299
                                                                                   ---------  ---------
                                                                                   $ 30,007   $  30,457
                                                                                   =========  =========

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                                1996          1995
Revenue:                                                                        ----          ----
Net Sales and Services ...................................................     $  4,882    $  3,968
                                                                               --------    --------
Costs and Expenses:

  Cost of Sales ..........................................................        2,846       2,085
  Selling, General and Administrative ....................................        1,334       1,892
  Depreciation and Amortization ..........................................          339         253
  Interest, Net (Contractual Interest in 1996 - $618) ....................          -0-         584
                                                                               --------    --------

       Total Costs and Expenses ..........................................        4,519       4,814
                                                                               --------    --------

Income (Loss) from Continuing Operations Before Taxes and
  Discontinued Operations ................................................          363        (846)

  Income Tax (Benefit) ...................................................          -0-        (321)
                                                                               --------    --------

Income (Loss) from Continuing Operations Before Discontinued Operations ..          363        (525)

Income from Discontinued Operations, Net of Income Tax ...................          -0-          39
                                                                               --------    --------

Net Income (Loss) ........................................................     $    363    $   (486)
                                                                               ========    ========

Primary Net Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations ...............................     $    .07    $   (.13)
  Income (Loss) from Discontinued Operations .............................          .00         .01
                                                                               --------    --------
  Net Income (Loss) Per Common Share .....................................     $    .07    $   (.12)
                                                                               ========    ========

  Weighted average Common Share outstanding, Primary .....................        5,445       3,989
                                                                               ========    ========

Fully Diluted Net Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations ...............................     $    .07    $   (.13)
  Income (Loss) from Discontinued Operations .............................          .00         .01
                                                                               --------    --------
  Net Income (Loss) Per Common Share .....................................     $    .07    $   (.12)
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






                                                                    COMMON STOCK
                                           ------------------------------------------------------------------------
                                              Number      $.01      Capital in    Retained
                                                of        Par       Excess of     Earnings     Treasury
                                              Shares      Value     Par Value     (Deficit)      Stock      Total
                                              ------      -----     ---------     ---------    --------     -----
Balance, March 31,1996 ........            5,485,335      $  55     $   8,320     $ (26,591)   $   (331)  $ (18,547)

Net Income for Three Months
Ended June 30, 1996 ...........                                                         363                     363
                                           ------------------------------------------------------------------------

Balance, June 30, 1996 ........            5,485,335      $  55     $   8,320     $ (26,228)   $   (331)  $ (18,184)
                                           ========================================================================


                                                                    VOTING PREFERRED STOCK
                                           ------------------------------------------------------------------------
                                              Number      $.01
                                                of        Par
                                              Shares      Value
                                              ------      -----
Balance, March 31, 1996........            6,500,000      $   1                                          $      1
                                           ---------      -----                                          --------

Balance, June 30, 1996.........            6,500,000      $   1                                          $      1
                                           ---------      -----                                          --------

Total Stockholders' Equity (Deficit),
  June 30, 1996................                                                                          $(18,183)
                                                                                                         ========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                                                        THREE Months Ended
                                                                                              June 30,
                                                                                     1996                   1995
                                                                                     ----                   ----
OPERATING ACTIVITIES

Income (Loss) from Continuing Operations ..................................         $  363              $  (525)

Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided (Used) by Operating Activities:
 Depreciation and Amortization.............................................            339                  253

 (Increase) Decrease in:
   Accounts Receivable ....................................................            270                  107
   Income Taxes Receivable ................................................             61                  -0-
   Inventories ............................................................            114                 (786)
   Prepaid Expenses and Other Assets ......................................              4                 (145)
 Increase (Decrease) in:
   Accounts Payable and Other Accrued Liabilities .........................           (297)                 (58)
   Income Taxes Payable and Deferred Taxes ................................            -0-                  (49)
                                                                                    ------              -------
 Total Adjustments ........................................................            491                 (678)
                                                                                    ------              -------
 Net Cash Provided (Used) by Continuing Operations ........................            854               (1,203)
                                                                                    ------              -------
 Net Cash Provided by Discontinued Operations .............................            -0-                   42
                                                                                    ------              -------

INVESTING ACTIVITIES
 Expended for Property and Equipment ......................................            (38)                (263)
 Expended for Software Development ........................................            -0-                 (176)
 Expended for Product Development .........................................            -0-                  (80)
 Expended for Patents and Other Assets ....................................            -0-                 (350)
                                                                                    ------              -------

 Net Cash Used by Investing Activities ....................................            (38)                (869)
                                                                                    ------              -------

FINANCING ACTIVITIES
 Payments on Notes Payable, Long-Term Debt ................................           (453)              (6,323)
 Net Proceeds from Line of Credit .........................................            -0-                8,338
 Issuance of Common Stock .................................................            -0-                    5
                                                                                    ------              -------
 Net cash (Used) Provided by Financing Activities .........................           (453)               2,020
                                                                                    ------              -------

NET INCREASE (DECREASE) IN CASH ...........................................            363                  (10)

CASH AT BEGINNING OF PERIOD ...............................................            965                  613
                                                                                    ------              -------
CASH AT END OF PERIOD .....................................................         $1,328              $   603
                                                                                    ======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash Paid for Interest ...................................................         $  -0-              $   567
                                                                                    ======              =======


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


NOTE B - PRODUCT LINE INFORMATION

     The following table illustrates the revenue contributed by the Company's two product lines for the three and six months ended June 30, 1996 and 1995:


                                             Revenue by Product Line
                                           Three Months Ended June 30,
                                               1996          1995
                                              ------        ------
Medication Dispensing Systems                 $3,286        $2,729
Clinical Laboratory Services                   1,596         1,239
                                              ------        ------

                                              $4,882        $3,968
                                              ======        ======


NOTE C - CHAPTER 11 REORGANIZATION MATTERS

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


NOTE C - CHAPTER 11 REORGANIZATION MATTERS, CONTINUED

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

     (f)  The disposal of Vangard Labs, Inc. and GPC.

     In addition to the plan of reorganization submitted to the bankruptcy court, management has instituted cost reduction measures, including significant reductions in personnel in each of it subsidiaries.

     Management believes that the implementation of the plan of reorganization, upon its confirmation by the bankruptcy court, and the effect of cost reduction measures, will restore profitability and provide for adequate cash to support its operation during the next fiscal year. However, there can be no assurances that this will occur.

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


NOTE D - DISCONTINUED OPERATIONS

     As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc. whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996


NOTE D - DISCONTINUED OPERATIONS, CONTINUED

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


NOTE E - INVENTORIES

     The components of inventory consist of the following:

                                                                      June 30,        March 31,
                                                                        1996            1996
                                                                       ------          ------
                                                                          (In Thousands)
                    Raw Materials                                      $  859          $  661
                    Finished Good and Work in Progress                  1,472           1,784
                                                                       ------          ------
                                                                       $2,331          $2,445
                                                                       ======          ======

     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE F - EARNINGS PER SHARE

     The Company calculates its fully diluted earnings per share under the modified treasury stock method. The utilization of the modified treasury stock method for the three months ended June 30, 1996 is antidilutive. As such, the Company has presented its fully diluted earnings per share based upon the weighted average number of shares outstanding.



NOTE G - LONG-TERM DEBT

 Long-term debt consists of the following:

                                                                                    June 30,          March 31,
                                                                                      1996              1996
                                                                                      ----              ----
                                                                                          (In Thousands)
Note payable; interest at bank prime plus  1/2%; or LIBOR rate plus
        2 1/4%; payable $93,000 per month plus interest, maturing
 September, 1998, past due....................................................      $10,398           $10,398

Bank line of credit, interest at bank prime plus  1/2%, or LIBOR rate plus 2%; interest payable monthly; principal maturing
  September, 1996, past due...................................................       16,417            16,862

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996



NOTE G - LONG-TERM DEBT, CONTINUED

                                                                                         June 30,          March 31,
                                                                                           1996              1996
                                                                                           ----              ----
                                                                                               (In Thousands)

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $971,000 discounted at 10%, with variable monthly payments
 until satisfied, past due........................................................          871                871

Other Notes and Agreements; interest and principal payable monthly and
 annual at various amounts through June 1998......................................          537                545
                                                                                       --------           --------
Total Long-Term Debt..............................................................       28,223             28,676

Less Current Portion..............................................................         (165)              (168)

Subject to Compromise.............................................................      (27,708)           (28,158)
                                                                                       --------           --------
LONG-TERM DEBT DUE AFTER 1 YEAR...................................................     $    350           $    350
                                                                                       ========           ========


     The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of June 30, 1996:


                                (In Thousands)
   1997 .........................................................  $    165
   1998 .........................................................  $    350


     The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at June 30, 1996 was 8.25%.


NOTE H - SEGMENT INFORMATION

     The Company is a holding company operating through a number of separate subsidiaries. The operations of these subsidiaries are comprised of two business segments; (1) the Medication Dispensing Systems segment which manufactures and distributes equipment, systems and supplies to pharmacies who service nursing homes and hospitals, and (2) the Clinical Laboratory Services segment which provides diagnostic laboratory services to physicians.

     The following is operating information for these business segments for the three months ended June 30, 1996 and 1995:



                                                      Three Months Ended
                                                           June 30,
                                                  1996                    1995
                                                  ----                    ----
Revenue of each Segment:
     Medication Dispensing Systems              $3,286                  $2,728
     Clinical Laboratory Services                1,596                   1,240
                                                ------                  ------
Total Revenue                                   $4,882                  $3,968
                                                ======                  ======

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996


NOTE H - SEGMENT INFORMATION, CONTINUED

                                                                   Three Months Ended
                                                                        June 30,
                                                              1996                      1995
                                                              ----                      ----
Operating Profit (Loss) of each Segment:
   Medication Dispensing Systems                            $   690                  $  (314)
   Clinical Laboratory Services                                 154                       64
                                                            -------                  -------
Total Operating Profit (Loss)                               $   844                  $  (250)
                                                            =======                  =======

Depreciation and Amortization Expense
of each Segment:
   Medication Dispensing Systems                            $   160                  $   142
   Clinical Laboratory Services                                  67                       36
                                                            -------                  -------
Total Depreciation and Amortization                         $   227                  $   178
                                                            =======                  =======

Identifiable Assets of each Segment:
   Medication Dispensing Systems                            $ 8,102                  $21,526
   Clinical Laboratory Services                               2,723                    5,988
                                                            -------                  -------
Total Assets                                                $10,825                  $27,514
                                                            =======                  =======

Capital Expenditures of each Segment:
   Medication Dispensing Systems                            $    36                  $   131
   Clinical Laboratory Services                                   2                      -0-
                                                            -------                  -------
Total Capital Expenditures                                  $    38                  $   131
                                                            =======                  =======



NOTE I - CONDENSED COMBINED FINANCIAL INFORMATION

     The following condensed combined financial information represents the financial position and results of operation of the MTS debtors, MTS Packaging, Inc., MTS Laboratories, Inc. and MTS Sales and Marketing, Inc.:


                                                                                            MTS Debtors
                                                                                           --------------
                                                                                           (In Thousands)
                                                                                     Three Months Ended June 30,
                                                                                       1996               1995
                                                                                       ----               ----
Balance Sheet Data:
    Current Assets ...................................                               $  5,489           $  6,273
    Current Liabilities ..............................                                  2,415              1,827
    Non-Current Assets ...............................                                  4,143             15,473
    Non-Current Liabilities ..........................                                    891                 20
    Intercompany Payable (Receivable) ................                                 11,835             14,757
    Stockholders Equity (Deficit) ....................                                 (5,509)             5,142

Income Statement Data:
    Sales ............................................                               $  4,359           $  3,829
    Cost of Sales ....................................                                  2,566              2,028
    Selling, General and Administrative ..............                                    774              1,301
    Depreciation and Amortization ....................                                    198                137
    Interest, Net ....................................                                      1                -0-
                                                                                     --------           --------
      Total Costs and Expenses .......................                                  3,539              3,466
                                                                                     --------           --------
    Income (Loss) from Continuing Operations
      Before Taxes ...................................                               $    820           $    363
                                                                                     ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's net sales increased by 23% to $4,882,000 for the first quarter of fiscal 1997, from $3,968,000 during the same period in fiscal 1996. The increase in net sales resulted from an increase in revenues of 20.4% in the medication dispensing system business segment and a 28.8% increase in revenues in the clinical laboratory business segment. The increased medication dispensing systems revenue resulted from wholesale distribution of MTS Packaging System products and additional installations of Performance Pharmacy Systems and Medication Management Systems. The clinical laboratory services business segment experienced increased revenues primarily as a result of an increase in the number of physicians serviced

     Cost of sales increased $761,000 (36.5%) for the first quarter of fiscal 1997 compared to 1996. The increase resulted primarily from an increase in revenues from both the medication dispensing business segment and the clinical laboratory services segment. Cost of sales as a percentage of sales increased to 58.3% in fiscal 1997 from 52.5% the previous year. The increase in cost of sales, as a percentage of revenue, for the medication dispensing business segment was due primarily to the Company's decision to sell a greater portion of the products of MTS Packaging Systems, Inc. through wholesale distribution at higher costs than its traditional distribution channels. The strategy of distributing product through wholesale distribution provides MTS Packaging with access to smaller health care providers and is anticipated to result in an increase in sales and total gross margin in the future. Cost of sales, as a percentage of sales for this business segment, was 58.3% in 1997 compared to 47.3% in 1996. Cost of sales, as a percentage of sales, decreased to 58.6% in 1997 from 64.8% the previous year for the clinical laboratory services segment as a result of increased revenues which did not require increases in certain fixed operating costs.

     Selling, General & Administrative expenses decreased 29.4% or $558,000 during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. SG&A expenses decreased $507,000 in the medication dispensing business segment and $152,000 for the holding company. These decreases resulted primarily from cost reduction measures instituted by the Company as part of its Chapter 11 reorganization which included a significant reduction in sales, administrative and management personnel. SG&A expense increased $101,000 in the clinical laboratory services business segment due primarily to increases in sales and marketing expenses which resulted in additional revenue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


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

     The Company's short-term and long-term liquidity is dependent upon a successful reorganization in Chapter 11 and its ability to generate cash flow from operations. Other than cash flow from operations, the Company does not
currently have any other source of liquidity.   Accounts receivable and
inventory levels are not expected to change significantly based upon the Company's current level of operation. There are no major capital equipment expenditures anticipated during this fiscal year.

     The Company has filed a plan or reorganization with the bankruptcy court which is outlined in Note C to the condensed consolidated financial statements.

PART II  -  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     In July 1996, the Board of Directors of the Company selected Robert A. Capalbo to be the Company's Vice President of Finance. In August 1996, the Board of Directors of the Company selected Michael P. Conroy to be the Company's Chief Financial Officer and Vice President. Currently, Mr. Conroy does not have an employment agreement with the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A) 27 - Financial data schedule as of June 30, 1996 filed herewith (for SEC use only).

(B) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.




SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 30th day of January, 1997.


                                     MEDICAL TECHNOLOGY SYSTEMS, INC.



                                     By:      /s/ Michael P. Conroy
                                        ----------------------------------------
                                        Michael P. Conroy
                                        Vice President & Chief Financial Officer