Form 10-Q/A
period 1996-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-01-31
CIK 823560

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




                                     INDEX

                                                                                             Page
                                                                                             ----
Part I - Financial Information
------------------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets -
           March 31, 1996 and September 30,1996 ..........................................     1


         Consolidated Statements of Operations -
           Three months and Six months ended September 30, 1996 and 1995 .................     2


         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
           Six months ended September 30, 1996 ...........................................     3


         Consolidated Statements of Cash Flow -
           Six months ended September 30, 1996 and 1995 ..................................     4


         Notes to Consolidated Financial Statements ......................................     5-11


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................................     12-14

Part II - Other Information

Item 5.  Other Information ...............................................................     15

Item 6.  Exhibits and Reports on Form 8-K ................................................     15

         Signature .......................................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                       September 30,   March 31,
                                                           1996         1996
                                                        -----------  ----------
 Current Assets:                                        (Unaudited)
      Cash ...........................................  $ 1,545      $   965
      Accounts Receivable, Net .......................    3,326        3,260
      Income Taxes ...................................        0          880
      Inventories ....................................    2,292        2,445
      Prepaids and Other .............................      288          264
                                                        -------      -------
      Total Current Assets ...........................    7,451        7,814

 Property and Equipment, Net .........................    4,428        4,917

 Other Assets:
      Goodwill, Net ..................................      933          971
      MedServ Development and Related Software, Net ..      215          170
      Patents, Net ...................................      541          565
      Other, Net .....................................      232          232
                                                        -------      -------
      Total Other Assets .............................    1,921        1,938
                                                        -------      -------

 Total Assets ........................................  $13,800      $14,669
                                                        =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Maturities of Long-Term Debt ............  $   190      $   168
     Accounts Payable-Trade and Accrued Liabilities ..    1,759        2,240
                                                        -------      -------
     Total Current Liabilities .......................    1,949        2,408

Liabilities Subject to Compromise ....................      -0-       30,457

Long-Term Debt, Less Current Maturities ..............   27,049          350
                                                        -------      -------
Total Liabilities ....................................   28,998       33,215
                                                        -------      -------

Stockholders' Equity (Deficit):
     Voting Preferred Stock ..........................        1            1
     Common Stock ....................................       59           55
     Capital in Excess of Par Value ..................    8,430        8,320
     Retained Earnings (Deficit) .....................  (23,357)     (26,591)
     Less: Treasury Stock ............................     (331)        (331)
                                                        -------      -------
     Total Stockholders' Equity (Deficit) ............  (15,198)     (18,546)
                                                        -------      -------

Total Liabilities and Stockholders' Equity ...........  $13,800      $14,669
                                                        =======      =======

a) Liabilities Subject to Compromise consist of the following:

          Secured Debt ...............................  $   -0-      $28,158
          Trade and Other Miscellaneous Claims .......      -0-        2,299
                                                        -------      -------
                                                        $   -0-      $30,457
                                                        =======      =======

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                    September 30,              September 30,
                                                                1996          1995          1996          1995
                                                                ----          ----          ----          ----
Revenue:

 Net Sales and Services ...............................     $  4,755         $  4,288     $  9,637      $  8,256

Costs and Expenses:

 Cost of Sales ........................................        2,492            2,496        5,338         4,581
 Selling, General and Administrative ..................        1,501            2,918        2,837         4,810
 Loss on Early Retirement of Fixed Assets .............          -0-            3,000          -0-         3,000
 Project and Product Development ......................          -0-            1,574          -0-         1,574
 Loss on Inventory Revaluation ........................          -0-              513          -0-           513
 Depreciation and Amortization ........................          341              451          680           704
 Interest, Net ........................................           (9)             614          (11)        1,178
                                                            --------         --------     --------      --------

        Total Costs and Expenses ......................        4,325           11,566        8,844        16,360
                                                            --------         --------     --------      --------

Income (Loss) from Continuing Operations Before Income
 Taxes and Extraordinary Gain .........................          430           (7,278)         793        (8,104)

 Income Tax (Benefit) .................................          -0-              (40)         -0-          (353)

Income (Loss) from Continuing Operations Before
 Extraordinary Gain ...................................          430           (7,238)         793        (7,751)

Income (Loss) from Discontinued Operations, Net of
 Income Tax ...........................................          -0-           (4,461)         -0-        (4,433)
                                                            --------         --------     --------      --------

Net Income (Loss) Before Extraordinary Gain ...........     $    430         $(11,699)    $    793      $(12,184)

Extraordinary Gain - Adjustment of debt upon emergence
 from Bankruptcy ......................................        2,441              -0-        2,441           -0-
                                                            --------         --------     --------      --------

Net Income (Loss) .....................................     $  2,871         $(11,699)    $  3,234      $(12,184)
                                                            ========         ========     ========      ========

Net Earnings (Loss) per Common Share (Primary and Fully
 Diluted)
 Continuing Operations ................................     $    .07         $  (1.81)    $    .14      $  (1.94)
 Discontinued Operations ..............................          .00            (1.12)         .00         (1.11)
 Extraordinary Gain ...................................          .43              .00          .44           .00
                                                            --------         --------     --------      --------
 Net Income (Loss) ....................................     $    .50         $  (2.93)    $    .58      $  (3.05)
                                                            --------         --------     --------      --------

Weighted average Common Shares outstanding ............        5,680            3,993        5,563         3,993
                                                            ========         ========     ========      ========




The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                        (In Thousands Except Share Data)
                                  (Unaudited)



                                                                    COMMON STOCK
                                    -------------------------------------------------------------------------------
                                     Number     $.01           Capital in     Retained
                                       of        Par           Excess of      Earnings         Treasury
                                     Shares      Value         Par Value      (Deficit)         Stock        Total
                                     ------      -----         ---------     ---------          -----        -----
Balance, March 31,1996 .......      5,485,335    $  55         $   8,320     $ (26,591)       $    (331)  $ (18,547)

Net Income for Three Months
Ended June 30, 1996 ..........                                                     363                          363
                                    -------------------------------------------------------------------------------
Balance, June 30, 1996 .......      5,485,335    $  55         $   8,320     $ (26,228)       $    (331)  $ (18,184)


Stock Issued .................        458,453        4               110                                        114

Net Income for Three Months
Ended September 30, 1996 .....                                                   2,871                        2,871
                                    -------------------------------------------------------------------------------

Balance, September 30, 1996 ..      5,943,788    $  59         $   8,430     $ (23,357)       $    (331)  $ (15,199)
                                    ===============================================================================








                                                    VOTING PREFERRED STOCK
                                      --------------------------------------------------
                                             Number     $.0001
                                                of      Par
                                              Shares    Value
                                            ----------  --------
     Balance, March 31, 1996                 6,500,000  $      1                $       1
                                             ---------  --------                ---------

     Balance, September 30, 1996             6,500,000  $      1                $       1
                                             ---------  --------                ---------

     Total Stockholders' Equity (Deficit),
      September 30, 1996                                                        $ (15,198)
                                                                                =========



The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (Unaudited)




                                                                 Six Months Ended September 30,

                                                                      1996           1995
                                                                      ----           ----
OPERATING ACTIVITIES
Net Income ......................................................    $ 3,234        $(7,751)

Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided (Used) by Operating Activities:
Depreciation and Amortization ...................................        680            704
Loss on Disposal of Fixed Assets ................................          0          3,000
Project and Product Development Expenses, Net ...................          0          1,174
Extraordinary Gain ..............................................     (2,441)           -0-

(Increase) Decrease in:
 Accounts Receivable ............................................        (66)         1,783
 Income Taxes Receivable ........................................        880            -0-
 Inventories ....................................................        153           (217)
 Prepaid Expenses and Other Assets ..............................        (24)          (171)
Increase (Decrease) in:
 Accounts Payable and Other Accrued Liabilities .................       (482)             7
 Income Taxes Payable and Deferred Taxes ........................        -0-           (250)
                                                                     -------        -------
Total Adjustments ...............................................     (1,300)         6,030
                                                                     -------        -------
Net Cash Provided (Used) by Continuing Operations ...............      1,934         (1,721)
                                                                     -------        -------
Net Cash Provided by Discontinued Operations ....................        -0-           (110)
                                                                     -------        -------

INVESTING ACTIVITIES
 Expended for Property and Equipment ............................       (111)          (510)
 Expended for Software Development ..............................        -0-           (247)
 Expended for Product Development ...............................        (63)           (80)
 Expended for Patents and Other Assets ..........................        -0-           (931)
                                                                     -------        -------
 Net Cash Used by Investing Activities ..........................       (174)        (1,768)
                                                                     -------        -------

FINANCING ACTIVITIES
 Payments on Notes Payable, Long-Term Debt ......................     (1,294)       (14,590)
 Net Proceeds from Line of Credit ...............................        -0-         18,034
 Issuance of Common Stock .......................................        114              5
                                                                     -------        -------
 Net cash (Used) Provided by Financing Activities ...............     (1,180)         3,449
                                                                     -------        -------

NET INCREASE (DECREASE) IN CASH .................................        580           (150)

CASH AT BEGINNING OF PERIOD .....................................        965            613
                                                                     -------        -------
CASH AT END OF PERIOD ...........................................    $ 1,545        $   463
                                                                     =======        =======



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


NOTE B - PRODUCT LINE INFORMATION

     The following table illustrates the revenue contributed by the Company's two product lines for the three and six months ended September 30, 1996:


                                                                              Revenue by Product Line
                                                                  Three Months Ended          Six Months Ended
                                                                   September 30,               September 30,
                                                              1996             1995         1996          1995
                                                              ----             ----         ----          ----
Medication Dispensing Systems                               $  3,331         $  2,875     $  6,617      $  5,604
Clinical Laboratory Services                                   1,424            1,413        3,020         2,652
                                                            --------         --------     --------      --------

                                                            $  4,755         $  4,288     $  9,637      $  8,256
                                                            ========         ========     ========      ========



NOTE C - CHAPTER 11 REORGANIZATION MATTERS

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


NOTE C - CHAPTER 11 REORGANIZATION MATTERS, CONTINUED

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

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the plans of reorganization of the MTS debtors. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied. The repayment of both Plan Notes I and II have been personally guaranteed by Todd E. Siegel.

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

     Unsecured Claims (Trade Creditors) - The holders of approximately $2,300,000 of trade and other miscellaneous claims elected to receive payment of their claims under one of the three options which were provided for in the plans of reorganization. The Company has determined that the net present value of the amounts, discounted at an annual rate of 10%, to be paid to these creditors is $407,000. The first payment to the unsecured creditors is approximately $250,000, and is due in March of 1997. The Company has placed sufficient funds in escrow with its bankruptcy counsel to satisfy this payment. Other payments to the unsecured creditors are due annually commencing one year from the date on which the plans of reorganization were confirmed.

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

     In addition to the plans of reorganization, the Company has instituted cost reduction measures which have contributed significantly to the profitable results of operation for the six months ended September 30, 1996. The plans of reorganization were prepared based upon estimated levels of revenue and expenses which management determined to be reasonable. Based upon these estimates, management believes that the repayment obligations which are part of the plans of reorganization can be met, however, there can be no assurances that this will occur.


NOTE D - DISCONTINUED OPERATIONS

As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support future debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc. whose production operations were suspended on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida on February 22, 1996, will be divested, and as a result, has been treated as a discontinued

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE D - DISCONTINUED OPERATIONS, CONTINUED

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


NOTE E - INVENTORIES


The components of inventory consist of the following:

                                                   September 30,       March 31,
                                                     1996               1996
                                                     ----               ----
                                                          (In Thousands)
             Raw Materials                          $   847            $   661
                                                    -------            -------
             Finished Good and Work in Progress       1,445              1,784
                                                    $ 2,292            $ 2,445
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


NOTE G - LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                  September 30,               March 31,
                                                                                      1996                      1996
                                                                                      ----                      ----
                                                                                          (In Thousands)
Note payable; interest at bank prime plus 1/2%; or LIBOR rate plus 2 1/4%;
       payable $93,000 per month plus interest, maturing
 September, 1998 (see Plan Note I and II) ......................................   $     0                   $10,398

Bank line of credit, interest at bank prime plus 1/2%, or LIBOR rate plus 2%;
  interest payable monthly; principal maturing
  September, 1996 (see Plan Note I and II)......................................         0                    16,862

Notes Payable Bank (Plan Note I and II as described in Note C)..................    26,416                         0

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE G - LONG-TERM DEBT, CONTINUED


                                                                       September 30,   March 31,
                                                                          1996           1996
                                                                          ----           ----
(In Thousands)

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $500,000 discounted at 10%, with variable monthly payments
 until satisfied (see Note C) ..........................................      286          871

Other Notes and Agreements; interest and principal payable monthly and
 annual at various amounts through June 1998 ...........................      537          545
                                                                          -------      -------

Total Long-Term Debt ...................................................   27,239       28,676

Less Current Portion ...................................................     (190)        (168)

Subject to Compromise ..................................................        0      (28,158)
                                                                          -------      -------

LONG-TERM DEBT DUE AFTER 1 YEAR ........................................  $27,049      $   350
                                                                          =======      =======



     The following is a schedule by year of the principal payments required on these notes payable and long-term debts exclusive of debt subject to compromise as of September 30, 1996:


         (In Thousands)
1997 .........................  $    190
1998 .........................  $    347



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

     The following is operating information for these business segments for the three and six months ended September 30, 1996 and 1995:


                                                                Three Months Ended            Six Months Ended
                                                                  September 30,                September 30,
                                                             1996              1995        1996           1995
                                                             ----              ----        ----           ----
Revenue of each Segment:
        Medication Dispensing Systems                       $  3,331         $  2,875     $  6,617      $  5,603
        Clinical Laboratory Services                           1,424            1,413        3,020         2,653
                                                            --------         --------     --------      --------
Total Revenue                                               $  4,755         $  4,288     $  9,637      $  8,256
                                                            ========         ========     ========      ========

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE H - SEGMENT INFORMATION, CONTINUED




                                                                 Three Months Ended           Six Months Ended
                                                                    September 30,              September 30,
                                                               1996            1995         1996         1995
                                                               ----            ----         ----         ----
Operating Profit (Loss) of each Segment:
        Medication Dispensing Systems .................     $    925         $ (5,815)    $  1,615      $ (6,129)
        Clinical Laboratory Services ..................           96             (117)         250           (53)
                                                            --------         --------     --------      --------
Total Operating Profit (Loss) .........................     $  1,021         $ (5,932)    $  1,865      $ (6,182)
                                                            ========         ========     ========      ========

Depreciation and Amortization Expense
of each Segment:
        Medication Dispensing Systems .................     $    169         $    245     $    329      $    387
        Clinical Laboratory Services ..................           55              130          122           166
                                                            --------         --------     --------      --------
Total Depreciation and Amortization ...................     $    224         $    375     $    451      $    553
                                                            ========         ========     ========      ========

Identifiable Assets of each Segment:
        Medication Dispensing Systems .................     $  8,534         $ 17,788     $  8,534      $ 17,788
        Clinical Laboratory Services ..................        2,899            6,998        2,899         6,998
                                                            --------         --------     --------      --------
Total Assets ..........................................     $ 11,433         $ 24,786     $ 11,433      $ 24,786
                                                            ========         ========     ========      ========

Capital Expenditures of each Segment:
        Medication Dispensing Systems .................     $      9         $    154     $     45      $    285
        Clinical Laboratory Services ..................           62              -0-           64           -0-
                                                            --------         --------     --------      --------
Total Capital Expenditures ............................     $     71         $    154     $    109      $    285
                                                            ========         ========     ========      ========



NOTE I - CONDENSED COMBINED FINANCIAL INFORMATION

     The following condensed combined financial information represents the financial position and results of operation of the MTS debtors, MTS Packaging, Inc., MTS Laboratories, Inc. and MTS Sales and Marketing, Inc.:

                                                                                  MTS Debtors
                                                                                 (In Thousands)
                                                                Three Months Ended            Six Months Ended
                                                                   September 30,                September 30,
                                                               1996            1995         1996          1995
                                                               ----            ----         ----          ----
Balance Sheet Data:
   Current Assets .....................................     $  6,060         $  5,975     $  6,060      $  5,975
   Current Liabilities ................................          570            2,902          570         2,902
   Non-Current Assets .................................        4,023           13,364        4,023        13,364
   Non-Current Liabilities ............................           27              720          277            20
   Intercompany Payable (Receivable) ..................       11,703           13,728       11,703        13,728
   Stockholders Equity (Deficit) ......................       (2,467)           2,689       (2,467)        2,689

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE I - CONDENSED COMBINED FINANCIAL INFORMATION, CONTINUED

                                                                                  MTS Debtors
                                                                                 (In Thousands)
                                                                Three Months Ended            Six Months Ended
                                                                   September 30,                September 30,
                                                               1996            1995         1996          1995
                                                               ----            ----         ----          ----
Income Statement Data:
    Sales .............................................     $  4,110         $  3,996     $  8,469      $  7,825
    Cost of Sales .....................................        2,253            2,490        4,819         4,518
    Selling, General and Administrative ...............          794            1,486        1,568         2,787
    Loss on Early Retirement of Fixed Assets ..........          -0-            3,003          -0-         3,003
    Loss on Inventory Revaluation .....................          -0-              284          -0-           284
    Depreciation and Amortization .....................          190              270          388           407
    Interest, Net .....................................           11                2            1
                                                            --------         --------     --------      --------
      Total Costs and Expenses ........................     $  3,238         $  7,534     $  6,777      $ 11,000
                                                            --------         --------     --------      --------
    Income (Loss) from Continuing Operations
      Before Taxes ....................................     $    872         $ (3,538)    $  1,692      $ (3,175)
                                                            ========         ========     ========      ========



NOTE J - UNCERTAINTIES

     The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, certain conditions raised substantial doubt as to the Company's ability to continue as a going concern.

     On September 4, 1996 the Company's major subsidiaries emerged from bankruptcy. In addition, the Company was successful in restructuring its indebtedness with its principal secured lender. These events have contributed to the results of operation for the six months ended September 30, 1996, however, the ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, ability to generate sufficient cash flow from operations and the ability to obtain financing sources to meet future obligations. The plans of reorganization, which have been approved by the bankruptcy court, provide for a significant reduction in the amount of indebtedness which the Company owed to its secured lender and its other creditors. This reduction in indebtedness, in conjunction with a return to profitable operations, as well as continued cooperation from the suppliers of material and services has allowed the Company to operate efficiently to date.


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

     Six Months Ended September 30,


                                                                         Six Months Ended
                                                                             September 30,
                                                                        1996          1995
                                                                        ----          ----
Cash Paid:
    Interest ....................................................    $   -0-        $   567
    Income taxes (net of refund) ................................       (880)           -0-

Non-Cash Financing and Investing Activities:

Restructured Debt:
    Carrying value before reorganization ........................    $ 3,133        $   -0-
    Forgiveness (see Note B) ....................................      2,441            -0-
                                                                     -------        -------
    Adjusted carrying value .....................................    $   692        $   -0-
                                                                     =======        =======

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE L - INCOME TAXES

     As discussed in Note B, on September 4, 1996 the Chapter 11 plans of reorganization for four MTS debtors were approved by the Bankruptcy Court. This resulted in an approximate $2.4 million reduction in unsecured claims during the quarter ended September 30, 1996. The related income has been excluded from taxable income pursuant to Internal Revenue Code (IRC) Section 108 through the reduction of certain tax attributes including net operating losses. The current taxability of the potential debt forgiveness related to the secured bank claim is under review by management. The Company currently believes that such amounts, if any, would also be excluded from taxable income under IRC Section 108, again through a reduction of tax attributes including net operating losses.

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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

     Net sales for the three months ended September 30, 1996 increased 11% from $4,288,000 to $4,755,000 during the same period the previous year. The increase in net sales resulted primarily from an increase in revenues of 15.9% in the medication dispensing systems business segment. Revenues in this business segment increased as a result of additional installations of the Performance Pharmacy and Medication Management Systems. Revenues for the clinical laboratory services segment increased less than 1% in the second fiscal quarter of 1997 compared to 1996

     Cost of sales for the second fiscal quarter of 1997 were unchanged from the prior year resulting in an overall increase in gross margin of $471,000 (26%). Cost of sales as a percentage of sales decreased 52.4% in fiscal 1997 compared to 58.2% the prior year. The decrease in cost of sales as a percentage of sales was due primarily to the incremental profit margin contributed the additional installations of the Performance Pharmacy and Medication Management Systems. Cost of sales as a percentage of sales for the medication dispensing system segment was 50.7% compared to 63.7% the prior year. Cost of sales as a percentage of sales for the clinical laboratory services segment increased in fiscal 1997 to 56.4% from 52.2% the previous year. Reductions in Medicare reimbursement rates for services performed contributed to the decrease in gross margin for this segment.

     Selling, general and administrative expenses decreased $1,417,000 (48.6%) for the three months ended September 30, 1996 as compared to the prior year. The decrease resulted from cost reduction measurers which the Company instituted during its Chapter 11 reorganization. These cost reductions included significant reductions in sales and administrative personnel in the medication dispensing business segment and administrative personnel and services in the holding company. SG&A expenses decreased $425,000 in the medication dispensing business segment, $793,000 in the holding company and $199,000 in the clinical laboratory segment.

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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


Six Months Ended September 30, 1996 and 1995

     Net sales for the six months ended September 30, 1996 increased 16.7% from $8,256,000 to $9,637,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products, through wholesale distribution, increased installations of pharmacy systems by Performance Pharmacy Systems, Inc. and an increase in the number of physicians serviced by Medical Technology Laboratories, Inc. Revenues for the medication dispensing systems business segment increased 18% in fiscal 1997 compared to the previous year. Revenues for the clinical laboratory services segment increased 13.9% in fiscal 1997 compared to the previous year.

     Cost of sales for the six months ended September 30, 1996, increased $757,000 (16.5%) compared to the previous year. The increase resulted primarily from the increase in revenues in each business segment. Cost of sales as a percentage of sales was 55% in both fiscal 1997 and 1996. Cost of sales as a percentage of sales in the medication dispensing systems business segment decreased to 54.6% in fiscal 1997 from 56.4% the prior year primarily as a result of additional installations of systems. Cost of sales as a percentage of sales decreased to 57.7% in 1997 from 58.1% the prior year in the clinical laboratory segment primarily as a result of additional revenues realized in the first quarter which did not require increases in certain fixed operating costs.

     Selling, general and administrative expenses decreased $1,973,000 (41%) for the six months ended September 30, 1996 compared to the previous year. The decrease resulted from cost reduction measures the Company instituted during its Chapter 11 reorganization. SG&A expenses decreased $932,000 in the medication dispensing business segment, $940,000 in the holding company and $101,000 in the clinical laboratory segment.

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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


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

     Note C to the condensed consolidated financial statements outlines the Company's obligations pursuant to the plans of reorganization which were approved by the bankruptcy court. The Company's short-term and long-term liquidity is dependent on its ability to generate cash flow from operations. Accounts receivable and inventory levels are not expected to change significantly based upon the Company's current level of operation. There are no major capital equipment expenditures anticipated during this fiscal year.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) * 2.2 - Plan of Reorganization dated July 5, 1996 filed in the U.S. Bankruptcy Court by Vangard Labs, Inc.

       * 2.3 - Plan of Reorganization dated July 12, 1996 filed in the U.S. Bankruptcy Court by MTS Packaging Systems, Inc. and Medical Technology Laboratories, Inc.

       * 10.10 - Second Amended and Restated Loan and Security
         Agreement dated September 5, 1996 between SouthTrust Bank of Alabama and the Registrant.

      ** 27 - Financial Data Schedule as of September 30, 1996 (for SEC use only).

(B)      Form 8-K dated October 28, 1996 incorporated herein by reference.


 *     Previously filed.
**     Filed herewith.


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