Form 10-Q
period 1996-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-02-14
CIK 823560

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended December 31, 1996 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                     59-2740462
         --------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer ID Number)
incorporation or organization)


           12920 Automobile Boulevard, Clearwater, Florida  34622
           ------------------------------------------------------
                  (address of principal executive offices)

Registrant's telephone number, including area code:  (813) 576-6311
                                                     --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ----      ----

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X    NO ___________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding at December 31, 1996
                  -----                       --------------------------------
         Common Stock, $.01 par value                  5,903,788
         Preferred Stock, $.0001 par value             6,500,000

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                     INDEX

                                                                                                      Page
                                                                                                      ----
Part I - Financial Information
------------------------------


Item 1.  Financial Statements

         Consolidated Balance Sheets -
             March 31, 1996 and December 31,1996  . . . . . . . . . . . . . . . . . . . . . . . .      1


         Consolidated Statements of Operations -
             Three months and Nine months ended December 31, 1996 and 1995  . . . . . . . . . . .      2


         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
             Nine months ended December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .      3


         Consolidated Statements of Cash Flow -
             Nine months ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .      4


         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .    5 - 9



Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .   10 - 12


Part II - Other Information
---------------------------


Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . .     13



Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .     13



         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS
                                                                               December 31,               March 31,
                                                                                  1996                      1996
                                                                               ------------              ----------
                                                                               (Unaudited)
Current Assets:
         Cash..........................................................         $    1,076                 $     965
         Accounts Receivable, Net......................................              3,225                     3,260
         Income Taxes..................................................                  0                       880
         Inventories...................................................              2,418                     2,445
         Prepaids and Other............................................                134                       264
         Advances to Affiliates........................................                173                       -0-
                                                                                 ---------                 ---------

         Total Current Assets..........................................              7,026                     7,814

Property and Equipment, Net............................................              4,156                     4,917

Other Assets:
         Goodwill, Net.................................................                916                       971
         Product Development and Related Software, Net.................                391                       170
         Patents, Net..................................................                527                       565
         Other, Net....................................................                220                       232
                                                                                ----------                 ---------
         Total Other Assets............................................              2,054                     1,938
                                                                                ----------                 ---------

Total Assets...........................................................         $   13,236                 $  14,669
                                                                                ==========                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current Maturities of Long-Term Debt..........................         $      282                 $     168
         Accounts Payable-Trade and Accrued Liabilities................              1,556                     2,240
                                                                                ----------                 ---------
         Total Current Liabilities.....................................              1,838                     2,408

Liabilities Subject to Compromise......................................                -0-                    30,457

Long-Term Debt, Less Current Maturities................................             26,572                       350
                                                                                ----------                 ---------
Total Liabilities......................................................             28,410                    33,215
                                                                                ----------                 ---------

Stockholders' Equity (Deficit):
         Voting Preferred Stock........................................                  1                         1
         Common Stock..................................................                 59                        55
         Capital in Excess of Par Value................................              8,430                     8,320
         Retained Earnings (Deficit)...................................            (23,333)                  (26,591)
         Less: Treasury Stock..........................................               (331)                     (331)
                                                                                  --------                 ---------
         Total Stockholders' Equity (Deficit)  ........................            (15,174)                  (18,546)
                                                                                  --------                 ---------

Total Liabilities and Stockholders' Equity ............................         $   13,236                 $  14,669
                                                                                ==========                 =========

a) Liabilities Subject to Compromise consist of the following:
         Secured Debt..................................................         $      -0-                 $  28,158
         Trade and Other Miscellaneous Claims .........................                -0-                     2,299
                                                                                ----------                 ---------
                                                                                $      -0-                 $  30,457
                                                                                ==========                 =========



The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)

                                                                        Three Months Ended         Nine Months Ended
                                                                           December 31,               December 31,
                                                                      1996           1995          1996            1995
                                                                      ----           ----          ----            ----
Revenue:

   Net Sales and Services . . . . . . . . . . . . . . . .        $  4,624        $  4,084       $ 14,264        $ 12,340

Costs and Expenses:

   Cost of Sales  . . . . . . . . . . . . . . . . . . . .           2,433           2,332          7,773           6,913
   Selling, General and Administrative  . . . . . . . . .           1,847           2,572          4,685           7,382
   Loss on Early Retirement of Fixed Assets . . . . . . .             -0-             -0-            -0-           3,000
   Project and Product Development  . . . . . . . . . . .             -0-             -0-            -0-           1,574
   Loss on Inventory Revaluation  . . . . . . . . . . . .             -0-             -0-            -0-             513
   Depreciation and Amortization  . . . . . . . . . . . .             343             313          1,023           1,017
   Interest, Net  . . . . . . . . . . . . . . . . . . . .             (23)            621            (33)          1,799
                                                                 --------        --------       --------        --------

               Total Costs and Expenses . . . . . . . . .           4,600           5,838         13,448          22,198
                                                                 --------        --------       --------        --------
Income (Loss) from Continuing Operations Before Income
   Taxes and Extraordinary Gain . . . . . . . . . . . . .              24          (1,754)           816          (9,858)

   Income Tax (Benefit) . . . . . . . . . . . . . . . . .             -0-             -0-            -0-            (353)
                                                                 --------        --------       --------        --------

Income (Loss) from Continuing Operations Before
   Extraordinary Gain . . . . . . . . . . . . . . . . . .              24          (1,754)           816          (9,505)

Income (Loss) from Discontinued Operations, Net of
   Income Tax . . . . . . . . . . . . . . . . . . . . . .             -0-            (675)           -0-          (5,108)
                                                                 --------        --------       --------        --------

Net Income (Loss) Before Extraordinary Gain . . . . . . .        $     24        $ (2,429)      $    816        $(14,613)


Extraordinary Gain - Adjustment of debt upon emergence
   from Bankruptcy  . . . . . . . . . . . . . . . . . . .             -0-             -0-          2,441             -0-
                                                                 --------        --------       --------        --------

Net Income (Loss)   . . . . . . . . . . . . . . . . . . .        $     24        $ (2,429)      $  3,257        $(14,613)
                                                                 ========        ========       ========        ========


Net Earnings (Loss) per Common Share (Primary and Fully
  Diluted)
   Continuing Operations  . . . . . . . . . . . . . . . .        $    .00        $   (.44)      $    .14        $  (2.38)
   Discontinued Operations  . . . . . . . . . . . . . . .             .00            (.17)           .00           (1.28)
   Extraordinary Gain . . . . . . . . . . . . . . . . . .             .00             .00            .43             .00
                                                                 --------        --------       --------        --------
   Net Income (Loss)  . . . . . . . . . . . . . . . . . .        $    .00        $   (.61)      $    .57        $  (3.66)
                                                                 ========        ========       ========        ========

Weighted average Common Shares outstanding  . . . . . . .           5,904           3,993          5,677           3,993
                                                                 ========        ========       ========        ========



The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED DECEMBER 31, 1996
                        (In Thousands Except Share Data)
                                  (Unaudited)




                                                                         COMMON STOCK
                                        ---------------------------------------------------------------------------------------

                                        Number             $.01      Capital in        Retained
                                          of                Par       Excess of        Earnings           Treasury
                                        Shares            Value       Par Value        (Deficit)            Stock         Total
                                        ------            -----    ------------     -------------         ----------     ------
Balance, March 31,1996  . . .          5,485,335          $   55       $8,320         $(26,591)            $(331)       $(18,547)

Net Income for Three Months
 Ended June 30, 1996  . . . .                                                              363                               363
                                  ----------------------------------------------------------------------------------------------
Balance, June 30, 1996  . . .          5,485,335          $   55       $8,320         $(26,228)            $(331)       $(18,184)

Stock Issued  . . . . . . . .            458,453               4          110                                                114

Net Income for Three Months
 Ended September 30, 1996 . .                                                            2,871                             2,871
                                  ----------------------------------------------------------------------------------------------
Balance, September 30, 1996 .          5,943,788          $   59       $8,430         $(23,357)            $(331)       $(15,199)
                                  ----------------------------------------------------------------------------------------------
Net Income for Three Months
 Ended December 31, 1996  . .                                                               24                                24
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 1996  .          5,943,788          $   59       $8,430         $(23,333)            $(331)       $(15,175)
                                  ==============================================================================================



                                                               VOTING PREFERRED STOCK
                                         ------------------------------------------------------------

                                         Number        $.0001
                                             of           Par
                                         Shares         Value
                                         ------        ------
Balance, March 31, 1996                 6,500,000       $    1                                    $          1
                                        ---------        -----                                       ---------


Balance, September 30, 1996             6,500,000       $    1                                    $          1
                                        ---------        -----                                       ----------

Balance, December 31, 1996              6,500,000       $    1                                    $          1
                                        ---------        -----                                       ----------

Total Stockholders' Equity (Deficit),
  December 31, 1996                                                                              $    (15,174)
                                                                                                  ============


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (Unaudited)


                                                                                                Nine Months Ended
                                                                                                    December 31,
                                                                                                  1996         1995
                                                                                                  ----         ----
OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 3,257  $ (9,505)

Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided (Used) by Operating Activities:
  Depreciation and Amortization.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,023     1,017
  Loss on Disposal of Fixed Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-     3,000
  Project and Product Development Expenses, Net . . . . . . . . . . . . . . . . . . . . .              -0-     1,174
  Extraordinary Gain  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,441)      -0-

  (Increase) Decrease in:
     Accounts Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               35        20
     Income Taxes Receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              880       -0-
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               27       (95)
     Prepaid Expenses and Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .              (31)      (63)
  Increase (Decrease) in:
     Accounts Payable and Other Accrued Liabilities . . . . . . . . . . . . . . . . . . .             (688)    2,422
     Income Taxes Payable and Deferred Taxes  . . . . . . . . . . . . . . . . . . . . . .              -0-       177
                                                                                                   -------  --------
Total Adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,195)    7,652
                                                                                                   -------  --------
Net Cash Provided (Used) by Continuing Operations . . . . . . . . . . . . . . . . . . . .            2,062    (1,853)
                                                                                                   -------  --------
Net Cash Provided by Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . .              -0-       327
                                                                                                   -------  --------
INVESTING ACTIVITIES
   Expended for Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .             (136)     (781)
   Expended for Software Development  . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-      (242)
   Expended for Product Development . . . . . . . . . . . . . . . . . . . . . . . . . . .             (249)     (325)
   Expended for Patents and Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .              -0-    (1,301)
                                                                                                   -------  --------
   Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . . . . . . . . .             (385)   (2,649)
                                                                                                   -------  --------

FINANCING ACTIVITIES
   Payments on Notes Payable, Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . .           (1,680)  (20,202)
   Net Proceeds from Line of Credit . . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-    24,109
   Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              114         5
                                                                                                   -------  --------
   Net cash (Used) Provided by Financing Activities . . . . . . . . . . . . . . . . . . .           (1,566)    3,912
                                                                                                   -------  --------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              111      (263)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              965       613
                                                                                                   -------  --------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,076  $    350
                                                                                                   =======  ========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended March 31, 1996.


NOTE B - PRODUCT LINE INFORMATION

         The following table illustrates the revenue contributed by the Company's two product lines for the three and nine months ended December 31, 1996:

                                                                     Revenue by Product Line
                                                        Three Months Ended                  Nine Months Ended
                                                           December 31,                        December 31,
                                                      1996                1995              1996            1995
                                                      ----                ----              -----           ----
Medication Dispensing Systems                       $3,069              $2,795            $9,689           $8,398
Clinical Laboratory Services                         1,555               1,289             4,575            3,942
                                                    ------              ------            ------           ------

                                                    $4,624              $4,084           $14,264          $12,340
                                                    ======              ======           =======          =======

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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


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

         The adjustment of unsecured claims resulted in a reduction of the amount of these claims in the amount of $2,441,000. This amount has been classified as an extraordinary gain in the Company's consolidated statement of operations and statement of cash flow for the nine months ended December 31, 1996.

         In addition to the plans of reorganization, the Company has instituted cost reduction measures which have contributed significantly to the profitable results of operation for the nine months ended December 31, 1996. The plans of reorganization were prepared based upon estimated levels of revenue and expenses which management determined to be reasonable. Based upon these estimates, management believes that the repayment obligations which are part of the plans of reorganization can be met, however, there can be no assurances that this will occur.


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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


NOTE D - DISCONTINUED OPERATIONS, CONTINUED

operation. A liquidating plan of reorganization for Vangard Labs, Inc. was confirmed by the Bankruptcy Court on September 4, 1996. The liquidating plan provides for Vangard Labs, Inc. to be sold and the proceeds from the sale will be paid to the Company's bank in accordance with Plan Note I referred to in Note B.

         Attempts to sell Vangard Labs, Inc. have been unsuccessful to date. Certain operating expenses have continued to be incurred by Vangard Labs, Inc. in order to maintain a minimum staff of personnel and perform stability tests on the drugs which are held in inventory. These ongoing stability tests are required by the FDA. The Company, in cooperation with its bank, have provided funds to pay the operating expenses. As of December 31, 1996, the amount owed to the Company by Vangard Labs, Inc. is $173,332 and is included in the Company's consolidated balance sheet as advances to affiliates. In the event of a sale of Vangard Labs, Inc. the Company expects to recover the full amount of these advances.

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


NOTE E - INVENTORIES

         The components of inventory consist of the following:

                                                                       December 31,          March 31,
                                                                          1996                 1996
                                                                      ------------           ----------
                                                                                (In Thousands)
                          Raw Materials                                 $     870            $     661
                          Finished Good and Work in Progress                1,548                1,784
                                                                        ---------            ---------
                                                                        $   2,418            $   2,445
                                                                        =========            =========

         Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE F - EARNINGS PER SHARE

         The Company calculates its fully diluted earnings per share under the modified treasury stock method. The utilization of the modified treasury stock method for the nine months ended December 31, 1996 is antidilutive. As such, the Company has presented its fully diluted earnings per share based upon the weighted average number of shares outstanding.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)


NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               December 31,         March 31,
                                                                                   1996                1996
                                                                                  -----                ----
                                                                                        (In Thousands)
Note payable; interest at bank prime plus 1/2%; or LIBOR rate plus
   2 1/4%; payable $93,000 per month plus interest, maturing
   September, 1998 (see Plan Note I and II)  . . . . . . . . . . . . . . .      $        0           $  10,398

Bank line of credit, interest at bank prime plus 1/2%, or LIBOR rate plus 2%; interest payable monthly; principal maturing
   September, 1996 (see Plan Note I and II). . . . . . . . . . . . . . . .               0              16,862


Notes Payable Bank (Plan Note I and II as described in Note C)  . . . . . .         26,141                   0

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $500,000 discounted at 10%, with variable monthly payments
   until satisfied (see Note C)   . . . . . . . . . . . . . . . . . . . . . .          286                 871


Other Notes and Agreements; interest and principal payable monthly and
   annual at various amounts through June 1998  . . . . . . . . . . . . . . .          427                 545
                                                                                ----------           ---------

Total Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,854              28,676


Less Current Portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (282)               (168)


Subject to Compromise . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0             (28,158)
                                                                                ----------           ---------

LONG-TERM DEBT DUE AFTER 1 YEAR . . . . . . . . . . . . . . . . . . . . . . .   $   26,572           $     350
                                                                                ==========           =========



         The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of December 31, 1996:



                               (In Thousands)
           1997  . . . . . . . . . . . . . . . . . . . . .  $    282
           1998  . . . . . . . . . . . . . . . . . . . . .  $    160



         The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles. The prime rate at December 31, 1996 was 8.25%.



NOTE H - UNCERTAINTIES

         The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As discussed in the Company's Form 10-K/A for the fiscal year ended March 31, 1996, certain conditions raised substantial doubt as to the Company's ability to continue as a going concern.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)



NOTE H - UNCERTAINTIES, CONTINUED

         On September 4, 1996 the Company's major subsidiaries emerged from bankruptcy. In addition, the Company was successful in restructuring its indebtedness with its principal secured lender. These events have contributed to the results of operation for the nine months ended December 31, 1996, however, the ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, ability to generate sufficient cash flow from operations and the ability to obtain financing sources to meet future obligations. The plans of reorganization, which have been approved by the bankruptcy court, provide for a significant reduction in the amount of indebtedness which the Company owed to its secured lender and its other creditors. This reduction in indebtedness, in conjunction with a return to profitable operations, as well as continued cooperation from the suppliers of material and services has allowed the Company to operate efficiently to date.


NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                                  1996            1995
                                                                                  ----            ----
         Cash Paid:
                 Interest . . . . . . . . . . . . . . . . . . . . . . . .        $     -0-       $  1,388
                 Income taxes (net of refund) . . . . . . . . . . . . . .             (880)           -0-

         Non-Cash Financing and Investing Activities:

            Restructured Debt:
                 Carrying value before reorganization . . . . . . . . . .        $   3,133       $    -0-
                 Forgiveness (see Note B) . . . . . . . . . . . . . . . .            2,441            -0-
                                                                                 ---------       --------
                 Adjusted carrying value  . . . . . . . . . . . . . . . .        $     692       $    -0-
                                                                                 =========       ========

NOTE J - INCOME TAXES

         As discussed in Note B, on September 4, 1996 the Chapter 11 plans of reorganization for four MTS debtors were approved by the Bankruptcy Court. This resulted in an approximate $2.4 million reduction in unsecured claims during the nine months ended December 31, 1996. The related income has been excluded from taxable income pursuant to Internal Revenue Code (IRC) Section 108 through the reduction of certain tax attributes including net operating losses. The current taxability of the potential debt forgiveness related to the secured bank claim is under review by management. The Company currently believes that such amounts, if any, would also be excluded from taxable income under IRC Section 108, again through a reduction of tax attributes including net operating losses.

         The remaining taxable income for the quarter and the nine months ended December 31, 1996 has been substantially offset by the existing net operating loss carryforwards.

         At December 31, 1996, the Company has net operating losses available of approximately $20,000,000, subject to any reductions related to the resolution of the above matter (see paragraph one). A tax benefit has not been recorded for these losses since it is not yet more likely than not that these benefits will be realized by reducing future taxable income.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

         This report contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "except," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer action and other factors discussed in this report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

         Net sales for the three months ended December 31, 1996 increased 13.3% from $4,084,000 to $4,624,000 during the same period the previous year. The increase in net sales resulted primarily from increases in revenues of 20.6% in the Company's clinical laboratory services business segment which resulted from an increase in the number of physicians serviced. Revenues in the Company's medication dispensing business segment increased 9.8% in the third fiscal quarter of 1997 compared to the same quarter of 1996. This increase is attributable to increased sales of both disposable medication punch cards by MTS Packaging Systems, Inc. as well as medication dispensing systems sold by Medication Management Systems, Inc.

         Cost of sales for the three months ended December 31, 1996 increased 4.3% from $2,332,000 to $2,433,000 during the same period the prior year. The increase in cost of sales resulted primarily from an increase in total revenue. Cost of sales as a percentage of sales decreased to 52.6% from 57.1% the prior year. The decrease was primarily due to a decrease in cost of sales in the medication dispensing business segment. Cost of sales as a percentage of sales for this segment was 48.3% compared to 60.2% the prior year. The decrease resulted from incremental gross profit margin contributed by additional medication dispensing system installations and disposable punch card sales. Cost of sales as a percentage of sales increased in the third quarter of fiscal 1997 to 61.1% from 50.3% the prior year in the clinical laboratory segment. Reductions in Medicare reimbursement policies for services performed contributed to the decrease in gross margin for this segment.

         Selling, general and administrative expenses decreased $725,000 (28.1%) for the three months ended December 31, 1996 as compared to the prior year. The decrease resulted from cost reduction measures which the Company instituted during its Chapter 11 reorganization. These cost reductions included significant reductions in sales and administrative personnel in the medication dispensing business segment and administrative personnel and services in the holding company. SG&A expenses decreased $525,000 in the medication dispensing business segment, $126,000 in the holding company and $74,000 in the clinical laboratory segment.

         Depreciation and amortization expense increased $30,000 (9.6%) for the three months ended December 31, 1996. The increase resulted from a reduction in the estimated useful lives of property and equipment.

         Interest expense for the three months ended December 31, 1996 was eliminated as a result of the modification and restructuring of the bank debt. Until such time that the Company's principal, interest and other cash payments exceed the carrying value of the bank debt, no interest expense will be recognized (see Note B to the financial statements). Accordingly, all cash payments of interest will be accounted for as reductions of the carrying amount of the debt. As a result, interest payments of $275,000, which were payable by the Company during the three months ended December 31, 1996, have been applied toward the principal amount of the debt.

         Net income from continuing operations and before extraordinary items for the three months ended December 31, 1996 was $24,000 compared to a loss of $1,754,000 in the prior year. The increase in net income resulted from increases in revenue and gross profits, and reductions in selling, general and administrative expenses, and interest expense

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


Nine Months Ended December 31, 1996 and 1995

         Net sales for the nine months ended December 31, 1996 increased 15.6% from $12,340,000 to $14,264,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products, through wholesale distribution, increased installations of pharmacy systems by Performance Pharmacy Systems, Inc. and an increase in the number of physicians serviced by Medical Technology Laboratories, Inc.
Revenues for the medication dispensing systems business segment increased 15.3% in fiscal 1997 compared to the previous year. Revenues for the clinical laboratory services segment increased 16.1% in fiscal 1997 compared to the previous year.

         Cost of sales for the nine months ended December 31, 1996, increased $860,000 (12.4%) compared to the previous year. The increase resulted primarily from the increase in revenues in each business segment. Cost of sales as a percentage of sales was 54.5% in fiscal 1997 compared to 56.0% the prior year. Cost of sales as a percentage of sales in the medication dispensing systems business segment decreased to 52.4% in fiscal 1997 from 56.2% the prior year. The decrease resulted from incremental gross profit margin contributed by additional medication dispensing system installations and disposable punch card sales. Cost of sales as a percentage of sales increased to 58.8% in 1997 from 55.6% the prior year in the clinical laboratory segment primarily as a result of reductions in Medicare reimbursement policies for services performed.

         Selling, general and administrative expenses decreased $2,697,000 (36.5%) for the nine months ended December 31, 1996 compared to the previous year. The decrease resulted from cost reduction measures the Company instituted during its Chapter 11 reorganization. SG&A expenses decreased $1,449,000 in the medication dispensing business segment, $1,073,000 in the holding company and $175,000 in the clinical laboratory segment.

         Depreciation and amortization expense decreased $16,000 (.6%) for the nine months ended December 31, 1996 compared to the previous year.

         Interest expense was eliminated during the nine months ended December 31, 1996 compared to $1,799,000 the previous year. The reasons for the elimination of interest expense during the nine months ended December 31, 1996 are substantially the same as those outlined in the comparative quarterly discussions.

         Net income from continuing operations and before extraordinary items was $816,000 for the nine months ended December 31, 1996 compared to a net loss of $9,505,000 the previous year. The reasons for the increase in net income from continuing operations for the nine months ended December 31, 1996 are substantially the same as those outlined in the comparative quarterly discussions.

         Extraordinary income for the nine months ended December 31, 1996 was $2,441,000 which represents the adjustment of the unsecured claims held by the creditors of the Company's subsidiaries pursuant to the plans of reorganization approved by the bankruptcy court.

 LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from continuing operations for the nine months ended December 31, 1996 was $2,062,000 compared to $1,853,000 used during the previous year. Cash was provided from continuing operations primarily as a result of profitable operations and the receipt of income tax refunds.

         Investing activities utilized $385,000 during the nine months ended December 31, 1996 compared to $2,649,000 the previous year. The decrease resulted from the fact that the Company significantly reduced its capital equipment and project development activities as compared to the prior year.

         Financing activities used $1,566,000 during the nine months ended December 31, 1996 compared to providing $3,912,000 the previous year. The Company made certain payments amounting to approximately $450,000 to its secured lender during the first three months of fiscal 1997 as part of the Chapter 11 reorganization of its principal subsidiaries. These payments were authorized by the Bankruptcy Court as adequate protection for the secured lender pursuant to a continuing order which allowed the

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


Company to utilize the collateral as a Debtor in Possession under the jurisdiction of the Bankruptcy Court. In addition, the Company paid $750,000 on or about September 4, 1996 pursuant to its restructured loan agreement with its secured lender which is discussed in Note B included in the Company's condensed consolidated financial statements contained herein. In addition, the Company began to pay interest on its outstanding bank indebtedness in October 1996. These payments have reduced the carrying value of the Company's bank debt as outlined in Note C to the condensed consolidated financial statements.

         The Company had working capital of $5,188,000 as of December 31, 1996 and has no other source of working capital other than that which is generated from operations.

         Included in the Company's working capital is $250,000 which has been placed in escrow with the Company's legal counsel to be utilized for the first payment to unsecured creditors, claims and other administrative costs pursuant to the plans of reorganization of the Company's principal subsidiaries.

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

         The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As discussed in the Company's Form 10-K/A for the fiscal year ended March 31, 1996, certain conditions raised substantial doubt as to the Company's ability to continue as a going concern.

         On September 4, 1996 the Company's major subsidiaries emerged from bankruptcy. In addition, the Company was successful in restructuring its indebtedness with its principal secured lender. These events have contributed to the results of operation for the nine months ended December 31, 1996, however, the ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, ability to generate sufficient cash flow from operations and the ability to obtain financing sources to meet future obligations.

PART II  -  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Annual Meeting of the Shareholders of the Company was held on November 21, 1996. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy, and John Stanton were elected directors of the Company for one year terms with 4,319,307 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock voting in favor, 4,228 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 178,705 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) 27 - Financial data schedule as of December 31, 1996 (for SEC use only) (filed herewith).




SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 13th day of February, 1997.

                                        MEDICAL TECHNOLOGY SYSTEMS, INC.



                                        By:   /s/ Michael P. Conroy
                                           ----------------------------------
                                           Michael P. Conroy
                                           Vice President & Chief Financial
                                           Officer