Form 10-K
period 1997-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-07-02
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ----------

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended            MARCH 31, 1997
                            ----------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For transition period from                          to
                                 ------------------------    ------------------
                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                    Delaware                                 59-2740462
                    --------                             ------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

 12920 Automobile Boulevard, Clearwater, Florida                34622
 -----------------------------------------------                -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting Common Stock held by non-affiliates was $3,200,000 as of June 25, 1997.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. /X/ Yes / / No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 5,957,173 as of June 25, 1997.

Documents Incorporated by Reference

Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's stockholders to be held on September 10, 1997, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 55 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                      INDEX


                                                                                                                   PAGE
                                                                                                                   ----
PART I

Item                1. Business..........................................................................          1-10
                    2. Properties........................................................................            10
                    3. Legal proceedings.................................................................         10-12
                    4. Submission of matters to a vote of security holders...............................            12

PART II

Item                5. Market for registrant's common equity and related
                       stockholder matters...............................................................         13-14
                    6. Selected financial data...........................................................            15
                    7. Management's discussion and analysis of financial
                       condition and results of operations...............................................         16-20
                    8. Financial statements and supplementary data.......................................            21
                    9. Changes in and disagreements with accountants on accounting
                       and financial disclosure..........................................................            21

PART III

Item               10. Directors and executive officers of the Registrant................................            22
                   11. Executive compensation............................................................            22
                   12. Security ownership of certain beneficial
                       owners and management.............................................................            22
                   13. Certain relationships and related transactions....................................            22

PART IV

Item               14. Exhibits, financial statements, schedules and reports on Form 8-K.................         23-24


INDEX TO FINANCIAL STATEMENTS............................................................................            25

SIGNATURES...............................................................................................            51


                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

      Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 1.  BUSINESS

Introduction

      Medical Technology Systems, Inc., a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company operating through a number of separate subsidiaries, including MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc., Performance Pharmacy Systems, Inc., Medication Management Systems, Inc., MTS Sales and Marketing, Inc. and Medication Management Technologies, Inc. These subsidiaries provide a diverse line of proprietary medication dispensing systems, laboratory services and clinical information systems to the health care industry. The Company also had ownership interests in Vangard Labs, Inc. and Glasgow Pharmaceutical Corporation during fiscal 1997. Each of those subsidiaries, however, is being reported as a discontinued operation.

      MTS Packaging Systems, Inc. ("MTS Packaging"), primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes and assisted living facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process utilizes technologically advanced integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

      Medical Technology Laboratories, Inc. ("MTL") was formed as a result of the acquisition and combination of Clearwater Medical Services and Clinical Diagnostic Centers during fiscal year 1992. MTL conducts anatomical services and testing of blood, tissue and other body fluids for hospitals, physicians and other health care providers in Florida. On March 17, 1995, MTL purchased the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory, including the right, title and interest in the customer accounts associated with Tampa Pathology Laboratory and the right to service and continue sales of clinical laboratory services to these customers. The purchase agreement provided for a purchase price of approximately $1.4 million. In connection with its reorganization, the Company negotiated to reduce the purchase price to $500,000. See "Item 3. Legal Proceedings."

      The Company acquired a majority of the common stock of Performance Pharmacy Systems, Inc. ("Performance Pharmacy") on November 9, 1992. Performance Pharmacy develops and sells pharmaceutical software systems for hospitals and nursing homes for in-house pharmacy use.

      The Company formed Medication Management Systems, Inc. ("MMS") during fiscal year 1995. MMS was formed to expand the hospital pharmacy management software (the "Performance Pharmacy System"), which has been sold to approximately 130 hospitals throughout the United States. MMS has further developed its MedServ product line of computerized medication dispensing systems to interface with the Performance Pharmacy System. The MedServ product line consists of MedServ FS(TM) (inventory control of floor stocked items) and MedServ EMAR(TM) (electronic medication administration record) for electronic charting of patients scheduled medications. The Company believes it has developed a comprehensive solution to enhanced documentation of medication use within the hospital environment. The Company is not aware of any other products that address this important health care need with the same level of system integration.

      On March 10, 1995, the Company established MTS Sales and Marketing, Inc. ("MTS Sales"). This subsidiary was established to provide administrative support and sales and marketing services to the other subsidiaries.

      A subsidiary of the Company, Medication Management Technologies, Inc. ("MMT"), which was formed in January 1994, entered into an Agreement and Plan of Merger with Cygnet Laboratories, Inc. ("Cygnet") on April 24, 1997, which became effective on June 20, 1997. Cygnet, which is located in Campbell, California, develops, markets and supports an obstetrical information system that creates an automated data collection environment for hospitals and other obstetric facilities. Cygnet's principal product is used by health care providers to collect, chart and archive patient related clinical information at the point of care. Prior to the merger with Cygnet, MMT had no material business operations. MMT will assume the liabilities of Cygnet as a result of the merger and Cygnet will discharge its obligations to its sole secured creditor. MMT will continue the existing royalty arrangement with this creditor. The royalty agreement is dependent solely on future sales. MMT will assume substantial liabilities and intends to negotiate with the remaining creditors of Cygnet with a view toward restructuring these liabilities. There can be no assurance that MMT will be successful in restructuring these liabilities. In the event that MMT is not able to restructure these liabilities, it may seek protection under Chapter 11 of the United States Bankruptcy Code.

      The Company acquired all of the Common Stock of Vangard Labs, Inc. ("Vangard") on June 1, 1992. Vangard suspended operations in January 1996. Vangard, now identified as a discontinued operation for financial reporting purposes, previously packaged and sold oral solid unit-dose generic drugs to hospital and nursing home institutional pharmacies effective March 31, 1997 (formal closing April 17, 1997). The Company sold certain assets of Vangard Labs, Inc. on April 17, 1997 to an unrelated third party. The terms of the agreement of sale provided for the payment to the Company of $3.1 million in cash and the assumption of certain liabilities by the buyer. The $3.1 million received by the Company was used to reduce debt. See "Item 3.
Legal Proceedings."

      On November 3, 1993, the Company signed a joint venture agreement to create Glasgow Pharmaceutical Corporation ("GPC") for the purpose of marketing and selling pharmaceutical products to the long-term health care industry. GPC is owned 50% by Vangard and 50% by Creighton Pharmaceuticals Corporation ("Creighton"), a wholly owned subsidiary of Sandoz Pharmaceuticals Corporation ("Sandoz"). The GPC joint venture was created to provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. The principal product of GPC was MedCard, which was a medication punch card that could be prefilled with oral solid generic and brand name drugs. Operations of GPC commenced in May 1994 and were suspended in January 1996 along with the operations of Vangard. The Vangard asset sale agreement did not include GPC. The Company has no immediate plans to resume operations of GPC. GPC does not have any material assets or liabilities.

      The principal executive offices and manufacturing facilities of the Company are located at 12920 Automobile Boulevard, Clearwater, Florida 34622 and the Company's telephone number is (813) 576-6311.

Segments

      The Company maintains two business segments, medication dispensing systems and clinical laboratory services. MTS Packaging, MMS and Performance Pharmacy contribute to the revenues generated by the medication dispensing systems business segment. MTL contributes to the clinical laboratory services business segment revenues.

      The following is operating information for these industry segments for the years ended March 31:


                                                       1997            1996             1995
                                                   ------------   --------------   ---------------
                                                                  (In Thousands)

Revenue:
      Medication Dispensing Systems                $    13,134    $      11,900    $       11,252
      Clinical Laboratory Services                       6,113            5,152             3,578
                                                   -----------    -------------    --------------
Total Revenue                                      $    19,247    $      17,052    $       14,830
                                                   ===========    =============    ==============

Operating Profit (Loss):
      Medication Dispensing Systems                $     2,040    $     (12,550)   $        3,269
      Clinical Laboratory Services                         136           (4,443)              307
                                                   -----------    --------------   --------------
                                                         2,176          (16,993)            3,576
      Corporate                                         (2,161)          (7,624)           (5,692)
                                                   ------------   --------------   --------------
Total Operating Profit (Loss)                      $        15    $     (24,617)   $       (2,116)
                                                   ===========    ==============   ==============

Depreciation and Amortization Expense:
      Medication Dispensing Systems                $       684    $       1,411    $          616
      Clinical Laboratory Services                         250              579               183
                                                   -----------    -------------    --------------
                                                           934            1,990               799
      Corporate                                            447              692               261
                                                   -----------    -------------    --------------
Total Depreciation and Amortization                $     1,381    $       2,682    $        1,060
                                                   ===========    =============    ==============

Identifiable Assets:
      Medication Dispensing Systems                $     6,944    $       8,024    $       18,009
      Clinical Laboratory Services                       2,560            2,551             5,887
                                                   -----------    -------------    --------------
                                                         9,504           10,575            23,896
      Corporate                                          3,039            4,094             8,602
                                                   -----------    -------------    --------------
Total Identifiable Assets                          $    12,543    $      14,669    $       32,498
                                                   ===========    =============    ==============

Capital Expenditures:
      Medication Dispensing Systems                $       215    $         774    $        2,244
      Clinical Laboratory Services                          67                2               600
                                                   -----------    -------------    --------------
                                                           282              776             2,844
      Corporate                                             25               21               159
                                                   -----------    -------------    --------------
Total Capital Expenditures                         $       307    $         797    $        3,003
                                                   ===========    =============    ==============

Impairment of Long-Lived Assets:
      Medication Dispensing Systems                $       -0-    $      12,662    $        3,471
      Clinical Laboratory Services                         -0-            3,759               800
                                                   -----------    --------------   --------------
Total Impairment of Long-Lived Assets              $       -0-    $      16,421    $        4,271
                                                   ===========    ==============   ==============


Events Leading to the Chapter 11 Filing

      During the second quarter of fiscal 1996, the Company recorded losses and write-downs, which impacted its earnings. These adjustments included a $1.2 million charge relating to the obsolescence of an early version of the Company's computerized medication dispensing product and an additional charge of approximately $500,000 relating to the valuation of certain inventory and project development costs.

      During the third quarter of fiscal 1996, Creighton terminated its relationship with the GPC joint venture. The revenues attributable to the joint venture for the fiscal years ending March 31, 1995 and 1996 were $258,000 and $1,127,000, respectively. The Company's interest in this joint venture has been treated as a discontinued operation for financial reporting purposes. As a result of the termination, the Company recorded a $4.6 million write-off of its investment in GPC. In addition to the terminated joint venture expense, the Company recorded a related valuation allowance in the amount of approximately $505,000 on inventory carried in Vangard, which had been acquired for the joint venture. As a direct result of the joint venture termination, the Company re-evaluated its position in the medication packaging market. The Company determined that the automated manufacturing equipment associated with the MTS Packaging business should be more fully utilized in order to remain competitive. The early retirement of portions of the older and less automated equipment resulted in a $3.0 million charge against earnings.

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

      During the fourth quarter of fiscal 1996, the Company filed voluntary petitions for relief under Chapter 11 for four of its subsidiaries, MTS Packaging, MTL, Vangard and MTS Sales (collectively, the "MTS debtors"). Trading of the Company's common stock on The NASDAQ National Market ("NASDAQ") was discontinued on February 8, 1996 for failure to meet the requirements for continued inclusion in the NASDAQ. Since February 1996, the Company's stock has traded on the NASD OTC Bulletin Board (the "Bulletin Board"). On September 4, 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan of Reorganization").

      Because of the events described above, the Company's working capital and borrowing capacity were extremely limited. The Company ultimately decided to suspend most project development activities, incurring substantial write-offs of the suspended project costs.

Plans of Reorganization

      Plans of reorganization for MTS Packaging and MTL were submitted to the Bankruptcy Court on May 16, 1996. A plan of reorganization was submitted for Vangard on July 15, 1996. The Bankruptcy Court approved all plans of reorganization at a confirmation hearing on September 4, 1996.

      Inherent in a successful plan of reorganization is a capital structure that permits a debtor to generate sufficient cash flow to meet its restructured obligations and fund its current obligations. The rights and ultimate payments to prepetition creditors were substantially altered under the Plan of Reorganization.

      In connection with the filings of the MTS debtors, the Company entered into a Bankruptcy Court approved agreement with its lenders to permit continued use of cash collateral, primarily accounts receivables and inventories, to conduct its business. The Bankruptcy Court protection provided by the filings for the MTS debtors allowed the resumption of normal business operations, which have continued after confirmation of the Plans of Reorganization.

Products/Services

      MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a 30 day supply of a patient's medication.

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

      The retail price of the Company's medication packaging machinery ranges from $650 to $120,000 depending upon the degree of automation and options requested by a customer. The Company's punch cards typically sell from $155 to $225 per 1,000 cards, depending upon the size, design, quality and volume of cards ordered by a customer. To date, the Company has placed approximately 970 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and medication carts. These products and ancillary supplies are designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $265,000 in unshipped orders as of June 30, 1997.

      Through MMS, the Company offers a proprietary computer-based pharmacy management system for hospitals called Performance Pharmacy System. The primary emphasis of this system is to provide the hospital pharmacist with a comprehensive collection of automated tools for completing day-to-day activities in an efficient manner. The system performs important medication management responsibilities and sophisticated drug therapy monitoring and documentation. The system also provides hospital pharmacists with the ability to process physicians' medication orders quickly and accurately. The organization of screens, use of overlapping windows, in-process access to multiple files and other user friendly techniques make the Performance Pharmacy System an attractive and functional hospital pharmacy software system. Performance Pharmacy System pricing starts at approximately $30,000, which includes hardware, software, training and pre-loaded drug files. To date, approximately 130 Performance Pharmacy Software Systems have been installed with users. The Company believes that the market for such systems is favorable. However, the Company has reduced the carrying value of such assets due to the lack of financing and other uncertainties that might preclude further development of the system.

      Also within MMS, the Company has developed the MedServ product line which consists of MedServ FS (inventory control of floor stocked items) and MedServ EMAR (electronic medication administration record) for electronic charting of patients scheduled medications. MedServ has been specifically designed for use in hospital and nursing home facilities. With its unique hardware and customized software programs, the MedServ system's objective is to introduce controls and audit trails to reduce the likelihood of medication errors while providing a more efficient option to paperwork documentation within the hospital. This computer based system automatically logs all activity and allows integration with existing information systems. As nurses make rounds, MedServ can move with them providing finger tip "touch screen" access to important patient and prescription information. The benefits include accurate patient billing, reduced probability of missed dosages and medication errors, and reduction of burdensome paperwork documentation. Further benefits include improved drug accountability, curtailed pilferage and better inventory control through "proof-of-use" management. It also supports the clinical pharmacist's activities by identifying dosing compliance.

      Currently, the MedServ product has not been made widely available to the health care industry. MedServ FS has been installed in 20 hospitals and the pre-released version of MedServ EMAR system is in testing.

      MTL provides clinical laboratory testing services. The analytical tests of blood, tissues and other bodily fluids that it provides are typical of diagnostic laboratories and the facilities presently have no particular specialization in any of its testing procedures and services. MTL performs in-house over 95% of the testing routinely ordered by physicians for their patients, which typically includes chemistry, hematology, serology, urinalysis and bacteriology.

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

      Medication Management Systems, Inc.
           MedServe EMAR
      MTS Packaging Systems, Inc.
           Approximately 12 new punch card packaging and dispensing systems

      Throughout fiscal 1997, the Company has dedicated a limited amount of resources to complete development of MedServ EMAR and approximately seven punch card packaging and dispensing systems. The continued development of these projects is dependent upon the Company's ability to generate sufficient cash flow from operations. In order for the Company to maximize its market opportunities for these projects, it may require capital which might not be available to the Company.

Manufacturing Processes

      MTS Packaging has developed integrated punch card manufacturing equipment that will accomplish the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. The Company's equipment produces finished cards in one eight hour shift that previously took one week using conventional methods. This represents a substantial reduction in time over conventional punch card manufacturing systems. The Company has two machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures machines, which are utilized by its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified time period.

      During 1996, the Company disposed of all production equipment and tooling it no longer was utilizing in its manufacturing processes because of its conversion to automated equipment, which resulted in a charge of $8.3 million against earnings. The Company uses automated fabrication equipment to produce its medication packaging machinery. All essential components of the machines are manufactured by the Company without reliance on outside vendors.

      MTS Packaging is dependent on a number of suppliers for the raw materials essential in the production of its products. The Company believes that relations are adequate with its existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. The inability to obtain raw materials on a timely basis and on acceptable terms may have an impact on the future performance of the Company.

      MMS integrates computer hardware into its MedServ product line and then installs its proprietary software. All hardware is purchased from outside vendors but is common to many suppliers. The Company believes its proprietary software adds substantial value to the product, primarily because of the Company's extensive knowledge of hospital pharmacy management practices derived from the more than 130 installations of the Performance Pharmacy System.

      MTL primarily relies upon sophisticated diagnostic testing equipment to evaluate bodily fluid samples. The Company has upgraded its laboratory equipment through the acquisition of automated analyzers. Each analyzer is capable of performing 36 different tests on up to 160 patients per hour. The testing categories performed by such machinery include bacteriology, chemistry, hematology, serology and urinalysis. MTL provides services and as a result, is not dependent upon a supply of raw materials; however, certain disposable supplies are utilized to perform services. Revenue derived from services is dependent upon referrals by physicians.

      Performance Pharmacy develops and sells software systems. It is not dependent upon a supply of raw materials; however, the development and software support services provided are dependent upon the subsidiary's ability to attract and retain qualified personnel who are experienced in computer software matters.

      As a result of the Company's financial condition, as well as the Chapter 11 filings of the MTS debtors, many of the suppliers of raw materials to the Company's subsidiaries have required that purchases be made on a COD basis or payment in advance. The Company's ability to obtain raw materials is, therefore, dependent upon the amount of cash that the Company has available.

      MTS Packaging believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of 2 - 3 days.

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

      The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies serve from 250 to 20,000 nursing home beds per location and many serve the home health care marketplace as well.

      The Company has begun selling its MedServ product line, which is a computerized medication dispensing system, to hospitals throughout the United States. The Company believes this technology is attractive to hospitals because it provides the opportunity for the hospital to reduce medication dispensing and administration errors. Approximately 2,500 of the more than 6,000 acute care and specialty care hospitals throughout the United States currently have computerized medication dispensing systems. Most of those 2,500 hospitals utilize floor stock systems for inventory control in primarily the emergency room, operating room or in areas where narcotic floor stock was previously stored. Thus, there is an opportunity within most of those 2,500 hospitals for systems, such as the Company's MedServ EMAR, that can adequately administer a patient's regularly scheduled medications. The floor stock systems that have been installed are primarily justified by reducing inventory shortages and decreasing "lost billings" rather than reducing or eliminating medication errors. As of June 25, 1997, the Company had 20 MedServ hospital installations within the U.S. The Company expects that pricing for MedServ products will range from $25,000 to $800,000 for a hospital installation depending on the number of beds and service level requirements. The Company believes that the market for such systems currently is favorable.

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

Competition

      The pharmacies that supply prescription medicines to nursing homes and hospitals are the primary market for the Company's products. This market is highly competitive. There are several competitors that presently market other systems utilizing punch cards. The Company believes it is the industry leader in the automation of packaging and sealing of solid medications into punch cards. The Company believes that products developed by the Company's competitors are not as efficient as the Company's systems because they are not as automated. The Company's method of dispensing medication replaces more traditional dispensing methods such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of the Company's competitors have been in business longer and have substantially greater resources than the Company. The Company's medication dispensing systems are relatively new and there can no assurance that the Company will be able to compete effectively with traditional methods of dispensing medication or other punch card systems.

      The Company's primary competitors for medication dispensing systems are Drug Package, Inc., PCI/Trans Aid, Inc. and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes

MTS Packaging from its competitors'. Manual systems are capable of only filling and sealing 30-45 disposable medication punch cards per hour. The Company's new automated packaging machinery can fill and seal up to 720 disposable medication cards per hour. This is important because many of the Company's customers are consolidating and require higher productivity to meet their growing market share.

      MMS faces intense competition within the hospital marketplace for both its Performance Pharmacy management systems and its MedServ products. For pharmacy management systems, competitors include dominant hospital information system vendors such as HBO & Company, SMS Corporation, MEDITECH, Inc. and other major corporations. Also included are pharmacy management systems providers such as Cerner Corporation, Mediware Information Systems, Inc. and Health Care Services, Inc. Among suppliers of automated dispensing systems to hospitals, the Company will be competing with such major companies as Pyxis Corporation, a subsidiary of Cardinal Health Inc., Baxter International, Inc., Diebold Incorporated and others for its new MedServ product line. Although the Company believes it provides superior technological systems, there can be no assurance that it will be able to effectively compete with companies that have more financial resources or established market distribution channels.

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

      There can be no assurance that any additional patents will be granted with respect to the Company's medication dispensing or information systems and products or that any patent issued, or that may be issued in the future, will ultimately provide meaningful protection from competition.

      MTL does not presently benefit from any proprietary technology. The Company has completed a program to upgrade to more technologically advanced equipment for the delivery of diagnostic information to its customers.

Regulation

      Certain subsidiaries of the Company are subject to various federal, state and local regulations with respect to their particular businesses. The Company believes that it currently is in compliance with these regulations.

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

      The operations of MTL are subject to Medicare reimbursement requirements and restrictions imposed by the Social Security Act as administered by HCFA. Recent regulatory changes directly affect the way Medicare reimburses for laboratory services. Medicare only pays for laboratory services if the lab facility is certified under the Clinical Laboratory Improvement Act of 1988. The Company's operation of MTL complies with this federal legislation.

      Most clinical laboratory procedures are paid from laboratory fee schedules issued by individual Medicare carriers or intermediaries. Laboratory services are paid based upon a national fee schedule modified by local economic factors. Medicare carriers pay laboratory claims on a reasonable fee basis. In the case of laboratory tests, the recommended fee is the lesser of the fee schedule or the national caps on the actual billed amounts. Most laboratory tests must be billed on an assigned basis. This means that the provider must accept the Medicare reimbursement as payment in full for a laboratory test. Medicare patients are not billed for the additional amount. In addition, Florida has adopted legislation that limits billing for laboratory services to 120% of the allowable Medicare reimbursement.

      It is impossible for the Company to predict the extent to which its operations will be effected under the laws and regulations described above or any new regulations which may be adopted by regulatory agencies.

Employees

      As of June 25, 1997, the Company employed 225 persons full time. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

      The Company leases a 62,000 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the Clearwater/St. Petersburg International Airport at 12920 Automobile Boulevard. The Company's corporate administrative and marketing offices, MMS and Performance Pharmacy and the manufacturing facilities for MTS Packaging are located at this location. The lease expires on April 15, 1999. The Company's current monthly lease payments are approximately $21,000. The premises are generally suited for light manufacturing and/or distribution. Currently the Company is operating at two-thirds of actual manufacturing capacity.

      The Company leases approximately 5,200 square feet at approximately $2,500 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 1999. This space is used by the Ohio Label business acquired by the Company in 1989. This business is now part of MTS Packaging.

      The Company leases approximately 3,300 square feet of space for MTL located in Pinellas County, Florida. This lease expires on April 1, 2002, with monthly rents not in excess of $5,046.

ITEM 3. LEGAL PROCEEDINGS

      The Company was not involved in any litigation which, in the opinion of management, would have a material adverse effect on the Company's financial position. As more fully described in the last paragraph of Note 15 to the consolidated financial statements, the Company is disputing a proposed assessment by the State of Florida, Department of Revenue.

      On January 3, 1996, three of the Company's subsidiaries, MTS Packaging, MTL and MTS Sales, filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On February 22, 1996, Vangard filed a voluntary petition for relief under Chapter 11 in the same jurisdiction.

      On September 4, 1996, the Plans of Reorganization for the MTS debtors were confirmed by the Bankruptcy Court. As part of the Plans of Reorganization for the MTS debtors, certain liabilities were compromised by creditors of the Company as follows:

      Secured Claims (Bank) - Bank notes payable, line of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, were combined and restructured into two separate promissory notes.

      Plan Note I, in the stated principal amount of approximately $27.0 million, provided for a portion of the principal amount, $15.0 million, to be due and payable as follows:

      a) Interest at the rate of 7.5% for a period of two years ending September 1, 1998.

      b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding remaining principal amount of the $15,000,000 debt is due and payable in full . The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

      Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of confirmation of the Plans of Reorganization. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

      Plan Note I further provided that the net proceeds from the sale of Vangard, would be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount were required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provided that the full stated principal amount of approximately $28 million would be due and payable upon the occurrence of specified major events of default.

      Effective March 31, 1997, the stated principal amount of Plan Note I was reduced to $15.0 million. Thereby, permanently removing any contingent amount due including the additional $12 million principal amount, except for the mandatory prepayments for any capital transactions. As a result of this modification and the receipt of the proceeds of the sale of Vangard, the Company realized during the fourth quarter and for the year an extraordinary gain of approximately $8.2 million, after the mandatory payment from the Vangard sales proceeds of approximately $3.1 million.

      The remaining portion of extraordinary gain reported in the Company's statement of operations, $1,800,000, relates to the forgiveness of the Company's prepetition debt by its unsecured creditors.

      Plan Note I contains certain financial covenants including prohibiting the Company from exceeding a maximum consolidated tangible deficit, maintaining various financial ratios and limits the amount of capital expenditures. In addition, Plan Note I requires the bank's approval of the payment of dividends and the borrowing of any additional amounts from other parties.

      Unsecured Claims (Trade Creditors) - The holders of approximately $2.3 million of trade and other miscellaneous claims elected to receive payment of their claims under one of the three options provided for in the Plans of Reorganization.

      Unsecured Claims (Other) - In March 1995, the Company entered into an agreement relating to the acquisition of certain clinical laboratory accounts for MTL. The Company reached a compromise with the seller which reduced the acquisition indebtedness to $500,000 from approximately $1.4 million.

      The adjustment of unsecured claims, of the Plans of Reorganization have been classified as an extraordinary gain in the Company's consolidated statement of operations and statement of cash flow for the year ended March 31, 1997.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Price Range of the Company's Securities

      Prior to February 9, 1996, the Company's common stock traded on NASDAQ. Trading of the Company's common stock on NASDAQ was discontinued on February 9, 1996 for failure to meet the requirements for continued inclusion on NASDAQ. Since that time, the Company's Common Stock has traded on the over-the-counter market. The table below sets forth the range of high and low bid information for the Company's common stock for the periods indicated, as reported by NASDAQ quotation system for each quarter through the third quarter of fiscal year 1996 and by the Bulletin Board for the fourth quarter of 1996 and for each quarter of fiscal year 1997. Over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                      High                Low
                                                                   -----------        ------------
1997 Fiscal Year
----------------
      First Quarter                                                $    1             $     1/4
      Second Quarter                                                    1 3/8               7/16
      Third Quarter                                                     1 1/16              9/16
      Fourth Quarter                                                    1                  17/32


1996 Fiscal Year
----------------
      First Quarter                                                $    9 1/8         $   4 5/8
      Second Quarter                                                    6 1/16            4 5/8
      Third Quarter                                                     6                   3/4
      Fourth Quarter                                                    1 3/16              3/16

      The Company's warrants to purchase the Company's common stock are traded through the National Quotation Bureau, LLC. The table below sets forth the range of high and low bid information for the Company's warrants for the periods indicated. Over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                                        High               Low
                                                                    -----------       ------------

1997 Fiscal Year
----------------
      First Quarter                                                       *                 *
      Second Quarter                                                      *                 *
      Third Quarter                                                       *                 *
      Fourth Quarter                                                      *                 *


1996 Fiscal Year
----------------
      First Quarter                                                $    3             $     7/8
      Second Quarter                                                    1 1/2              11/16
      Third Quarter                                                     1 1/8               1/32
      Fourth Quarter                                                      1/32              1/32


     *Quotations not available. The last reported bid for the Company's warrants occurred on January 4, 1996. At that time the bid price was 1/32.

      As of June 24, 1997, there were approximately 4,000 holders of record of the Company's common stock.

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


                                                                          YEARS ENDED MARCH 31,
                                                        -----------------------------------------------------------
                                                            (In Thousands, Except Earnings Per Share Amounts)
Income Statement Data:                                    1997         1996        1995          1994         1993
----------------------                                    ----         ----        ----          ----         ----
Sales................................................   $19,247    $  17,052    $ 14,830      $ 12,301     $ 10,858
Cost of Sales and Other Expenses.....................   $19,232    $  41,669    $ 16,946      $  9,367     $  8,052
Income (Loss) from Continuing Operations
 Before Cumulative Effect of Accounting Change.......   $    15    $ (22,717)   $ (1,272)     $  1,856     $  1,740
Income (Loss) from operations of Discontinued
 Operations..........................................    (2,800)      (6,634)         16           762          552
Gain on Forgiveness of Debt of Discontinued
 Operations.........................................      3,500          -0-         -0-           -0-          -0-
Estimated gain (Loss) on Disposal of Discontinued
 Operations..........................................     2,200       (5,229)        -0-           -0-          -0-
Extraordinary Gain on Debt Forgiveness...............    10,097          -0-         -0-           -0-          -0-
Cumulative Effect of Accounting
 Change for FASB No. 109.............................       -0-          -0-         -0-           543          -0-
                                                        -------    ---------    --------       -------     --------
Net Income (Loss)....................................   $13,012    $ (34,580)   $ (1,256)      $ 3,161     $  2,292
                                                        =======    =========    ========       =======     ========
Primary Net Earnings (Loss) Per Share:
 From Continuing Operations..........................   $   .00    $   (5.60)   $   (.32)      $   .48     $    .46
Income (Loss) from Discontinued Operations...........       .51        (2.92)        .00           .20          .15
Cumulative Effect of Accounting Change
 For FASB No. 109....................................       .00          .00         .00           .14          .00
Extraordinary Gain on Debt Forgiveness...............      1.76          .00         .00           .00          .00
                                                        -------    ---------    --------      --------     --------
Net Earnings (Loss) Per Share                           $  2.27    $   (8.52)   $  (0.32)     $    .82     $    .61
                                                        =======    =========    ========      ========     ========
Average Common Shares                                     5,737        4,059       3,974         3,879        3,789
 Outstanding





                                                                              AT MARCH 31,
                                                        -----------------------------------------------------------
                                                                             (In Thousands)
Balance Sheet Data:                                       1997        1996        1995         1994         1993
-------------------                                     --------   --------    ---------      --------     --------
Net Working Capital..................................   $  3,989   $  5,406    $   5,410      $  1,695     $  1,899
Assets...............................................     12,543     14,669       44,243        33,018       25,527
Short-Term Debt......................................        310        168        1,165           979          654
Long-Term Debt.......................................     15,459        350       23,224        10,588        7,227
Stockholders' Equity (Deficit).......................     (5,416)   (18,546)      15,640        16,853       13,655
Liabilities Subject To Compromise....................        -0-     30,457          -0-           -0-          -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      During fiscal year 1997, the Company returned its focus to its core business. The Chapter 11 filings of the MTS debtors were concluded in the second quarter of fiscal year 1997. The confirmation of the Plan of Reorganization was done in connection with the successful negotiation of a ten-year agreement with the Company's principal lender.

      During fiscal year 1996, operating losses and limited working capital necessitated a thorough review of all operations and an assessment of the carrying value of all assets. Stringent measures were taken in the fourth quarter to preserve the Company's assets and core businesses.

      During the fourth quarter of fiscal 1996, the Company's principal operating subsidiaries filed voluntary petitions under Chapter 11. The Bankruptcy Court approved the Plan of Reorganization eight months later on September 4, 1996. The Company's intent in such filings was a reorganization of its underlying businesses, the restructuring of indebtedness with its principal lenders and protection of the interests of its stockholders.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Revenues

      Net sales for the fiscal year ended March 31, 1997 increased 12.9% to $19.2 million from $17.0 million the prior fiscal year. Revenues for the medication dispensing system segment increased 10.4% and revenues for the clinical laboratory services segment increased 18.7%. The increase in revenue for the medication dispensing system segment resulted primarily from increases in sales of disposable medication punch cards. The continued focus of marketing efforts on wholesale distribution of disposables has contributed significantly to the increase in revenue. In addition, the Company added several national accounts, customers who are significant long-term care pharmacy providers. The increase in revenues for the clinical laboratory segment resulted primarily from the greater sales and marketing efforts, which have increased the number of physicians serviced by the laboratory.

Cost of Sales and Services

      Cost of sales for the year ended March 31, 1997 increased 1% to $10.7 million from $10.6 million in the prior year. Cost of sales as a percentage of sales decreased to 55.9% from 62.5%. Cost of sales as a percentage of sales for the medication dispensing segment decreased to 54.6% in fiscal 1997 compared to 62.0% in the prior year. The decrease resulted primarily from the incremental gross margin contributed by increases in the sales of disposable punch cards. Cost of sales for the clinical laboratory segment decreased to 58.5% in fiscal 1997 compared to 62.8% the prior year. The incremental profit margin realized from increased revenues in the laboratory business contributed significantly to the reduction of costs of services as a percentage of revenue. These services did not require the addition of any material amount of fixed costs.

Selling, General and Administrative Expenses ("SG&A")

      SG&A expenses for the year ended March 31, 1997 decreased 24.2% to $6.5 million compared to $8.5 million the prior year. The decrease resulted primarily from reductions in corporate overhead expense of approximately $2.0 million.
The Company implemented cost reduction measures during fiscal 1997 as part of its overall reorganization efforts including reductions in personnel and other overhead expenses. The reductions were partially offset by increases in sales and marketing expenses concomitant with increases in revenue in both the medication dispensing segment and the clinical laboratory segment.

Depreciation and Amortization

      Depreciation and amortization expense decreased 48.5% to $1.4 million in fiscal 1997 from $2.7 million the prior year. The Company reduced the estimated useful lives of its property and equipment in fiscal 1996 to reflect technical changes. These changes resulted in additional depreciation in 1996 of $589,000. In addition, during 1996, the Company reduced the carrying value of certain long-lived assets which had been impaired. As a result of these reductions, depreciation and amortization expense was reduced in fiscal 1997 compared to the prior year.

Interest Expense

      Interest expense decreased 65.0% to $609,000 in fiscal 1997 from $1.7 million in the prior year. The decrease resulted primarily from the reduction in indebtedness which the Company realized as a result of the restructured debt with its secured lenders, and the suspension of interest payments during the Chapter 11 proceedings. Interest expense for fiscal 1997 would have been approximately $1.1 million higher if payments had been required during the Chapter 11 proceedings.

Income Taxes

     In 1996, the Company recognized an income tax benefit of $1.9 million from the use of net operating loss carrybacks. In 1997, no income tax expense or benefit was recognized as taxes on income from continuing operations, discontinued operations and extraordinary items were offset by the net operating loss carryforward. See Note 15 to the financial statements.

Gain on Disposal of Discontinued Operations

      The Company completed the sale of certain assets of Vangard Labs, Inc. effective March 31, 1997. The Company received $3.1 million for the assets. In addition, the buyer assumed approximately $700,000 in liabilities. As a result of the sale the Company realized a gain of approximately $2.2 million.

Extraordinary Gain on Forgiveness of Debt

      The Company's principal subsidiaries emerged from Chapter 11 during fiscal 1997. The Plans of Reorganization provided for a reduction of the amounts owed to both secured and unsecured creditors. The reduction, less certain expenses relating to the reorganization, has been recognized as an extraordinary gain.

RESTRUCTURING CHARGES

      The Company recognized significant restructuring charges in fiscal 1996. No further restructuring charges were required in 1997.

Loss from Discontinued Operations

The Company elected to treat Vangard as a discontinued operation due to management's decision to dispose of the business. Vangard was managed by a plan Trustee approved by the Bankruptcy Court (see Note 3 to the Consolidated Financial Statements). The loss incurred by Vangard was $2.8 million in 1997 compared to a loss of $06.6 million in 1996.

Gain on Forgiveness of Debt of Discontinued Operation

The Plan of Reorganization of Vangard provided for a reduction of the amounts owed to unsecured creditors. In addition, certain past petition loans made to Vangard were forgiven by its bank. The reductions and the forgiveness of debt has been recognized as a gain on forgiveness of debt of discontinued operations.

Product Development

      Throughout fiscal 1997, the Company has dedicated a limited amount of resources to complete development of MedServ EMAR and approximately seven punch card packaging and dispensing systems. The continued development of these projects is dependent upon the Company's ability to generate sufficient cash flow from operations. In order for the Company to maximize its market opportunities for these projects, it may require capital which might not be available to the Company on terms acceptable to the Company. The Company's inability to continue development of these projects may have a material impact on its ability to remain competitive and could have a material impact on its future operation.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Revenues

      Net sales for continuing operations for the fiscal year ending March 31, 1996 increased 15.0% to $17.1 million from $14.8 million in the prior fiscal year. The increase was primarily attributable to a 44.0% increase in revenues experienced by the clinical laboratory business segment which resulted from improved sales and marketing efforts, as well as the acquisition of additional accounts from Tampa Pathology Laboratory. The Company's medication dispensing system business segment experienced a 5.8% increase in revenue primarily as a result of the Company's decision to focus its sales and marketing efforts through the wholesale distribution channel.

Cost of Sales and Services

      Cost of sales for the fiscal year ending March 31, 1996, increased 37.5% to $10.7 million from $7.8 million in the prior year. The increase was primarily due to increased revenues experienced by both the clinical laboratory and medication dispensing business segments. Cost of sales, as a percentage of sales, increased from 52.3% in fiscal year 1995 to 62.5% in fiscal year 1996. Cost of sales for the clinical laboratory segments increased to 62.8% in 1996 from 47.9% the prior year. The costs incurred by the clinical laboratory relating to the testing of patient specimens which are performed by outside contractors, as well as the operating costs of the patient service centers, increased in fiscal year 1996. The clinical laboratory was not able to pass on these additional costs to the insurance providers, primarily Medicare. In addition, the cost of manufacturing punch cards and medication dispensing systems increased due to increases in raw material and labor costs. The cost of sales increased to 62.0% from 53.8% for this segment.

Selling, General and Administrative Expenses ("SG&A")

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

      During the first and second quarters of fiscal year 1996, the Company added administrative and sales personnel to accommodate anticipated growth in its medication dispensing system business segment. The increase in SG&A expenses for this business segment was approximately $3.2 million. Also, additions were made in the staff and information systems of the holding company to improve the administrative, accounting, and information support systems. The increase in SG&A expenses for the holding company was $1.2 million. In addition, the Company incurred one-time charges for severance and related employee separation costs of approximately $600,000.

Product Development

      The Company had a significant number of projects underway to develop new products during fiscal year 1996 and 1995. These projects were primarily being developed within the medication dispensing system business segment. The most significant projects were as follows:

      Medication Management Systems, Inc.
           MedServe EMAR
      MTS Packaging Systems, Inc.
           Approximately 12 new punch card packaging and dispensing systems

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

Restructuring Charges

      The Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive review of the Company's operations. As a result of this review, during the fiscal year ended March 31, 1996, the Company recognized the following restructuring charges (In Thousands):


          Loss on Early Retirement of Fixed Assets            $  8,329
          Loss on Inventory Revaluation                          1,510
                                                              --------
                                                                 9,839
          Chapter 11 Reorganization Charges:
          Product Development and Software Costs                 4,605
          Goodwill Write-down                                    2,937
          Terminated Joint Venture                                 550
          Professional Fees                                        103
                                                              --------
                                                                 8,195
                                                              --------

          Total From Continuing Operations, including
          $16,421 of impairment losses                          18,034
                                                              --------

          Loss on Disposal of Discontinued Operations            5,229
                                                              --------

          Total Restructuring Charges                         $ 23,263
                                                              ========


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

Loss from Discontinued Operations

      The Company elected to treat Vangard as a discontinued operation because of management's decision to dispose of the business. The loss incurred by Vangard was $6.6 million 1996; there was no loss from discontinued operations in 1995.

Interest Expense

      Interest expense for the fiscal year ending March 31, 1996 increased 21.6% to approximately $1.7 million from $1.4 million the prior year. This increase primarily resulted from an increase in debt. The Company discontinued accruing interest on its secured debt effective January 3, 1996 due to its Chapter 11 filing. The amount of interest that was not accrued was $609,000, had this amount been accrued, the total interest payments for 1996 would have been $2.3 million.

Income Taxes

      The Company realized an income tax benefit of $1.9 million for the year ended March 31, 1996, primarily as a result of the net operating loss compared to an income tax benefit of approximately $844,000 million in 1995. A portion of this loss has been carried back to recover taxes paid in previous years. In addition, the unused portion of $17.8 million will be carried forward to offset future taxable income. The Company recorded a valuation allowance in the amount of approximately $6.9 million to offset entirely the deferred tax asset related to the net operating loss carryforward.

Going Concern Uncertainty

      Certain events and the Company's financial results and condition in 1996, as described in Notes 1, 2, and 3 of the notes to the consolidated financial statements and elsewhere in this Form 10-K, resulted in the Company's auditors, including an explanatory paragraph in their auditors report dated June 20, 1996 on the 1996 financial statements as to a going concern uncertainty. During 1997, as explained herein, and in other sections of this Form 10-K, the Company's operating and financial condition has improved. The Company successfully emerged from bankruptcy, restructured its primary bank debt, disposed of its discontinued operation, and improved the operation of its core business. The auditors report dated June 24, 1997 on the 1997 financial statements does not include the discussion of a going concern uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net income of $13.0 million in fiscal 1997 compared to a net loss of $34.6 million the prior year. Cash provided from continuing operations was $1.6 million in fiscal 1997 compared to cash used of $899,000 the prior year. The increase in cash provided from continuing operations resulted primarily from positive cash flow from operations, income tax refunds, and reductions in accounts receivable and inventory.

      Investing activities used $584,000 in fiscal 1997 compared to $2.9 million in fiscal 1996. The decrease resulted from the fact that the Company significantly reduced its capital equipment expenditures and product development activities in 1997. The reduction was necessitated by the limited capital resources available to the Company.

      Financing activities used $1.3 million in fiscal 1997. The Company made principal payments on long term debt of $1.4 million.

      The Company had working capital of $4.0 million at March 31, 1997 and had no source of additional working capital other than that which is generated from operations.

      Included in the Company's working capital is $250,000 which has been placed in escrow with the Company's legal bankruptcy counsel to be utilized for the first payment to unsecured creditors claims and other administrative costs pursuant to the Plan of Reorganization.

      In March 1996, the Company entered into a Severance Agreement with its former Chief Financial Officer, Gerald Couture. As part of that agreement, the Company acknowledged that it owed Mr. Couture past-due compensation in the amount of $32,789. Pursuant to the Severance Agreement, the parties agreed that the Company would deliver to Mr. Couture furniture valued at $4,886 in partial settlement of the past-due compensation. Additionally, the Company paid Mr. Couture $14,883 and applied $13,000 against amounts Mr. Couture owed to the Company to fully satisfy the past due compensation obligation. The Company also agreed to pay Mr. Couture severance compensation in the amount of $450,000, payable in sum certain amounts though June 16, 1998. The Company, in its sole discretion, has the option of paying such severance compensation in Common Stock of the Company.

      The Company's short-term and long-term liquidity is dependent on its ability to generate cash flow from operations. Accounts receivable and inventory levels are not expected to change significantly based upon the Company's current level of operation. The Company believes that cash generated from operations will be sufficient to meet its capital expenditure and working capital needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are contained at the end of this report.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 23, 1996, the Board of Directors of the Registrant approved the engagement of Grant Thornton LLP ("Grant Thornton") as its independent auditors for the fiscal year ended March 31, 1997 to replace Pender, Newkirk & Company ("Pender Newkirk") who were dismissed as auditors of the Registrant effective October 23, 1996. The Company reported the change of auditors in a Form 8-K (the "Form 8-K") filed with the Securities and Exchange Commission on October 28, 1996.

      In connection with the audits of the Registrant's consolidated financial statements for the fiscal years ended March 31, 1995 and 1996, and in the subsequent interim period, there did not exist any disagreements between the Registrant and Pender Newkirk on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Pender Newkirk, would have caused Pender Newkirk to have referred to the subject matter of disagreement in its report.

      On June 20, 1996, Pender Newkirk issued its Independent Auditors' Report relating to the Company's consolidated financial statements for the fiscal year ended March 31, 1996. This report contained a paragraph indicating that certain conditions raised substantial doubt as to the Company's ability to continue as a going concern and that the Company's consolidated financial statements had been prepared assuming that the Company would continue as a going concern.

      Prior to the engagement of Grant Thornton, no member of that firm was consulted by the Registrant (i) for the purpose of obtaining a written report or oral advice with regard to the application of accounting principles to a specified transaction of the Registrant, either completed or proposed, (ii) regarding an inquiry as to the type of audit opinion that may be rendered on the Registrant's financial statements or (iii) regarding any matter that was the subject of a disagreement with Pender Newkirk or which constituted a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.

      By letters dated October 25, 1996, copies of the Form 8-K were delivered to Pender Newkirk and to Grant Thornton for their comment. Pender Newkirk's response stating its agreement with the above facts was filed as an exhibit to the Form 8-K.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 10, 1997.


ITEM 11:  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 10, 1997.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 10, 1997.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Stockholders to be held on September 10, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


              (a)    The following documents are filed as part of this report:
        1. and 2.    The Financial Statements and schedule filed as part of this report are listed separately in the
                     Index to Financial Statements beginning on page 25 of this report
               3.    For Exhibits, see Item 14(c) below. Each management
                     contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.20, 10.21,10.22, 10.23, 10.24 and 10.25 of Item 14(c) below.
              (b)    No reports on Form 8-K have been filed by the Company
                     during the last quarter of the year ended March 31, 1997
              (c)    List of Exhibits:
           (9)2.1    Agreement and Plan of Merger - Medication Management Technologies, Inc. and Cygnet
                     Technologies, Inc.
           (9)2.2    Sale Agreement Vangard Labs, Inc. and NLS Healthcare, Inc.
            **3.1    Articles of Incorporation and Amendments thereto
          *3.1(a)    Amendment to  Articles of Incorporation increasing authorized Common Stock to
                     25,000,000 from 15,000,000 shares
            **3.2    Bylaws of the Company
             *4.1    Form of Warrant from July 1992 Offering
         **4.1(a)    Form of Initial Offering Warrant from January 1988 Offering
            **4.2    Designation of Rights, Preferences and Limitations of Voting Preferred Stock
           **10.1    Business Lease between Leslie A. Rubin, Limited, as Lessor and the Company as Lessee
                     dated March 1987
           **10.2    Siegel Family Revocable Trust Agreement
       (8)10.2(a)    Amendment and Restated Siegel Family Revocable Trust Agreement
       (8)10.2(b)    Siegel Family Limited Partnership Agreement
        **10.3(a)    Agreements and Assignments of Patent Rights between Harold B. Siegel and the Siegel
                     Family Revocable Trust
        **10.3(b)    License Agreement between the Company and the Siegel Family Revocable Trust
        **10.3(c)    Assignment of Trade Names, Licenses, and Accounts Receivable from DRG Consultants,
                     Inc. to the Company
           **10.4    Agreement for Sale of Stock between Lawrence E. Steinberg and the Company dated
                     April 27, 1987
           **10.5    Warrant Agreement between Lawrence E. Steinberg and the Company dated April 27,
                     1987
           **10.6    Warrant Agreement between Overseas Group and the Company dated May 8, 1987
           **10.7    Option Agreement between the Siegel Family Revocable Trust and Lawrence E. Steinberg
                     dated December 18, 1987
          ***10.8    Pilot Project and Option Agreement between Sandoz and the Company
         ****10.9    Documents relating to the acquisition of the business of Ohio Label & Packaging Inc. dated
                     November 3, 1989
           *10.10    Agreement among Company, Trust and Harold B. Siegel
                     regarding modification to royalty arrangements and issuance of Common Stock and retirement of preferred stock dated
                     September 2, 1990
         (1)10.11    Acquisition and financing documents relating to Clearwater Medical Services, Inc.


         (2)10.12    Acquisition and financial documents relating to Clearwater Diagnostic Center, Inc.
         (3)10.13    Stock Purchase Agreement for Vangard Labs, Inc.
         (4)10.14    Warrant Agreement between Ladenburg Thalman & Co. and the Company
         (5)10.15    Loan and Security Agreement dated December 1, 1992 with Daiwa Bank, Limited
         (6)10.16    Amended and Restated Loan and Security Agreement dated September 28, 1993 with
                     SouthTrust Bank of Alabama
         (7)10.17    First Amendment to Amended and Restated Loan and Security
                     Agreement dated April 25, 1994 with SouthTrust Bank of
                     Alabama
         (7)10.18    Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at
                     12920 and 12900 Automobile Boulevard, Clearwater, Florida
         (7)10.19    Lease effective August 2, 1993 by and between C & C Park Building and Medical
                     Technology Systems, Inc. for property located at 21540 Drake Road, Strongville, Ohio
         (7)10.20    Form of 1994 Stock Option Plan
         (7)10.21    Form of Employment Agreement for Todd Siegel and Gerald Couture
         (7)10.22    Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement
         (7)10.23    Form of Director's Stock Option Agreement
         (7)10.24    Form of Directors' Consulting Agreement
         (7)10.25    Form of Director/Officer Indemnification Agreement
         (7)10.26    Joint Venture Agreement between MedVantage, Inc. and the Company dated
                     January 5, 1995
         (7)10.27    Third Amendment to Amended and Restated Loan and Security Agreement effective March
                     28, 1995
         (8)10.28    Form of Executive Director's Agreement for Gerald Couture
         (9)10.29    Stock Option Plan dated March 4, 1997
         (9)10.30    Stock Option Agreement with David Kazarian
           (8)21.    List of Subsidiaries
           (9)23.    Consent of Independent Certified Public Accountants
           (9)27.    Financial Data Schedule

*                    Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement
                     No. 33-40678 filed with the Commission on May 17, 1991
**                   Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement
                     (SEC File No. 33-17852)
***                  Incorporated herein by reference to Form 8-K filed on November 18, 1988
****                 Incorporated herein by reference to Form 8-K filed on November 16, 1989
(1)                  Incorporated herein by reference to Form 8-K for event dated November 8, 1991
(2)                  Incorporated herein by reference to Form 8-K for event dated November 14, 1991
(3)                  Incorporated herein by reference to Form 8-K for event dated May 27, 1991
(4)                  Incorporated herein by reference to Form S-3 filed April 16, 1993
(5)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1993
(6)                  Incorporated herein by reference to Post Effective Amendment No. 1 to Form S-1 (File
                     No. 33-40678) dated October 14, 1993
(7)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1995
(8)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1996
(9)                  Filed herewith


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     26-27


CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of March 31, 1997 and 1996            28

      Consolidated Statements of Operations for the years ended
        March 31, 1997, 1996 and 1995                                      29

      Consolidated Statement of Changes in Stockholders' Equity
        (Deficit) for the years ended March 31, 1997, 1996 and 1995        30

      Consolidated Statement of Cash Flows for the years ended
        March 31, 1997, 1996 and 1995                                      31

      Notes to Consolidated Financial Statements                           32


FINANCIAL STATEMENT SCHEDULE:

      Schedule II - Valuation and qualifying accounts                     S-1


     All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

              Report of Independent Certified Public Accountants


Board of Directors
Medical Technology Systems, Inc.
 and Subsidiaries
Clearwater, Florida


      We have audited the accompanying consolidated balance sheet of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1997, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP
Tampa, Florida
June 24, 1997

                          Independent Auditors' Report


Board of Directors
Medical Technology Systems, Inc.
 and Subsidiaries
Clearwater, Florida


      We have audited the accompanying consolidated balance sheet of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1996, and the results of their operations and cash flows for the year ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceed its total assets by approximately $18.6 million as of March 31, 1996. The Company also had negative cash flows from operations during the current year of approximately $.9 million and loans in the amount of approximately $29 million are past due. In addition, the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statement do not include any adjustments that might result from the outcome of these uncertainties.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
June 20, 1996

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996
                                 (In Thousands)



                                   ASSETS                                    1997            1996
                                                                           --------        --------
Current Assets:
  Cash..............................................................       $    616        $    965
  Accounts Receivable, Net..........................................          3,041           3,260
  Income Taxes Receivable...........................................            -0-             880
  Inventories.......................................................          2,260           2,445
  Prepaids and Other................................................            222             264
  Other Receivables.................................................            350             -0-
                                                                           --------        --------
  Total Current Assets..............................................          6,489           7,814

  Property and Equipment, Net.......................................          4,004           4,917

  Other Assets, net.................................................          2,050           1,938
                                                                           --------        --------

Total Assets........................................................       $ 12,543        $ 14,669
                                                                           ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current Maturities of Long-Term Debt..............................       $    310        $    168
  Accounts Payable and Accrued Liabilities..........................          2,190           2,240
                                                                           ---------       --------
  Total Current Liabilities.........................................          2,500           2,408

Liabilities Subject to Compromise...................................            -0-          30,457

Long-Term Debt, Less Current Maturities.............................         15,459             350
                                                                           --------        --------
Total Liabilities...................................................         17,959          33,215
                                                                           --------        --------

Stockholders' Equity (Deficit):
  Voting Preferred Stock............................................              1               1
  Common Stock......................................................             60              55
  Capital In Excess of Par Value....................................          8,433           8,320
  Retained Earnings (Deficit).......................................        (13,579)        (26,591)
  Less:  Treasury Stock.............................................           (331)           (331)
                                                                           --------        --------
  Total Stockholders' Equity (Deficit)..............................         (5,416)        (18,546)
                                                                           --------        --------
Total Liabilities and Stockholders' Equity (Deficit)................       $ 12,543          14,669
                                                                           ========        ========

a) Liabilities Subject to Compromise consist of the following:
  Secured Debt......................................................       $    -0-        $ 28,158
  Trade and Other Miscellaneous Claims..............................       $    -0-        $  2,299
                                                                           --------        --------
                                                                           $    -0-        $ 30,457
                                                                           ========        ========

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                (In Thousands; except Earnings Per Share Amounts)


                                                                              1997          1996           1995
                                                                              ----          ----           ----
Revenue:
  Net Sales and Services..................................................    $ 19,247     $  17,052      $  14,830

Costs and Expenses:
  Cost of Sales and Services..............................................      10,762        10,665          7,756
  Selling, General and Administrative.....................................       6,480         8,549          2,429
  Loss on Early Retirement of Fixed Assets................................         -0-         8,329            -0-
  Product Development and Software Costs..................................         -0-           -0-          4,271
  Loss on Inventory Revaluation...........................................         -0-         1,510            -0-
  Depreciation and Amortization...........................................       1,381         2,682          1,060
  Interest, Net...........................................................         609         1,739          1,430
                                                                              --------     ---------      ---------

      Total Costs and Expenses............................................      19,232        33,474         16,946
                                                                              --------     ---------      ---------


Reorganization items:
      Product Development and Software Costs..............................         -0-         4,605            -0-
      Goodwill Write-down.................................................         -0-         2,937            -0-
      Terminated Joint Venture............................................         -0-           550            -0-
      Professional Fees...................................................         -0-           103            -0-
                                                                              --------     ---------      ---------
                                                                                   -0-         8,195            -0-
Income (Loss) from Continuing Operations Before
 Income Taxes, Discontinued Operations and
 Extraordinary Gain.......................................................         15        (24,617)        (2,116)

Income Tax (Benefit) Expense..............................................         -0-        (1,900)          (844)
                                                                              --------     ---------      ---------

Income (Loss) from Continuing Operations Before
 Discontinued Operations and Extraordinary Gain...........................          15       (22,717)        (1,272)
  Income (Loss) from operations of Discontinued Operations,
   Net of Income Tax in 1996 and 1995 ....................................      (2,800)       (6,634)            16
  Gain on Forgiveness of Debt of Discontinued Operations..................       3,500           -0-            -0-
  Gain (Loss) on Disposal of Discontinued Operations,
   Net of Income Tax in 1996 and 1995 ....................................       2,200        (5,229)           -0-
  Extraordinary Gain on Forgiveness of Debt...............................      10,097           -0-            -0-
                                                                              --------     ---------      ---------

      Net Income (Loss)...................................................    $ 13,012     $ (34,580)     $  (1,256)
                                                                              ========     =========      =========

Earnings  (Loss) per Common Share:
  Income (Loss) from Continuing Operations................................    $    .00     $   (5.60)     $    (.32)
  Income (Loss) from Discontinued Operations..............................         .51         (2.92)           .00
  Extraordinary Gain in Debt Forgiveness..................................        1.76           .00            .00
                                                                              --------     ---------      ---------
  Net Income (Loss) Per Common Share......................................    $   2.27     $   (8.52)     $    (.32)
                                                                              ========     =========      =========

  Weighted average Common Shares outstanding..............................       5,737         4,059          3,974
                                                                              ========     =========      =========


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                        (in Thousands Except Share Data)


                                                                   COMMON STOCK
                                  ---------------------------------------------------------------------------------
                                                             Capital in    Retained
                                  Number          $.01        Excess of    Earnings       Treasury
                                 of Shares      Par Value     Par Value    (Deficit)        Stock          Total
                                 ----------------------------------------------------------------------------------

Balance, March 31, 1994.......     4,008,332    $     40       $  7,898     $ 9,245        $    (331)     $  16,852
Stock Issued..................        18,500                         43                                          43
Net Loss For Year Ended
 March 31, 1995                                                              (1,256)                         (1,256)
                                   ---------    --------       --------    --------        ---------      ---------
Balance, March 31, 1995.......     4,026,832          40          7,941       7,989             (331)        15,639
Stock Issued..................     1,458,503          15            379                                         394
Net Loss for Year Ended
 March 31, 1996...............                                              (34,580)                        (34,580)
                                   ---------    --------       --------    --------        ---------      ---------
Balance, March 31, 1996.......     5,485,335          55          8,320     (26,591)            (331)       (18,547)

Stock Issued..................       471,838           5            113                                         118
Net Income for Year
 Ended March 31, 1997.........                                               13,012                          13,012
                                   ---------    --------       --------    --------        ---------      ---------
Balance, March 31, 1997.......     5,957,173    $     60       $  8,433    $(13,579)       $    (331)     $  (5,417)
                                   =========    ========       ========    ========        =========      =========




                                                              VOTING PREFERRED STOCK
                                  ---------------------------------------------------------------------------------
                                     Number          $.0001
                                   of Shares        Par Value
                                  -----------     -------------
Balance, March 31, 1995            6,500,000      $           1                                $         1
                                   ---------      -------------                                -----------
Balance, March 31, 1996            6,500,000      $           1                                $         1
                                   ---------      -------------                                -----------
Balance, March 31, 1997            6,500,000      $           1                                $         1
                                   ---------      -------------                                -----------
Total Stockholders'                                                                            $    (5,416)
                                                                                               -----------
(Deficit), March 31, 1997

The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                (In Thousands)


                                                                                          1997         1996        1995
                                                                                          ----         ----        ----
OPERATING ACTIVITIES
  Net Income (Loss).................................................................     $    15   $  (22,717)  $ (1,272)
                                                                                         -------   ----------   --------
  Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided (Used) by Operating Activities:
    Depreciation and Amortization...................................................       1,381        2,682      1,060
    Product Development and Software Cost...........................................         -0-        4,605      4,271
    Goodwill Write-down.............................................................         -0-        2,937        -0-
    Loss on Early Retirement of Fixed Assets........................................         -0-        8,329        -0-
    Loss on Inventory Revaluation...................................................         -0-        1,510        -0-

    Write-off of Accounts Receivable and Other Assets...............................         -0-        1,323        -0-
    Stock Issued from Stock Compensation Plan.......................................         118          388        -0-
    (Increase) Decrease in:
      Accounts Receivable...........................................................         219         (458)      (899)
      Income Taxes Receivable.......................................................         880          (72)      (808)
      Inventories...................................................................         185          297     (1,542)
      Prepaids and Other............................................................          42         (100)       (62)
      Other Receivables.............................................................        (350)         -0-        -0-

    Increase (decrease) in:
      Accounts Payable and Other Accrued Liabilities................................        (935)       1,724        761
      Income Taxes Payable and Deferred Taxes.......................................         -0-       (1,347)    (1,145)
                                                                                         -------   ----------   --------
  Total Adjustments................................................................        1,540       21,818      1,636
                                                                                         --------  -----------  --------
  Net Cash Provided (Used) by Continuing Operations.................................       1,555         (899)       364
                                                                                         -------   ----------   --------
  Net Cash (used) by Discontinued Operations..........................................       -0-         (117)    (3,304)
                                                                                         -------   ----------   --------
INVESTING ACTIVITIES
  Expended for Property and Equipment...............................................        (307)        (797)    (3,003)
  Expended for Software Development.................................................         -0-          (30)      (201)
  Expended for Product Development..................................................        (233)        (484)    (4,739)
  Expended for Patents and Other Assets.............................................         (44)        (109)    (1,127)
  Expended for Acquisition.........................................................          -0-       (1,453)      (682)
                                                                                         -------   ----------   --------
  Net Cash Used by Investing Activities.............................................        (584)      (2,873)    (9,752)
                                                                                         -------   ----------   --------
FINANCING ACTIVITIES
  Payments on Notes Payable, Long-Term Debt.........................................      (1,399)        (947)    (1,048)
  Net Proceeds from Line of Credit..................................................         -0-        2,162     12,183
  Issuance of Common Stock..........................................................         -0-            5         10
  Proceeds from Borrowing on Notes Payable and Long-Term Debt.......................          79        3,021      1,687
                                                                                         -------   ----------   --------
  Net Cash Provided (Used) by Financing Activities..................................      (1,320)       4,241     12,832
                                                                                         -------   ----------   --------
NET INCREASE (DECREASE) IN CASH.....................................................        (349)         352        140
CASH AT BEGINNING OF PERIOD.........................................................         965          613        473
                                                                                         -------   ----------   --------
CASH AT END OF PERIOD...............................................................     $   616   $      965   $    613
                                                                                         =======   ==========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................................................     $   609  $     1,570   $  1,409
                                                                                         =======  ===========   ========

CASH RECEIVED FROM INCOME TAX REFUNDS...............................................     $   880  $       -0-   $    -0-
                                                                                         =======  ===========   ========

Non Cash Financing and Investing Activities. See Notes 1, 3, 10 and 19 for forgiveness of debt (extraordinary gain) on
Note 3 for  gain on disposal of discontinued operations.


The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995




NOTE 1 - BACKGROUND INFORMATION

      Medical Technology Systems, Inc. (the "Company") is a Delaware corporation, incorporated in March of 1984. The Company is a holding company operating through a number of separate subsidiaries providing products and services to pharmacies that dispense prescription pharmaceuticals to nursing homes, hospitals and other health care facilities. The Company's principal businesses consist of the following product lines: (i) the core business of manufacturing and selling proprietary medication dispensing systems which include punch cards for use by pharmacies in dispensing prescription medicines; the computerized pharmacy information and dispensing systems business which consists of the Performance hospital pharmacy management software and the MedServ(TM) computerized medication dispensing systems for hospitals and nursing homes and (ii) the clinical laboratory service business of supplying diagnostic testing services to the medical profession.

     As a result of significant losses in the second and third quarter of fiscal 1996, the Company was in violation of certain financial covenants in the borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision, during the fourth quarter of fiscal 1996, to file voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (the "MTS debtors"). Plan of Reorganization for each of the MTS debtors were approved by the Bankruptcy Court on September 4, 1996 (collectively, the "Plan of Reorganization"). The Plan of Reorganization provided for the following significant matters:

      (a) A reduction in the amount of the existing bank indebtedness, as well as a reduction in the interest rate on the indebtedness.

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

      (f)  The disposition of one of its subsidiaries, Vangard Labs, Inc.


NOTE 2 - RESTRUCTURING AND OTHER CHARGES

      In December 1995, the Company initiated a cost reduction strategy that focused upon reducing operating expenses and returning the Company to profitability. This plan included the filing on January 3, 1996 of voluntary petitions under Chapter 11 for three of the Company's subsidiaries: MTS Packaging Systems, Inc., Medical Technology Laboratories, Inc. and MTS Sales and Marketing, Inc. On February 22, 1996, the Company also filed a voluntary petition under Chapter 11 for its generic drug repackaging subsidiary, Vangard Labs, Inc.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



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

      The following restructuring charges were incurred during the fiscal year ended March 31, 1996 (In Thousands):

            Loss on Early Retirement of Fixed Assets         $  8,329
            Loss on Inventory Revaluation                       1,510
                                                             --------
                                                                9,839
            Chapter 11 Reorganization Charges:
            Product Development and Software Costs              4,605
            Goodwill Write-down                                 2,937
            Terminated Joint Venture                              550
            Professional Fees                                     103
                                                             --------
                                                                8,195
                                                             --------
            Total From Continuing Operations, including
            $16,421 of impairment losses                       18,034
                                                             --------
            Loss on Disposal of Discontinued Operations         5,229
                                                             --------

            Total Restructuring Charges                      $ 23,263
                                                             ========

     As of March 31, 1996 and 1997, there were no additional reserves established for these projects. During 1997 there were no further restructuring charges recorded.


NOTE 3 - DISCONTINUED OPERATIONS

      As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication card business and the medication dispensing technology products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations are a source of cash to support repayment of debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard Labs, Inc., whose production operations were curtailed on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 on February 22, 1996, was sold on April 17, 1997. In addition, the GPC joint venture with Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc., is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities. A pre-tax charge of approximately $5.2 million for a loss on disposal of these discontinued operations was recorded in fiscal year 1996 and is shown in the Consolidated Statement of Operations as estimated loss on disposal of discontinued operations.

     During 1997, Vangard was principally managed by a plan trustee approved by the bankruptcy court. Vangard's operations were minimal, basically at a maintenance level only with revenues of $550,000. Vangard's costs and expenses totaled $3.4 million, creating a loss from operations of $2.8 million before the effect of the gain of $3.5 million recognized from the forgiveness of Vangard's prepetition unsecured creditors ($2.7 million) debt as part of the bankruptcy proceedings and the gain on forgiveness of a post petition loan made by Vangard's bank ($800,000). Vangard's 1997 operations were funded primarily from the collection of accounts receivable, new bank debt of $800,000 and approximately $450,000 from the Company.


     In April 1997, the Company completed the sale of Vangard Labs, Inc. to an unrelated third party which was effective on March 31, 1997. In accordance with the Company's Plan of Reorganization and its amended bank agreement, the proceeds of the sale, approximately $3.1 million were utilized to reduce the Company's outstanding obligation to its principal lender. In addition, the buyer assumed certain post petition obligations of Vangard of $673,000. As a result of the sale, the Company recognized an extraordinary gain on the disposal of the assets of Vangard of approximately $2.2 million

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



      At fiscal year end, the investment in net assets of the discontinued operations consisted of:


                                                                         March 31,        March 31,
                                                                           1997             1996
                                                                       -------------     -----------
                                                                                (In Thousands)
         Current Assets..............................................   $       -0-       $  3,136
         Current Liabilities.........................................           -0-          4,387
         Non-Current Assets..........................................           -0-          2,032
         Non-Current Liabilities.....................................           -0-            781
                                                                        -----------       --------
                                                                        $       -0-       $    -0-
                                                                        ===========       ========


      Net revenues of discontinued operations were $542,000, $5,968,000 and $6,045,000 in fiscal years 1997, 1996 and 1995, respectively.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      The consolidated financial statements include the accounts of Medical Technology Systems, Inc. and its subsidiaries, MTS Packaging, Inc., Medical Technology Laboratories, Inc., Performance Pharmacy Systems, Inc., Medication Management Systems, Inc., MTS Sales & Marketing, Inc., and Systems Professionals, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain minor reclassifications have been made in the Company's prior years consolidated financial statements for comparability to the current year's statements.

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

Cash

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

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

                                                                 Years
                                                                 -----
                Property and Equipment........................... 3-7
                Leasehold Improvements...........................  5

      The Company uses accelerated methods of depreciation for tax purposes.

Software and Product Development Cost

      All costs associated with the product development from the point of technological feasibility to its general distribution to customers are capitalized and, subsequently, amortized. Annually, the Company re-examines its amortization policy relating to its software and product development cost. The Company has determined that a five-year period is appropriate.

Goodwill

      Goodwill represents amounts paid in excess of fair market value of assets acquired by the Company in the purchase of other companies. These amounts are amortized over a ten-year period. See the Accounting for Impairment Note below.

Other Assets

      Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

Earnings (Loss) Per Share

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



      Earnings (loss) per common share were computed using the weighted average number of shares outstanding. Common stock equivalents (warrants and options) were excluded from the calculation, as their effect would be antidilutive.

      In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of FAS No. 128 on the Company's presentation of earnings per share data in future periods.

Research and Development

      The Company expenses research and development costs as incurred. During fiscal 1997, 1996 and 1995, the Company dedicated its resources to the completion of product development projects and therefore did not incur any material research and development costs.

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

Stock Based Compensation

      Prior to fiscal 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting the stock options only if the current market place of the underlying stock exceeded the exercise price. Effective as of April 1, 1996, the Company adopted Statement of Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in Statement 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of:

      Effective fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sale, except for assets that are related to discontinued operations which are reported at the lower of carrying value or net realizable value.

      If an impairment loss condition exists, the loss is determined as the difference between the assets' carrying value and: (1) for assets held and used--the discounted (at an interest rate commensurate with the related risk) estimated cash flows over the expected recovery period of the related investment (asset) determined at the Company's business unit or product line level; (2) for assets to be disposed of--the fair value for the asset(s) less the cost to sell.

      Since the accounting methodology promulgated by SFAS No. 121 was similar to that used prior to the Company's adoption of SFAS No.121, there was no significant effect on the Company's financial statements upon SFAS No. 121's adoption in 1996.

      The Company recognized impairment losses of $16,421,000 in fiscal 1996 and $4,271,000 in fiscal 1995. These losses related to the early retirement of certain production equipment and tooling, product development projects which were suspended and goodwill related to the acquisition of various businesses.

Discontinued Operations

      The Commpany's generic drug repackaging business, Vangard has been classified as a discontinued operation.

Bankruptcy Related Accounting Matters and Extraordinary Gain

      The financial statements and the notes thereto reflect various disclosures principally required by AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Since the voting control of the Company's stock remained the same as a result of the confirmation of the Plan of Reorganization, fresh start accounting was not appropriate. However, the liabilities comprised by the confirmed plans have been recorded at the present values of the amounts to be paid. The forgiveness of debt resulting from the compromise has been recognized as an extraordinary gain. See Notes 1, 3 and 10.

Fair Value of Financial Instruments

      The carrying amounts of cash receivables, accounts payable and accrued liabilities approximates fair value because of the short-term nature of the items.

      The carrying amount of current and long-term portions of long-term debt approximates fair market value since the interest rates approximate current prevailing market rates.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



NOTE 5 - ACCOUNTS RECEIVABLE

      The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

      Accounts Receivable consist of the following:


                                                  March 31,            March 31,
                                                    1997                 1996
                                               -------------        -------------
                                                         (In Thousands)
Accounts Receivable at Gross                   $        4,081       $        3,788
Less:  Allowance for Doubtful Accounts
          and Contractual Adjustments                  (1,040)                (528)
                                               --------------       --------------
                                               $        3,041       $        3,260
                                               ==============       ==============

      Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.


NOTE 6 - INVENTORIES

      Inventories consist of the following:


                                                  March 31,            March 31,
                                                    1997                 1996
                                               -------------        --------------
                                                         (In Thousands)
Raw Material                                   $          588       $          661
Finished Goods and Work in Process                      1,672                1,784
                                               --------------       --------------
                                               $        2,260       $        2,445
                                               ==============       ==============


      Substantially all of the Company's inventories are pledged as collateral on bank notes.


NOTE 7 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                           March 31,          March 31,
                                                              1997               1996
                                                         --------------     ------------
                                                                   (In Thousands)
Property and Equipment                                   $       7,581      $       7,273
Leasehold Improvements                                             806                806
                                                         -------------      -------------
                                                                 8,387              8,079

Less:  Accumulated Depreciation and Amortization                (4,383)            (3,162)
                                                         -------------      -------------
                                                         $       4,004      $       4,917
                                                         =============      =============

      Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities are comprised of the following:

                                                          March 31,       March 31,
                                                            1997            1996
                                                          ---------       ---------
                                                                (In Thousands)
           Accounts Payable/Trade                          $   987         $  1,116
           Accrued Liabilities:
               Salaries                                        301              198
               Medical Claims                                  212              248
               Interest                                         28              436
               Legal                                           446              110
               Other                                           216              132
                                                           -------         --------
                                                           $ 2,190         $  2,240
                                                           =======         ========



NOTE 9 - PRODUCT AND SOFTWARE DEVELOPMENT COSTS, GOODWILL AND OTHER ASSETS

      Software development costs, goodwill and other assets consists of the following:

                                                                      March 31,       March 31,
                                                                        1997            1996
                                                                     ------------    ------------
                                                                            (In Thousands)
Goodwill..........................................................   $     1,204     $     1,204
  Less:  Accumulated Amortization.................................          (307)           (233)
                                                                     -----------     -----------
                                                                     $       897     $       971
                                                                     -----------     -----------

Product Development...............................................   $       131     $       -0-
  Less:  Accumulated Amortization.................................           -0-             -0-
                                                                     -----------     -----------
                                                                     $       131     $       -0-
                                                                     -----------     -----------

MedServ(TM)Development and Related Software.......................   $       314     $       212
  Less:  Accumulated Amortization.................................           (85)            (42)
                                                                     -----------     -----------
                                                                     $       229     $       170
                                                                     -----------     -----------

Patents...........................................................   $     1,065     $     1,065
  Less:  Accumulated Amortization.................................          (349)           (308)
                                                                     -----------     -----------
                                                                     $       730     $       757
                                                                     -----------     -----------

  Other...........................................................   $        93     $        63
  Less:  Accumulated Amortization.................................           (30)            (23)
                                                                     -----------     -----------
                                                                     $        63     $        40
                                                                     -----------     -----------

Total Other Assets, Net...........................................   $     2,050     $     1,938
                                                                     ===========     ===========

      Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



NOTE 10 - LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                              March        March 31,
                                                                                             31, 1997        1996
                                                                                            ----------    ------------
                                                                                                  (In Thousands)

Plan Note I; interest only at 7.5% payable monthly until September 1, 1998;
  installments of interest and principal monthly for ten years ending September
  1, 2006, with a lump sum payment of
  approximately $11.4 million on that date......................................            $   15,000        $    -0-

Note payable; interest at bank prime plus 1/2%; or LIBOR rate plus 2 1/4%;
  payable $93,000 per month plus interest, maturing
  September, 1998, subject to compromise at March 31, 1996.....................                    -0-          10,398

Bank line of credit, interest at bank prime plus 1/2%, or LIBOR rate plus 2%;
  interest payable monthly; principal maturing
  September, 1996, subject to compromise at March 31, 1996.....................                    -0-          16,862

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of
  $487,628 discounted at 10%, with variable monthly
  payments until satisfied, subject to compromise at March 31, 1996............                    273             871

Other Notes and Agreements; interest and principal payable monthly
  and annual at various amounts through March 2000.............................                    496             545
                                                                                            ----------        --------
Total Long-Term Debt...........................................................                 15,769          28,676
Less Current Portion...........................................................                   (310)           (168)
Subject to Compromise..........................................................                    -0-         (28,158)
                                                                                            ----------        --------
LONG-TERM DEBT DUE AFTER 1 YEAR................................................             $   15,459        $    350
                                                                                            ==========        ========


      The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 1997:

                                                                             (In Thousands)
                      1998. . . . . .  . . . . . . . . . . . . . . . . . . . . .   $   310
                      1999. . . . . .  . . . . . . . . . . . . . . . . . . . . .   $   347
                      2000. . . . . . . . . . . . . . . . . . . . .  . . . . . .   $   377
                      2001. . . . . . . . . . . . . . . . . . . . .  . . . . . .   $   377
                      2002. . . . . . . . . . . . . . . . . . . . .  . . . . . .   $   406
                      Thereafter . . . . . . . . . . . . . . . . . . . . . . . .   $13,952

      The above bank loans and line of credit are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

      On September 4, 1996, the Plan of Reorganization for the MTS debtors were confirmed by the bankruptcy court. As part of the Plan of Reorganization for the MTS debtors the notes payable and bank line of credit were restructured as follows:

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



      Bank notes payable, line of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, were combined and restructured into two separate promissory notes.

      Plan Note I, in the stated principal amount of approximately $27.0 million, provided for a portion of the principal amount, $15.0 million, to be due and payable as follows:

      a) Interest at the rate of 7.5% for a period of two (2) years ending September 1, 1998.

      b) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding remaining principal amount of the $15,000,000 debt is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

      Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of confirmation of the Plans of Reorganization. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

      Plan Note I further provided that the net proceeds from the sale of Vangard, would be paid to the Bank (see Note 3). In addition, certain other mandatory prepayments of the stated principal amount were required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provided that the full stated principal amount of approximately $28 million would be due and payable upon the occurrence of specific major events of default.

     Effective March 31, 1997, the stated principal amount of Plan Note I was reduced to $15.0 million. Thereby, permanently removing any contingent amount due including the additional $12 million principal amount, except for the mandatory prepayments for any capital transactions. As a result of this modification, and the receipt of the proceeds of the sale of Vangard, the Company realized during the fourth quarter and for the year an extraordinary gain of approximately $8.2 million, after the mandatory payment from the Vangard sales proceeds of approximately $3.1 million.

      The remaining portion of extraordinary gain reported in the Company's statement of operations, $1,800,000 relates to the forgiveness of the Company's prepetition debt by its unsecured creditors.

      Plan Note I contains certain financial covenants including prohibiting the Company from exceeding a maximum consolidated tangible deficit, maintaining various financial ratios and limits the amount of capital expenditures. In addition, Plan Note I requires the banks approval of the payment of dividends and the borrowing of any additional amounts from other parties.


NOTE 11 - LEASE COMMITMENTS

      The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 1997.

                                                              (In Thousands)
          1998.....................................................$ 397


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995

          1999.......................................................$ 155
          2000...................................................... $  74
          2001.......................................................$  62
          2002.......................................................$  61


      Rent expense amounted to $733,000, $504,000, and $422,000, for the years ended March 31, 1997, 1996 and 1995, respectively.


NOTE 12 - 401(K) PROFIT SHARING PLAN

      During the year ended March 31, 1994, the Company established a 401(K) profit sharing plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the years ended March 31, 1997, 1996 and 1995, the Company made no contributions to the Plan.


NOTE 13 - SELF INSURANCE PLAN

      During the year ended March 31, 1993, the Company established a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant and has an annual maximum aggregate limit of approximately $494,000.


NOTE 14 - RELATED PARTY TRANSACTIONS

      Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust") which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company or certain technologies and patents on machine and product designs.

      Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $76,000, $30,000, and $41,000 in the years ended March 31, 1997, 1996, and 1995, respectively.

      Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding Common Stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock which have two votes per share for all matters submitted to the holders of the Common Stock of the Company.

      Siegel had outstanding indebtedness to the Company at March 31, 1997 and March 31, 1996 of approximately $11,886 and $12,000 respectively. The Company expects to collect the full balance of this indebtedness.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



NOTE 15 - TAXES

      The components of related income taxes provided on continuing operations were as follows:

                                                                                        Years Ended March 31,
                                                                         ------------------------------------------------
                                                                             1997              1996              1995
                                                                         ------------      ------------      ------------
                                                                                            (In Thousands)
Current Tax (Benefit) Due:
   Federal                                                                $        6       $       (635)     $   (1,277)
   State                                                                           1                -0-            (208)
                                                                          ----------       ------------      ----------
                                                                                   7               (635)         (1,485)
                                                                          ----------       ------------      ----------

Deferred Tax:
   Federal                                                                $       (6)      $     (1,132)     $      547
   State                                                                          (1)              (133)             94
                                                                          ----------       ------------      ----------
                                                                                  (7)            (1,265)            641
                                                                          ----------       ------------      ----------
                                                                          $      -0-       $     (1,900)     $     (844)
                                                                          ==========       ============      ==========


      Total income tax (benefit) expense for 1997, 1996 and 1995 from continuing operations resulted in effective tax rates of 0.0%, 7.7% and 39.9%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35.0% on the continuing operations are as follows:



                                                                                   Years Ended March 31,
                                                                         ------------------------------------------
                                                                             1997            1996          1995
                                                                         ------------   ------------   ------------
                                                                                       (In Thousands)
Tax (Benefit) Expense at U.S. statutory rate..........................   $         6     $    (8,616)  $       (741)
Valuation allowance for deferred tax asset............................            -0-          6,877            -0-
State and local income tax, net.......................................             1            (543)           (75)
Difference between marginal and U.S. statutory rate...................            -0-            246             21
Other (net)...........................................................             (7)           136            (49)
                                                                         ------------   ------------   ------------
Income Tax (Benefit) Expense..........................................   $        -0-    $    (1,900)  $       (844)
                                                                         ============   ============   ============

      Income taxes receivable as of March 31, 1996 in the amount of $880,000 represent refunds of federal and state taxes previously paid.

      During the year ended March 31, 1995, the Company had a tax net operating loss of approximately $3.2 million. The Company elected to forgo carryback of the loss so that the full amount of the net operating loss would be available to offset future taxable income. This net operating loss carry forward will expire in 2010 which included income from discontinued operations. For the year ended March 31, 1996, the Company had a net operating loss of $21 million. A portion of this loss carried back, and a receivable of $820,000 was recorded to reflect the anticipated refund which

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



was received in 1997.   As discussed in Note 10, effective March 31, 1997, the
stated principal amount of Plan Note I was reduced by $8.2 million to $15.0 million. In addition, $1.8 million of the Company's prepetition debt of its unsecured creditors was forgiven. Since the reduction of the indebtedness was done as part of the Chapter 11 Bankruptcy of the Company's principal subsidiaries, the amount is excluded from taxable income pursuant to IRC Section 108 through the reduction of the Company's net operating losses. At March 31, 1997, the Company had approximately $11 million of carryforward losses which will expire in 2011 and be available to offset future taxable income.

      Deferred taxes and deferred tax asset resulted from differences in timing of deductions recognized for tax and financial reporting purposes.

      Deferred taxes for continuing operations consist of the following:


                                                                          March 31,      March 31,      March 31,
                                                                             1997           1996           1995
                                                                         ------------   ------------   ------------
                                                                                        (In Thousands)
Deferred Tax Liabilities:

   Depreciation/Amortization Gross Deferred Tax Liability.............       $   716        $   379       $  2,909
                                                                             -------        -------       --------

Deferred Tax Assets:

   Depreciation/Amortization Temporary Difference.....................          (670)        (1,386)           -0-

   Allowance for Doubtful Accounts....................................          (146)           (73)           (73)

   Inventory Valuation Allowance......................................          (319)          (163)           -0-

   Tax Loss Carry Forward.............................................        (4,168)        (5,525)        (1,459)

   Reserves and Provisions............................................          (322)          (109)           -0-
                                                                             -------        --------      --------

   Gross Deferred Tax Asset...........................................        (5,625)        (7,256)        (1,532)
                                                                             -------        --------      --------

Net Deferred Tax (Asset) Liability....................................        (4,909)        (6,877)         1,377

   Less Valuation Allowance...........................................        (4,909)        (6,877)           -0-
                                                                             -------        --------      --------

   Deferred Income Taxes..............................................       $   -0-        $   -0-       $  1,377
                                                                             =======        ========      ========



      The above 1996 balances reflect amounts reported on the Company's originally filed income tax return which has been subsequently amended. The above 1996 amounts were not revised to include the amended balances; however, the amounts had been incorporated with the 1997 balances presented above.

      The principal difference between the 1996 and 1997 deferred tax assets is a result of the use of approximately $4 million of deferred tax assets relating to net operating loss carryforwards.

      At March 31, 1997, the Company had deferred tax assets available of approximately $4.9 million. A tax benefit has not been recorded for these assets as it is not yet more likely than not that these benefits will be realized by reducing future taxable income.

      The above is exclusive of the loss from discontinued operations totaling $3.9 million which has not been deducted for tax purposes.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995






      The Internal Revenue Service has completed its examination of the Company's consolidated federal income tax returns for the years ended March 31, 1993 and 1992. No deficiencies were proposed. No other income tax returns have been examined by taxing authorities.

      The Florida State Department of Revenue has examined the Company's sales and use tax returns for the period January 1988 through December 1993. The State Department of Revenue has proposed a suggested assessment of approximately $1,230,000 including taxes, penalties and interest. The Company has requested a hearing to determine the actual amount of tax, penalty and interest. The Company believes the amount of tax owed, if any, is substantially less than the State has proposed, and intends to vigorously defend its position. Managements estimate may change in the near term, which change could be material to the financial statements. However, a reserve for $100,000 has been made as of March 31, 1997 for costs associated with this matter. In addition, the State Department of Revenue has proposed a suggested assessment of approximately $130,000 for intangible taxes, penalties and interest for 1992. The company is disputing this amount. The Department of Revenue is currently conducting an audit of the Company's intangible tax returns for 1993 - 1995.


NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIT)

         Stockholders' Equity (Deficit) consists of the following:


                                                                    March 31,       March 31,        March 31,
                                                                      1997             1996             1995
                                                                  -------------   --------------   -------------
Voting Preferred Stock:
  Par value $.0001 per share
  Authorized Shares............................................      7,500,000        7,500,000       7,500,000
  Issued Shares................................................      6,500,000        6,500,000       6,500,000
  Outstanding Shares...........................................      6,500,000        6,500,000       6,500,000

Common Stock:
  Par value $.01 per share
  Authorized Shares............................................     25,000,000       25,000,000      25,000,000
  Outstanding Shares...........................................      5,917,173        5,445,335       3,986,832
  Issued Shares................................................      5,957,173        5,485,335       4,026,832

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995




COMMON STOCK

      During fiscal 1997, the Company issued 275,000 shares of common stock to business advisors and directors of the Company. These shares were valued based upon the fair value of services rendered which approximated the fair market value of common stock at the date of issue or $0.25 per share.

      In addition, approximately 196,000 shares were issued to employees of the Company and former employees, including 50,000 shares to the Company's CEO. These shares were valued at $0.25 per share which was the approximate market value at the time they were issued.

PREFERRED STOCK

      The JADE Family Partnership ("Partnership") is currently the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the "Trust"), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. The Company's CEO is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

      The Voting Preferred Stock has two votes per share on all matter submitted to a vote of other holders of Common Stock. In addition to preferential voting rights, the Voting Preferred Stock is entitled to receive upon dissolution or liquidation of the Company, the first $10,000 of proceeds distributed to stockholders of the Company upon such events. Thereafter, the Voting Preferred Stock is entitled to no additional amounts upon dissolution or liquidation of the Company. The Voting Preferred Stock has no dividend rights, redemption provisions, sinking fund provisions or conversion, or preemptive or exchange rights. The Voting Preferred Stock is not subject to further calls or assessments by the Company.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995


      The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the proforma amounts indicated below:


                                                                           1997               1996
                                                                     -------------        -----------
Net income (loss)                          As reported                  $     15          $ (22,717)
                                           Pro forma (unaudited)        $   (246)         $ (22,921)

Earnings (loss) per Common Share           As reported                  $    .00          $   (5.60)

                                           Pro forma (unaudited)        $   (.04)         $   (5.65)

      The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively, no dividend yield for all years, expected volatility (based on history) of 109 and 42 percent; risk-free interest rates of 6.44 and 6.25 percent, and expected lives of 5.4 and 6.8 years. Because of the insignificant effect on the pro forma amounts presented above, the Company has elected not to attempt to adjust (lower) the volatility factor used. Such adjustment would account for the various factors or conditions that probably impacted the Company's common stock prices and which are possibly non-recurring. Such an adjustment which would lower the volatility factor used would reduce the calculated fair value of the options.


STOCK OPTIONS

      Activity related to options is as follows:


                                                                        NUMBER OF SHARES      PRICE PER SHARE
                                                                      --------------------   -----------------

Outstanding at March 31, 1994......................................                220,700
      Granted in Fiscal 1995:
      Officers & Directors.........................................                 99,000              $ 1.63
      Employees....................................................                 13,226      $6.00 - $ 7.75
                                                                      --------------------   -----------------

Outstanding at March 31, 1995......................................                332,926
      Granted in Fiscal 1996:
      Officers & Directors.........................................                 59,000              $ 1.63
      Employees....................................................                  8,808      $6.00 - $10.00
                                                                      --------------------   -----------------

Outstanding at March 31, 1996......................................                400,734
      Granted in Fiscal 1997:
      Officers & Directors.........................................                145,000              $ 1.00
      Employees....................................................                471,878      $1.00 - $ 7.00
      Options Expired..............................................                 (1,323)
                                                                      --------------------   -----------------


Outstanding at March 31, 1997......................................              1,016,289      $1.00 - $10.00
                                                                      ====================   =================


                       MEDICAL TECHNOLOGY SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997, 1996 AND 1995


OUTSTANDING SHARES


                                                          Weighted Average
                                                              Remaining
   Range of                          Number                Contractual Life             Weighted Average
Exercise Prices                   Outstanding                  (years)                  Exercise Price
---------------                   -----------              -----------------           ----------------

$1.00 - $1.63                        946,664                      8.4                          $1.17
$4.00 - $6.00                         50,664                      5.7                          $4.72
$6.38 - $10.00                        21,607                      7.2                          $8.63

EXERCISABLE SHARES

$1.00 - $1.63                        355,250                                                   $1.45
$4.00 - $6.00                         43,583                                                   $4.61
$6.38 - $10.00                        16,768                                                   $8.99


WARRANTS


      Activity related to warrants is as follows:


                                                                        NUMBER OF SHARES      PRICE PER SHARE
                                                                      --------------------   -----------------

      Outstanding at March 31, 1993................................              1,320,000               $7.00
      Granted in Fiscal 1994 through Fiscal 1997...................                    -0-
                                                                      --------------------   -----------------
      Outstanding at March 31, 1997................................              1,320,000               $7.00
                                                                      ====================   =================


      All of the warrants outstanding at March 31, 1997 expire in July 1997. The options outstanding at March 31, 1997 expire on various dates commencing in April 1998 and ending in March 2006.

      During fiscal year 1995, the company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. The amount payable for the year ended March 31, 1997 is $53,000.

      No dividends have ever been paid on either the Company's Common or Preferred Stock.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997, 1996 AND 1995



NOTE 17 - CONCENTRATION OF CREDIT RISK

      The business of Medical Technology Laboratories, Inc. is primarily with individuals located in the State of Florida, many of whom routinely assign to the Company payment by their medical insurance providers. As of March 31, 1997, Medical Technology Laboratories, Inc.'s patient accounts receivable from individuals and commercial medical insurance providers was approximately $748,800. As of March 31, 1997, Medical Technology Laboratories, Inc.'s accounts receivable from Medicare and Medicaid was approximately $510,400.


NOTE 18 - SUBSEQUENT BUSINESS ACQUISITION

      In April 1997, the Company, through its subsidiary Medication Management Technologies, Inc. (MMT), entered into an agreement and Plan of Merger with Cygnet Laboratories, Inc. (Cygnet), a California Company which distributes obstetrical information systems. The merger was effective June 20, 1997. The Plan of Merger provides for the Cygnet Shareholders to receive nominal cash consideration in exchange for their Shares. MMT will assume all liabilities of Cygnet as a result of the Merger.


NOTE 19 - INTERIM REPORTING AND FOURTH QUARTER ITEMS

      The fourth quarter operating results includes three items that related to the second and/or third quarters of fiscal 1997.

      First, as discussed in Note 10, during the fourth quarter the Company recognized an extraordinary gain of approximately $10.3 million as a result of the elimination of certain contingencies associated with its bank debt which had been restructured during the Company's bankruptcy proceedings. As a result of the Company's further consideration at year end of the most appropriate accounting for the restructuring of its bank's debt, interest of $650,000
($.11 per common share) was recorded during the for quarter of which $81,250, $275,000 and $293,750 related to the second, third and fourth quarters, respectively. The Company initially believed that the restructuring of the bank debt should be recorded under the accounting rules pertaining to troubled debt restructuring, which precluded the recognition of interest in these circumstances; however, upon further review at year end by the Company, its legal and accounting counsel, and its bank, the Company concluded that the bankruptcy accounting rules described in Note 11 were more appropriate.

      Second, during the Company's second quarter, an extraordinary gain of $2.4 million was reported relating to the forgiveness of debt by the unsecured prepetition creditors of the Company. Upon further review during the Company's fourth quarter, it was determined that this amount should be reduced by $340,000 ($.06 per common share).

      Third, the gain of approximately $2.7 million ($.47 per common share) recognized from the forgiveness of Vangard's prepetition unsecured creditors included in the income from operation the discontinued operation (as described in Note 3) related to the second quarter of 1997.

NOTE 20 - SEGMENT INFORMATION

      The Company manufactures, markets and distributes medication dispensing systems and supplies used by pharmacies in packaging medication in "punch cards" for nursing homes and hospitals. The Company also supplies prescription labels and forms to this same industry. During November 1991, through two acquisitions, the Company entered the clinical laboratory service business, which primarily provides its diagnostic testing services to the medical profession. The medication dispensing system segment provides all products and services other than laboratory services, which is included in the Company's second business segment, clinical laboratory services.

      The following is operating information for these industry segments for the years ended March 31:


                                                       1997             1996              1995
                                                   -----------       ----------        ----------
                                                                  (In Thousands)
Revenue of each Segment:
      Medication Dispensing Systems                $    13,134       $   11,900        $   11,252
      Clinical Laboratory Services                       6,113            5,152             3,578
                                                   -----------       ----------        ----------





Total Revenue                                      $    19,247    $     17,052          $  14,830
                                                   ===========    ============          =========

Operating Profit (Loss) of each Segment:
      Medication Dispensing Systems                $     2,040    $    (12,550)         $   3,269
      Clinical Laboratory Services                         136          (4,443)               307
                                                   -----------    ------------          ---------
                                                         2,176         (16,993)             3,576
         Corporate
                                                        (2,161)         (7,624)            (5,692)
                                                   -----------    ------------          ---------
Total Operating Profit (Loss)                      $        15    $    (24,617)         $  (2,116)
                                                   ===========    ============          =========

Depreciation and Amortization Expense of
each Segment:
      Medication Dispensing Systems                $       684    $      1,411          $     616
      Clinical Laboratory Services                         250             579                183
                                                   -----------    ------------          ---------
                                                           934           1,990                799
         Corporate                                         447             692                261
                                                   -----------    ------------          ---------
Total Depreciation and Amortization                $     1,381    $      2,682          $   1,060
                                                   ===========    ============          =========

Identifiable Assets of each Segment:
      Medication Dispensing systems                $     6,944    $      8,024          $  18,009
      Clinical Laboratory Services                       2,560           2,551              5,887
                                                   -----------    ------------          ---------
                                                         9,504          10,575             23,896
         Corporate                                       3,039           4,094              8,602
                                                   -----------    ------------          ---------
Total Assets                                       $    12,543    $     14,669          $  32,498
                                                   ===========    ============          =========

Capital Expenditures of each Segment:
      Medication Dispensing Systems                $       215    $        774          $   2,244
      Clinical Laboratory Services                          67               2                600
                                                   -----------    ------------          ---------
                                                           282             776              2,844
         Corporate                                          25              21                159
                                                   -----------    ------------          ---------
Total Capital Expenditures                         $       307    $        797          $   3,003
                                                   ===========    ============          =========

Impairment of Long-Lived Assets:
      Medication Dispensing Systems                $       -0-    $     12,662          $   3,471
      Clinical Laboratory Services                         -0-           3,759                800
                                                   -----------    ------------          ---------
Total Impairment of Long-Lived Assets              $       -0-    $     16,421          $   4,271
                                                   ===========    ============          =========


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MEDICAL TECHNOLOGY SYSTEMS, INC.



Dated: July 2, 1997                 By:/s/ Todd E. Siegel
                                        ----------------------------------------
                                        Todd E. Siegel, Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                                             Title                                    Date
-------------------------------           -----------------------------------------------         -------------




/s/ Todd E. Siegel                        Chairman of the Board of Directors, President and       July 2, 1997
-------------------                       Chief Executive Officer
Todd E. Siegel


/s/ David Kazarian                        Director                                                July 2, 1997
-------------------
David Kazarian


/s/ Michael P. Conroy                     Director, Chief Financial Officer and Vice President    July 2, 1997
----------------------
Michael Conroy


/s/ John Stanton                          Director and Vice Chairman of the Board of              July 2, 1997
-------------------                       Directors
John Stanton


/s/ Ronald Rhodes                         Principal Accounting Officer and Controller             July 2, 1997
-------------------
Ronald Rhodes


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




Board of Directors
Medical Technology Systems, Inc.

In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 24, 1997, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 1997, we have also audited
Schedule II for the year ended March 31, 1997. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.


                                                              GRANT THORNTON LLP

Tampa, Florida
June 24, 1997

                        Independent Auditors' Report on
                           Supplementary Information

The accompanying information shown on Schedule II (Valuation and Qualifying Accounts) for the years ended March 31, 1996 and 1995 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. Our audits of the basic financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying financial information has been subjected to the auditing procedures applied in the audits of the basic financial statements.

In our opinion, the accompanying information included on Schedule II (Valuation and Qualifying Accounts) for the years ended March 31, 1996 and 1995 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Certified Public Accountants
Tampa, Florida
June 20, 1996

                                                                 SCHEDULE II


                       MEDICAL TECHNOLOGY SYSTEMS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended March 31, 1995, 1996 and 1997


         Column A                           Column B              Column C              Column D             Column E
         --------                           --------              --------              --------             --------
                                            Balance at            Charged to            Accounts              Balance
                                            Beginning             Costs and            Written Off,           at End
                                             Of Year              Expenses                 Net                Of Year
                                            ---------             ---------            ------------          - --------
Deferred Tax Valuation Allowance:

Year ended March 31, 1995                   $     -0-             $     -0-            $     -0-             $    -0-
Year ended March 31, 1996                   $     -0-             $   6,877            $     -0-             $  6,877
Year ended March 31, 1997                   $   6,877             $     -0-            $   1,968             $  4,909

Inventory Valuation Allowance:

Year ended March 31, 1995                   $     -0-             $     -0-            $     -0-             $    -0-
Year ended March 31, 1996                   $     -0-             $     850            $     -0-             $    850
Year ended March 31, 1997                   $     850             $      94            $     864             $     80

Self Insured Medical Claims Valuation Allowance:

Year ended March 31, 1995                   $     65              $     271            $     226             $    110
Year ended March 31, 1996                   $    110              $     853            $     715             $    248
Year ended March 31, 1997                   $    248              $     726            $     762             $    212

Allowance for Doubtful Accounts:

Year ended March 31, 1995                   $    137              $      30            $     -0-             $    167
Year ended March 31, 1996                   $    167              $     906            $     545             $    528
Year ended March 31, 1997                   $    528              $     693            $     181             $  1,040