Form 10-Q
period 1997-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-08-13
CIK 823560

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 1997 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
   --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                   59-2740462
             --------                                   ----------
  (State or other jurisdiction of              (I.R.S. Employer ID Number)
  incorporation or organization)

             12920 Automobile Boulevard, Clearwater, Florida  33762
             -------------------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code:  (813) 576-6311
                                                     --------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                              ------    ------

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X    NO
                         ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                                                 Outstanding at June 30, 1997
                 -----                                                 ----------------------------
      Common Stock, $.01 par value                                              5,917,173
      Preferred Stock, $.0001 par value                                         6,500,000


               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I - Financial Information
------------------------------


Item 1.     Financial Statements

         Consolidated Balance Sheets -
             March 31, 1997 and June 30,1997  . . . . . . . . . . . . . . . . . . . . . . . . . .      1


         Consolidated Statements of Operations -
             Three months ended June 30, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . .      2


         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
             Three months ended June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .      3


         Consolidated Statements of Cash Flow -
             Three months ended June 30, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . .      4


         Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .    5 - 7


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .    8 - 9



Part II - Other Information
---------------------------


Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


ITEM 1.  FINANCIAL STATEMENTS


               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                               June 30,                 March 31,
                                                                                 1997                     1997
                                                                                 ----                     ----
                                                                            (Unaudited)
Current Assets:
         Cash . . . . . . . . . . . . . . . . . . . . . . . . . .           $      499                $      616
         Accounts Receivable, Net . . . . . . . . . . . . . . . .                3,617                     3,041
         Inventories  . . . . . . . . . . . . . . . . . . . . . .                2,314                     2,260
         Prepaids and Other . . . . . . . . . . . . . . . . . . .                  281                       222
         Other Receivables. . . . . . . . . . . . . . . . . . . .                   51                       350
                                                                            ----------                ----------
         Total Current Assets . . . . . . . . . . . . . . . . . .                6,762                     6,489

Property and Equipment, Net . . . . . . . . . . . . . . . . . . .                4,018                     4,004

Other Assets, Net . . . . . . . . . . . . . . . . . . . . . . . .                2,980                     2,050
                                                                            ----------                ----------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           $   13,760                $   12,543
                                                                            ==========                ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current Maturities of Long-Term Debt . . . . . . . . . .           $      446                $      310
         Accounts Payable-Trade and Accrued Liabilities . . . . .                3,594                     2,190
                                                                            ----------                ----------
         Total Current Liabilities  . . . . . . . . . . . . . . .                4,040                     2,500

Long-Term Debt, Less Current Maturities . . . . . . . . . . . . .               15,506                    15,459
                                                                            ----------                ----------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . .               19,546                    17,959
                                                                            ----------                ----------

Stockholders' Equity (Deficit):
         Voting Preferred Stock . . . . . . . . . . . . . . . . .                    1                         1
         Common Stock . . . . . . . . . . . . . . . . . . . . . .                   60                        60
         Capital in Excess of Par Value . . . . . . . . . . . . .                8,433                     8,433
         Retained Earnings (Deficit)  . . . . . . . . . . . . . .              (13,949)                  (13,579)
         Less: Treasury Stock . . . . . . . . . . . . . . . . . .                 (331)                     (331)
                                                                            ----------                 ---------
         Total Stockholders' Equity (Deficit) . . . . . . . . . .               (5,786)                   (5,416)
                                                                            ----------                 ---------

Total Liabilities and Stockholders' Equity  . . . . . . . . . . .           $   13,760                 $  12,543
                                                                            ==========                 =========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; except Earnings Per Share Amounts)
                                  (Unaudited)


                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                         1997               1996
                                                                                         -----------------------
Revenue:

 Net Sales and Services . . . . . . . . . . . . . . . . . . . . . . . . . .         $   5,147           $   4,882

Costs and Expenses:

  Cost of Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,886               2,846
  Selling, General and Administrative   . . . . . . . . . . . . . . . . . .             2,000               1,334
  Depreciation and Amortization   . . . . . . . . . . . . . . . . . . . . .               358                 339
  Interest, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               273                 -0-
                                                                                    ---------           ---------

            Total Costs and Expenses  . . . . . . . . . . . . . . . . . . .             5,517               4,519
                                                                                     --------           ---------

Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   (370)          $     363
                                                                                     ========           =========

Earnings (Loss) Per Common Share outstanding  . . . . . . . . . . . . . . .          $   (.06)          $     .07
                                                                                     ========           =========

Weighted average Common Share outstanding . . . . . . . . . . . . . . . . .             5,917               5,445
                                                                                     ========           =========


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
                        THREE MONTHS ENDED JUNE 30, 1997
                       (In Thousands Except Share Data)
                                 (Unaudited)

                                                                     COMMON STOCK
                                     ----------------------------------------------------------------------------
                                      Number      $.01    Capital in      Retained
                                        of         Par     Excess of      Earnings       Treasury
                                      Shares      Value    Par Value      (Deficit)       Stock           Total
                                      ------      -----    ---------    -------------    ---------      --------
Balance, March 31, 1997 . . . . .    5,957,173   $   60     $  8,433      $(13,579)        $(331)     $   (5,417)

Net (Loss) for Three Months
 Ended June 30, 1997  . . . . . .                                             (370)                         (370)
                                     ---------   ------     --------      --------         -----      ----------
Balance, June 30, 1997  . . . . .    5,957,173   $   60     $  8,433      $(13,949)        $(331)     $   (5,787)
                                     =========   ======     ========      ========         =====      ==========





                                                                VOTING PREFERRED STOCK
                                     -----------------------------------------------------------------------------
                                      Number     $.0001
                                        of         Par
                                      Shares      Value
                                      ------      -----

Balance, March 31, 1997 . . . . .    6,500,000   $    1                                             $          1
                                     ---------    -----                                                ---------

Balance, June 30, 1997  . . . . .    6,500,000   $    1                                             $          1
                                     ---------    -----                                                ---------

Total Stockholders' (Deficit),
   June 30, 1997  . . . . . . . .                                                                   $     (5,786)
                                                                                                    ============

The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           1997                1996
                                                                           ----               -----
OPERATING ACTIVITIES

  Net Income (Loss)   . . . . . . . . . . . . . . . . . . . .           $    (370)            $   363

  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided (Used) by Operating Activities:
  Depreciation and Amortization.  . . . . . . . . . . . . . .                 358                 339

  (Increase) Decrease in:
     Accounts Receivable  . . . . . . . . . . . . . . . . . .                (150)                270
     Income Taxes Receivable  . . . . . . . . . . . . . . . .                 -0-                  61
     Inventories  . . . . . . . . . . . . . . . . . . . . . .                 (23)                114
     Prepaid Expenses and Other Assets  . . . . . . . . . . .                 239                   4
  Increase (Decrease) in:
     Accounts Payable and Other Accrued Liabilities   . . . .                 317                (297)
                                                                        ---------             -------
Total Adjustments . . . . . . . . . . . . . . . . . . . . . .                 741                 491
                                                                        ---------             -------
Net Cash Provided by Operations . . . . . . . . . . . . . . .                 371                 854
                                                                        ---------             -------

INVESTING ACTIVITIES
  Expended for Property and Equipment   . . . . . . . . . . .                (252)                (38)
  Acquisition, Net of Cash Acquired   . . . . . . . . . . . .                (195)                -0-
  Expended for Product Development  . . . . . . . . . . . . .                 (30)                -0-
  Expended for Patents and Other Assets   . . . . . . . . . .                 (44)                -0-
                                                                         ---------            -------

  Net Cash Used by Investing Activities   . . . . . . . . . .                (521)                (38)
                                                                         ---------            --------

FINANCING ACTIVITIES
  Payments on Notes Payable, Long-Term Debt   . . . . . . . .                 (18)               (453)
  Proceeds from Borrowing on Notes Payable and Long-Term Debt                  51                 -0-
                                                                         --------             -------
  Net cash (Used) Provided by Financing Activities  . . . . .                  33                (453)
                                                                         --------             -------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .                (117)                363

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .                 616                 965
                                                                        ---------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .           $     499             $ 1,328
                                                                        =========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid for Interest  . . . . . . . . . . . . . . . . . .           $     289             $   -0-
                                                                        =========             =======


The accompanying notes are an integral part of these financial statements.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

NOTE B - INVENTORIES

      The components of inventory consist of the following:


                                                    June 30,        March 31,
                                                      1997             1997
                                                      ----             ----
                                                          (In Thousands)
           Raw Materials                           $     599        $     588
           Finished Good and Work in Progress          1,715            1,672
                                                   ---------        ---------
                                                   $   2,314        $   2,260
                                                   =========        =========

  Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

      Earnings (loss) per common share were computed using the weighted average number of shares outstanding. Common stock equivalents (warrants and options) were excluded from the calculation, as their effect would be antidilutive.


NOTE D - LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                    June 30,           March 31,
                                                                                      1997               1997
                                                                                      ----               ----
                                                                                          (In Thousands)
Plan Note I; interest only at 7.5% payable monthly until September 1, 1998;
     installments of interest and principal monthly for ten years ending
     September 1, 2006, with a lump sum payment of approximately $11.4
     million on that date   . . . . . . . . . . . . . . . . . . . . . . . . . .     $15,000             $15,000

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of
     $478,000 discounted at 10%, with variable monthly payments until
     satisfied    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         264                 273


               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997


NOTE D - LONG-TERM DEBT, CONTINUED


                                                                                   June 30,       March 31,
                                                                                     1997           1997
                                                                                     ----           ----
                                                                                         (In Thousands)
Other Notes and Agreements; interest and principal payable monthly and
  annual at various amounts through March 2000. . . . . . . . . . .                    688             496
                                                                                   -------         -------
Total Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           15,952          15,769
Less Current Portion. . . . . . . . . . . . . . . . . . . . . . . . . . .             (446)           (310)
Subject to Compromise . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-             -0-
                                                                                   -------         -------
LONG-TERM DEBT DUE AFTER 1 YEAR . . . . . . . . . . . . . . . . . . .              $15,506         $15,459
                                                                                   =======         =======



NOTE E - SEGMENT INFORMATION

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

         The following is operating information for these business segments for the three months ended June 30, 1997 and 1996:

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                            1997                                1996
                                                                            ----                                ----
                                                                                        (In Thousands)
Revenue of each Segment:
          Medication Dispensing Systems                                   $ 3,318                             $ 3,286
          Clinical Laboratory Services                                      1,829                               1,596
                                                                          -------                             -------
Total Revenue                                                             $ 5,147                             $ 4,882
                                                                          =======                             =======

 Operating Profit (Loss) of each Segment:
          Medication Dispensing Systems                                   $   156                             $   690
          Clinical Laboratory Services                                        281                                 154
          Corporate                                                          (807)                               (481)
                                                                          -------                             -------
Total Operating Profit (Loss)                                             $  (370)                            $   363
                                                                          =======                             =======

Depreciation and Amortization Expense
    of each Segment:
          Medication Dispensing Systems                                   $   177                             $   160
          Clinical Laboratory Services                                         61                                  67
          Corporate                                                           120                                 112
                                                                          -------                             -------
Total Depreciation and Amortization                                       $   358                             $   339
                                                                          =======                             =======

Identifiable Assets of each Segment:
          Medication Dispensing Systems                                   $ 7,532                             $ 8,102
          Clinical Laboratory Services                                      2,780                               2,723
          Corporate                                                         3,448                               3,457
                                                                          -------                             -------
Total Assets                                                              $13,760                             $14,282
                                                                          =======                             =======


               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997


NOTE E - SEGMENT INFORMATION, CONTINUED

                                                                                Three Months Ended
                                                                                    June 30,
                                                                             1997               1996
                                                                             ----               ----
                                                                                 (In Thousands)
Capital Expenditures of each Segment:
          Medication Dispensing Systems                                     $  186           $    36
          Clinical Laboratory Services                                          51                 2
          Corporate                                                             15               -0-
                                                                            ------           -------
Total Capital Expenditures                                                  $  252           $    38
                                                                            ======           =======



NOTE F - BUSINESS ACQUISITION

         On June 20, 1997, the Company, through its subsidiary Medication Management Technologies, Inc. (MMT) concluded a merger with Cygnet Laboratories, Inc. (Cygnet), a California company which distributes obstetrical information systems. The plan of merger provided for the Cygnet shareholders to receive nominal cash consideration in exchange for their shares. MMT assumed all the liabilities of Cygnet as a result of the merger. The business combination of MMT and Cygnet has been accounted for using the purchase method. Accordingly, the difference between the cost of the assets acquired, of $526,000, and the liabilities assumed, of $1,440,000, has been recorded as goodwill in the amount of $914,000. The results of operation for Cygnet from the date of the merger through June 30, 1997 were not significant. The proforma results, as if the business combination occurred April 1, 1996 and April 1, 1997, has not been presented as the results of operation are not significant.


NOTE G - BANKRUPTCY MATTERS

         On July 10, 1997, Medication Management Technologies, Inc. (MMT) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. MMT is currently in the process of preparing a Plan of Reorganization to present to the bankruptcy court for approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increase in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

RESULTS OF OPERATIONS

         The Company's net sales increased by 5.4% to $5,147,000 for the first quarter of fiscal 1998, from $4,882,000 during the same period in fiscal 1997. The increase in net sales resulted from an increase in revenues of 1.0% in the medication dispensing system business segment and a 14.6% increase in revenues in the clinical laboratory business segment. The increased medication dispensing systems revenue resulted primarily from an increase in sales of disposable mediation punch cards by MTS Packaging, Inc. The clinical laboratory services business segment experienced increased revenues primarily as a result of an increase in the number of physicians serviced

         Cost of sales increased $40,000 (1.4%) for the first quarter of fiscal 1998 compared to 1997. The increase resulted primarily from small increases in costs of materials utilized by MTS Packaging to manufacture disposable punch cards. Cost of sales as a percentage of sales decreased to 56.1% in fiscal 1998 from 58.3% the previous year. The decrease in cost of sales as a percentage of sales resulted from an increase in revenue in the clinical laboratory services segment which did not require increases in certain fixed operating costs. Cost of sales as a percentage of revenue for the clinical laboratory services segment decreased to 50.7% in fiscal 1998 from 58.6% the previous year. Cost of sales as a percentage of sales for the medication dispensing business segment increased to 59.0% in fiscal 1998 from 58.1% the previous year.

         Selling, general and administrative expenses increased $666,000 (49.9%) in fiscal 1998 compared to the previous year. SG&A expenses in fiscal 1998 increased $497,000 (93.8%) in the medication dispensing business segment, $121,000 (27.6%) in the clinical laboratory segment and $48,000 (12.5%) in the holding company. The increase in SG&A in the medication dispensing resulted primarily from increases in personnel. Sales and administrative staff additions have been made to provide this segment with adequate personnel to expand and service anticipated additional business activity. Although revenues for this segment have not increased significantly in the first quarter of 1998 compared to 1997, the backlog of installations has increased as a result of additional selling effort. The increase in SG&A during fiscal 1998 for the clinical laboratory services segment resulted primarily from increases in selling expenses associated with the increased number of physicians serviced.

         Depreciation & Amortization expense increased 5.6% or $19,000 during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The increase results primarily from additions of equipment and product development during fiscal 1997.

         Interest Expense was $273,000 during the first quarter of fiscal 1998 compared to $0 the previous year. During the first quarter of fiscal 1997, the Company's major operating subsidiaries were in Chapter 11. As a result, interest on the outstanding secured debt was not accrued or paid. As a result of the restructuring of the Company's secured debt, interest at the rate of 7.5% on the outstanding debt was paid during the first quarter of fiscal 1998.

         Income tax expense for the first quarter of fiscal 1998 was offset by the income tax benefit of the utilization of a portion of the net operating loss carryforward available to the Company as a result of net operating losses incurred during previous fiscal years.

         Net loss from continuing operations was $370,000 during fiscal 1998 compared to net income of $363,000 in fiscal 1997. The net loss resulted primarily from increased Selling, General & Administrative expenses, and an increase in interest expense. The increased expenses were partially offset by increased gross profit resulting from increased revenue.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations was $371,000 during the first quarter of fiscal 1998 as compared to $854,000 during the first quarter of fiscal 1997. The decrease resulted primarily from the fact that the Company realized a net loss from operations in fiscal 1998 as compared to a net profit during the first quarter of the prior year.

         Investing activities utilized $521,000 during the first quarter of 1998 as compared to $38,000 in the first quarter of fiscal 1997. The increase of $483,000 resulted primarily from the fact that the Company significantly reduced its capital equipment and project development activities in fiscal 1997 while its major subsidiaries operated in Chapter 11. During fiscal 1998, the Company had resumed certain capital expenditure programs. In addition, the Company, through one of its subsidiaries, acquired a California based company. (See Note F).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Financing activities provided $33,000 during the first quarter of 1998 compared to $453,000 used in the first quarter of fiscal 1997. The Company made certain payments amounting to $453,000 to its secured lender during the first quarter of 1997 as part of the Chapter 11 reorganization of its principal subsidiaries. The Company restructured its secured debt as part of the Plans of Reorganization in September 1996. The restructured debt provides for payment of interest only until September 1998 and, therefore, financing activities during the first quarter of fiscal 1998 have not required payments of principal on the secured debt.

         The Company had working capital of $2,722,000 as of June 30, 1997.

         The Company's short-term and long-term liquidity is dependent upon its ability to generate cash flow from operations. Other than cash flow from operations, the Company does not currently have any other source of liquidity. Accounts receivable and inventory levels during the balance of this fiscal year are not expected to change significantly based upon the Company's current level of operation.

PART II  -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) 27 - Financial data schedule as of June 30, 1997 filed herewith (for SEC use only).

(B) Forms 8-K dated April 17, 1997 and July 11, 1997 incorporated herein by reference.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 13th day of August, 1997.

                                             MEDICAL TECHNOLOGY SYSTEMS, INC.



                                             By:  /s/ Michael P. Conroy
                                                  -----------------------------
                                                  Michael P. Conroy
                                                  Vice President &
                                                  Chief Financial Officer