Form 10-Q
period 1997-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1997-11-13
CIK 823560

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended September 30, 1997 Commission File Number 0-16594


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


            12920  Automobile Boulevard,  Clearwater,  Florida 33762
            --------------------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code:  (813) 576-6311
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      ------   ------

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES  X    NO
                         ------   ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at September 30, 1997
                -----                          ---------------------------------

      Common Stock, $.01 par value                       6,107,173
      Preferred Stock, $.0001 par value                  6,500,000

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES




                                    Index

                                                                       Page

Part I - Financial Information

Item 1.     Financial Statements

 Consolidated Balance Sheets -
    March 31, 1997 and September 30,1997................                 1

 Consolidated Statements of Operations -
    Three months and Six months ended September 30, 1997 and 1996        2

 Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
    Six months ended September 30, 1997.................                 3

 Consolidated Statements of Cash Flow -
    Six months ended September 30, 1997 and 1996........                 4

  Notes to Consolidated Financial Statements............               5 - 7


Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................               8 - 10


Part II - Other Information

Item 1.
  Legal Proceedings.....................................                10

Item 4.
  Submission of Matters to a Vote of Security Holders...                10

Item 6.
  Exhibits and Reports on Form 8-K......................                10


  Signature.............................................                10

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                    ASSETS

                                                       September 30,    March 31,
                                                           1997           1997
Current Assets:                                        (Unaudited)
   Cash................................                 $    445        $    616
   Accounts Receivable, Net............                    3,689           3,041
   Inventories.........................                    2,411           2,260
   Prepaids and Other..................                      171             222
   Other Receivables...................                       50             350
                                                        ---------       ---------
   Total Current Assets................                    6,766           6,489

 Property and Equipment, Net..............                 3,645           4,004

Other Assets, Net.........................                 3,093           2,050
                                                        ---------       ---------

Total Assets..............................              $ 13,504        $ 12,543
                                                        =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long-Term Debt...              $    465        $    310
   Accounts Payable-Trade and Accrued
     Liabilities..........................                 2,692           2,190
                                                        ---------       ---------
   Total Current Liabilities..............                 3,157           2,500

Liabilities Subject to Compromise.........                 1,087             -0-

Long-Term Debt, Less Current Maturities...                15,288          15,459
                                                        ---------       ---------
Total Liabilities.........................                19,532          17,959
                                                        ---------       ---------

Stockholders' Equity (Deficit):
     Voting Preferred Stock..............                      1               1
     Common Stock........................                     61              60
     Capital in Excess of Par Value......                  8,582           8,433
     Retained Earnings (Deficit).........                (14,341)       ( 13,579)
     Less: Treasury Stock................                (   331)       (    331)
                                                        ---------       ---------
     Total Stockholders' Equity (Deficit)                ( 6,028)       (  5,416)
                                                        ---------       ---------

Total Liabilities and Stockholders' Equity              $ 13,504        $ 12,543
                                                        =========       =========


The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands; except Earnings Per Share Amounts)
                                 (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                           September 30,                September 30,
                                                      1997            1996           1997           1996
                                                      ----            ----           ----           ----
                                                                   (Restated)                    (Restated)

Revenue:

    Net Sales and Services....................        $ 5,611        $ 4,755        $10,758        $ 9,637

Costs and Expenses:

   Cost of Sales..............................          2,917          2,492          5,802          5,338
   Selling, General and Administrative........          2,414          1,501          4,414          2,837
   Depreciation and Amortization..............            389            341            747            680
   Interest, Net..............................            283             72            556             70
                                                     --------       --------        -------        -------

               Total Costs and Expenses                 6,003          4,406         11,519          8,925
                                                     --------       --------        -------        -------


Net Income (Loss) From Continuing Operations
   Before Discontinued Operations and
   Extraordinary Gain.........................        $  (392)       $   349        $  (761)       $   712

Gain on Forgiveness of Debt of Discontinued
   Operations.................................            -0-          2,700            -0-          2,700

Extraordinary Gain on Forgiveness of Debt.....            -0-          2,101            -0-          2,101
                                                      -------        -------        -------        -------

Net Income (Loss) ............................        $  (392)       $ 5,150        $  (761)       $ 5,513
                                                      =======        =======        ========       =======

Earnings (Loss) per Common Share Outstanding
   Continuing Operations .....................        $  (.07)       $   .06        $  (.13)       $   .13
   Discontinued Operations....................            .00            .48            .00            .49
   Extraordinary Gain.........................            .00            .37            .00            .37
                                                      -------        -------        -------        -------
   Net Income (Loss) .........................        $  (.07)       $   .91        $  (.13)       $   .99
                                                      =======        =======        =======        =======

Weighted average Common Shares outstanding....          5,918          5,680          5,918          5,563
                                                      =======        =======        =======        =======




The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     SIX MONTHS ENDED SEPTEMBER 30, 1997
                       (In Thousands Except Share Data)
                                 (Unaudited)


                                                                    COMMON STOCK
                                -------------------------------------------------------------------------------
                                 Number       $.01       Capital in        Retained
                                   of          Par       Excess of         Earnings       Treasury
                                 Shares       Value      Par Value         (Deficit)        Stock         Total
                                 ------       -----      ---------         ---------        -----         -----


Balance, March 31, 1997......  5,957,173    $   60         $8,433          $(13,579)       $ (331)      $ (5,417)

Net (Loss) for Three Months
 Ended June 30, 1997.........                                                  (370)                        (370)
                               ----------------------------------------------------------------------------------

Balance, June 30, 1997.......  5,957,173    $   60         $8,433          $(13,949)       $ (331)      $ (5,787)

Stock Issued.................    150,000         1            149                                            150

Net (Loss) for Three Months
 Ended September 30, 1997....                                                  (392)                        (392)
                               ----------------------------------------------------------------------------------

Balance, September 30, 1997..  6,107,173    $   61         $8,582          $(14,341)       $ (331)      $ (6,029)
                               ----------------------------------------------------------------------------------





                                                                    VOTING PREFERRED STOCK
                                   -----------------------------------------------------------------------------
                                     Number          $.0001
                                       of              Par
                                     Shares           Value
                                     ------           -----

Balance, March 31, 1997            6,500,000         $    1                                             $      1
                                   ---------         ------                                             --------

Balance, June 30, 1997             6,500,000         $    1                                             $      1
                                   ---------         ------                                             --------

Balance, September 30, 1997        6,500,000         $    1                                             $      1
                                   ---------         ------                                             --------

Total Stockholders' Equity (Deficit),
   September 30, 1997                                                                                   $ (6,028)
                                                                                                        ========


The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In Thousands)
                                 (Unaudited)


                                                                  Six Months Ended
                                                                    September 30,
                                                               1997               1996
                                                               ----               ----
                                                                               (Restated)
Operating Activities

Net Income (Loss) ........................................   $ (761)            $5,513

Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided (Used) by Operating Activities:
  Depreciation and Amortization...........................      747                680
  Extraordinary Gain......................................      -0-             (2,101)
  Gain on Forgiveness of Debt of Discontinued Operations..      -0-             (2,700)

(Increase) Decrease in:
     Accounts Receivable..................................     (205)               (66)
     Income Taxes Receivable..............................      -0-                880
     Inventories..........................................     (120)               153
     Prepaid Expenses and Other Assets....................      351                (24)
  Increase (Decrease) in:
     Accounts Payable and Other Accrued Liabilities.......      501               (482)
                                                             ------             ------
Total Adjustments.........................................    1,274             (3,660)
                                                             ------             ------
Net Cash Provided by Operations...........................      513              1,853
                                                             ------             ------

Investing Activities
   Expended for Property and Equipment....................     (197)              (111)
   Acquisition, Net of Cash Acquired......................     (195)               -0-
   Expended for Product Development.......................     (198)               (63)
   Expended for Other Assets..............................      (79)               -0-
                                                             ------             ------
   Net Cash Used by Investing Activities..................     (669)              (174)
                                                             ------             ------

Financing Activities
   Payments on Notes Payable, Long-Term Debt..............     (216)            (1,213)
   Net Proceeds from Borrowing on Notes Payable and
     Long-Term Debt.......................................       51                -0-
   Issuance of Common Stock...............................      150                114
                                                             ------             ------
   Net cash (Used) by Financing Activities................      (15)            (1,099)
                                                             ------             ------

Net Increase (Decrease) in Cash...........................     (171)               580

Cash at Beginning of Period...............................      616                965
                                                             ------             ------
Cash at End of Period.....................................   $  445             $1,545
                                                             ======             ======


The accompanying notes are an integral part of these financial statements.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.


NOTE B - INVENTORIES

      The components of inventory consist of the following:


                                                      September 30,          March 31,
                                                         1997                   1997
                                                         ----                   ----
                                                                (In Thousands)
                Raw Materials                          $  494                 $  588
                Finished Good and Work in Progress      1,917                  1,672
                                                       ------                 ------
                                                       $2,411                 $2,260
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


NOTE D - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                         September 30,         March 31,
                                                                                             1997                1997
                                                                                             ----                ----
                                                                                                   (In Thousands)


Plan Note I;  interest  only at 7.5% payable  monthly  until  September 1, 1998;
   installments of interest and principal monthly for ten years ending September
   1, 2006, with a lump sum payment of approximately $11.4 million on that
   date...........................................................................         $15,000            $15,000

Seller Financing Under Tampa Pathology Acquisition Agreement, face value of $478,000 discounted at 10%, with variable monthly payments
  until satisfied ................................................................             246                273

                                      5

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


NOTE D - LONG-TERM DEBT, Continued

                                                                                         September 30,         March 31,
                                                                                             1997                1997
                                                                                             ----                ----
                                                                                                   (In Thousands)


Other Notes and Agreements; interest and principal payable monthly and
  annual at various amounts through March 2000....................................             507                496
                                                                                          --------            -------
Total Long-Term Debt..............................................................          15,753             15,769
Less Current Portion..............................................................            (465)              (310)
                                                                                          --------            -------
LONG-TERM DEBT DUE AFTER 1 YEAR...................................................         $15,288            $15,459
                                                                                          ========            =======

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

      The following is operating information for these business segments for the three months ended September 30, 1997 and 1996:

                                                       Three Months Ended                        Six Months Ended
                                                          September 30,                            September 30,
                                                     1997                1996               1997                1996
                                                     ----                ----               ----                ----
                                                           (In Thousands)                        (In Thousands)
Revenue of each Segment:
      Medication Dispensing Systems                 $ 4,062             $ 3,331            $  7,380            $  6,617
      Clinical Laboratory Services                    1,549               1,424               3,378               3,020
                                                    -------             -------            --------            --------
Total Revenue                                       $ 5,611             $ 4,755            $ 10,758            $  9,637
                                                    =======             =======            ========            ========

Operating Profit (Loss) of each Segment:
      Medication Dispensing Systems                 $   515             $   913            $    672            $  1,599
      Clinical Laboratory Services                      (35)                105                 246                 259
      Corporate                                        (872)               (669)             (1,679)             (1,146)
                                                    -------             -------            --------            --------
Total Operating Profit (Loss)                       $  (392)            $   349            $   (761)           $    712
                                                    ========            =======            ========            ========

Depreciation and Amortization Expense
of each Segment:
      Medication Dispensing Systems                 $   216             $   166            $    393            $    326
      Clinical Laboratory Services                       65                  55                 126                 122
      Corporate                                         108                 120                 228                 232
                                                    -------             -------            --------            --------
Total Depreciation and Amortization                 $   389             $   341            $    747            $    680
                                                    =======             =======            ========            ========


              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


NOTE E - SEGMENT INFORMATION, Continued


                                                       Three Months Ended                        Six Months Ended
                                                          September 30,                            September 30,
                                                     1997                1996               1997                1996
                                                     ----                ----               ----                ----
                                                          (In Thousands)                        (In Thousands)
Identifiable Assets of each Segment:
      Medication Dispensing Systems                 $ 8,522             $ 8,534            $  8,522            $  8,534
      Clinical Laboratory Services                    2,627               2,899               2,627               2,899
      Corporate                                       2,355               2,367               2,355               2,367
                                                    -------             -------            --------            --------
Total Assets                                        $13,504             $13,800            $ 13,504            $ 13,800
                                                    =======             =======            ========            ========

Capital Expenditures of  each Segment:
      Medication Dispensing Systems                 $    29             $     7            $    121            $     45
      Clinical Laboratory Services                        5                  62                  56                  64
      Corporate                                           5                   2                  20                   2
                                                    -------             -------            --------            --------
Total Capital Expenditures                          $    39             $    71            $    197            $    111
                                                    =======             =======            ========            ========


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


NOTE G - BANKRUPTCY MATTERS

     On July 10, 1997, Medication Management Technologies, Inc. (MMT) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. MMT is currently in the process of preparing a plan of reorganization to present to the bankruptcy court for approval. The results of operation for the three and six months ended September 30, 1997 do not include any restructuring charges relating to the MMT bankruptcy which are material to the financial statements.


NOTE H - LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise of $1,087,000 at September 30, 1997 represent the amounts payable to unsecured creditors of Cygnet Laboratories, Inc. which were assumed by Medication Management Technologies, Inc. as part of the merger with Cygnet Laboratories, Inc.

NOTE I - RESTATED RESULTS OF OPERATION

     The results of operation for the three and six months ended September 30, 1996 have been restated for certain amounts relating to the restructuring of the Company's bank debt and forgiveness of debt. The restructuring of bank debt and forgiveness of debt resulted from the confirmation of the plan of reorganization of the Company's major subsidiaries by the bankruptcy court on September 4, 1996. These items are more fully described in Note 19 to the unaudited consolidated financial statements of the Company for the fiscal year ended March 31, 1997 which are included in Form 10-K dated July 2, 1997.


NOTE J - ISSUANCE OF COMMON STOCK

     The Company issued 150,000 shares of Common Stock to a former officer and director in September 1997. The stock was issued pursuant to a severance agreement which was entered into between the Company and the officer in March 1996.

              MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statement may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "intends," "expects," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements of the Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


Three Months Ended September 30, 1997 and 1996

     Net sales for the three months ended September 30, 1997 increased 18% to $5,611,000 from $4,755,000 during the same period the previous year. The increase in net sales resulted from an increase in revenues of 21.9% in the medication dispensing systems business segment. Revenues in this business segment increased primarily as a result of (a) increased sales of disposable medication punch cards to existing customers who have expanded their business through the acquisition of additional pharmacies and (b) sales of obstetrical information systems by the Company's subsidiary, Medication Management Technologies, Inc. which acquired Cygnet Laboratories in June 1997. Revenues for the clinical laboratory services segment increased 8.8% in the three months ended September 30, 1997 compared to the same period the previous year. The increase in this segment resulted primarily from an increase in the number of physicians serviced.

     Cost of sales for the three months ended September 30, 1997 increased 17.0% to $2,917,000 from $2,492,000 the same period the previous year. Cost of sales as a percentage of sales decreased to 52.0% for the three months ended September 30, 1997 compared to 52.4% the same period the previous year. The minor decrease in cost of sales as a percentage of sales resulted from incremental gross margin on increased sales which was partially offset by increases in costs. Cost of sales as a percentage of sales for the medication dispensing system segment was 49.7% compared to 50.7% the prior year. Cost of sales as a percentage of sales for the clinical laboratory services segment increased in fiscal 1998 to 58.0% from 56.4% the previous year.

     Selling,   general  and   administrative   expenses  increased  60.8%  from
$1,501,000 to $2,414,000 for the three months ended September 30, 1997 as compared to the same period the previous year. The increase in SG&A expenses resulted primarily from increases in personnel and selling related costs in the medication dispensing business. In addition, the acquisition of Cygnet Laboratories, Inc. in June 1997 resulted in the addition of personnel necessary to sell and service the customers of this business. SG&A expenses increased $745,000 in the medication dispensing business segment, $4,000 in the holding company and $163,000 in the clinical laboratory segment.

     Depreciation and amortization expense increased $48,000 to $389,000 (14.1%) for the three months ended September 30, 1997 from $341,000 during the same period the previous year. The increase resulted from depreciation and amortization of assets acquired during the first six months of fiscal 1998.

     Interest expense (net of interest income) for the three months ended September 30, 1997 increased $210,000 compared to the same period the previous year. During the three months ended September 30, 1996, the Companies major subsidiaries were in Chapter 11, consequently interest payments on the outstanding secured debt were suspended until confirmation of the plan of reorganization on September 4, 1996.

     Net loss from continuing operations and before extraordinary items for the three months ended September 30, 1997 was $392,000 compared to a net income of $349,000 in the same period the previous year. The net loss for the three months ended September 30, 1997 compared to the net income during the same period the previous year resulted from increased SG&A expenses and interest expense, which offset increased gross margin realized on higher revenues.

     Extraordinary income for the three months ended September 30, 1996 was $0 compared to $2,101,000 the prior year. The extraordinary income the prior year resulted from the adjustment of the unsecured claims held by creditors of the Company's subsidiaries pursuant to the plan of reorganization approved by the bankruptcy court.

     Gain on forgiveness of debt of discontinued operations for the three months ended September 30, 1997 was $0 compared to $2,700,000 during the same period the previous year. The gain recognized in the three months ended September 30, 1996 resulted from the adjustment in the amount to be paid to the unsecured creditors of the Company's subsidiary, Vangard Labs, Inc., pursuant to the plan of reorganization which was confirmed by the bankruptcy court.

                  MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

Six Months Ended September 30, 1997 and 1996

      Net sales for the six months ended September 30, 1997 increased 11.6% to $10,758,000 from $9,637,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products and an increase in the number of physicians serviced by MT Labs, Inc. Revenues for the medication dispensing systems business segment increased 11.5% in fiscal 1998 compared to the previous year. Revenues for the clinical laboratory services segment increased 11.9% in fiscal 1998 compared to the previous year.

     Cost of sales  for the six  months  ended  September  30,  1997,  increased
$464,000  (8.7%) to  $5,802,000  from  $5,338,000  during  the same  period  the previous year. The increase resulted primarily from the increase in revenues in each business segment. Cost of sales as a percentage of sales was decreased to 53.9% in the three months ended September 30, 1997 from 55.4% the same period the previous year. Cost of sales as a percentage of sales in the medication dispensing systems business segment decreased to 53.9% from 54.3% during the same period the previous year primarily as a result of incremental profit margin on increased revenue. Cost of sales as a percentage of sales decreased to 54.0% in fiscal 1998 from 57.7% the prior year in the clinical laboratory segment primarily as a result of additional revenues which did not require increases in certain fixed operating costs.

     Selling, general and administrative expenses increased $1,577,000 (55.6%) to $4,414,000 from $2,837,000 for the six months ended September 30, 1997 compared to the same period the previous year. The reasons for the increase are substantially the same as those outlined in the comparative quarterly discussions. SG&A expenses increased $1,242,000 in the medication dispensing segment, $50,000 in the holding company and $285,000 in the clinical laboratory segment.

     Depreciation and amortization expense increased $67,000 to $747,000 (9.9%) for the six months ended September 30, 1997 compared to $680,000 during the same period the previous year. The reasons for the increase in depreciation and amortization for the six months ended September 30, 1997 are substantially the same as those outlined in the comparative quarterly discussions.

      Interest expense (net of interest income) increased $486,000 during the six months ended September 30, 1997 compared to the previous year. The reasons for the increase in interest expense during the six months ended September 30, 1997 are substantially the same as those outlined in the comparative quarterly discussions.

     Net loss from continuing operations and before extraordinary items was $761,000 for the six months ended September 30, 1997 compared to net income of $712,000 the same period the previous year. The reasons for the net loss from continuing operations for the six months ended September 30, 1997 compared to net income the prior year are substantially the same as those outlined in the comparative quarterly discussions.

      Extraordinary income for the six months ended September 30, 1997 was $0 compared to $2,101,000 the prior year. The extraordinary income the prior year resulted from the adjustment of the unsecured claims held by creditors of the Company's subsidiaries pursuant to the plan of reorganization approved by the bankruptcy court.

     Gain on forgiveness of debt of discontinued operations for the six months ended September 30, 1997 was $0 compared to $2,700,000 during the same period the previous year. The gain recognized in the three months ended September 30, 1996 resulted from the adjustment in the amount to be paid to the unsecured creditors of the Company's subsidiary, Vangard Labs, Inc., pursuant to the plan of reorganization which was confirmed by the bankruptcy court.


LIQUIDITY AND CAPITAL RESOURCES

      Cash provided from continuing operations for the six months ended September 30, 1997 was $513,000 compared to $1,853,000 during the previous year. Cash was provided from continuing operations primarily as a result of increases in trade credit provided to the Company.

     Investing activities utilized $669,000 during the six months ended September 30, 1997 compared to $174,000 the previous year. The increase in cash used by investing activities resulted from product development and capital expenditure programs which resumed in fiscal 1998, as well as the acquisition of Cygnet Laboratories, Inc. in June 1997.

      Financing activities used $15,000 during the six months ended September 30, 1997 compared to $1,099,000 the previous year. The Company made certain payments to its secured lender during the first six months of the prior year as part of the Chapter 11 reorganization of its principal subsidiaries. The Company's current secured debt requires interest only payments until September 1998, therefore financing activities currently do not require repayment of principal on outstanding secured debt.

      The Company had working capital of $3,609,000 as of September 30, 1997 and has no other source of working capital other than that which is generated from operations.

     On October 28, 1997, the bankruptcy court ordered the Company to make payments of approximately $270,000 to unsecured creditors pursuant to the plan of reorganization which was confirmed on September 4, 1996 for MTS Packaging, Inc. and MT Laboratories, Inc. In addition, approximately $172,000 in administrative claims have been filed with the court of which approximately $67,000 have previously been paid, resulting in a balance of $105,000 to be paid. The Company had placed $250,000 in escrow with its bankruptcy counsel to provide for payments to unsecured creditors and administrative claims. The amounts remaining to be paid to unsecured creditors and administrative claims ($375,000) will be paid from the escrow funds, as well as funds generated from future operations.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      On July 10, 1997, Medication Management Technologies, Inc. (MMT) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. MMT is currently in the process of preparing a plan of reorganization to present to the bankruptcy court for approval.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on September 10, 1997. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy and John Stanton were elected directors of the Company for one year terms with 5,112,303 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock voting in favor, 11,819 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 178,705 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.

     In addition, the appointment of Grant Thornton as the Company's independent certified public accountants for the fiscal year 1998 was ratified by a vote of 5,204,456 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock in favor, and 39,050 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 45,353 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.

     The proposal to adopt the adoption and amendment of the Company's 1997 Stock Option Plan was approved by a vote of 4,819,914 shares of Common Stock and
     6,500,000 shares of Voting Preferred Stock. There were 354,058 shares of Common
Stock and zero shares of Voting Preferred Stock voting against the proposal and 114,887 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.

Item 6. Exhibits and Reports on Form 8-K

     27 - Financial data schedule as of September 30, 1997 (for SEC use only), filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 13th day of November, 1997.

MEDICAL TECHNOLOGY SYSTEMS, INC.



By:          /s/ Michael P. Conroy
   ------------------------------------------
    Michael P. Conroy
    Vice President & Chief Financial Officer