Form 10-Q
period 1997-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1998-02-13
CIK 823560

                                      (1)

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1997 Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                         59-2740462
          --------                                         ----------
(State or other jurisdiction of                     (IRS Employer ID Number)
incorporation or organization)


              12920 Automobile Boulevard, Clearwater, Florida 33762
                    (address of principal executive offices)

Registrant's telephone number, including area code:  (813) 576-6311

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at December 31, 1997
-----                                           --------------------------------
Common Stock, $.01 par value                                  6,089,673
Preferred Stock, $.0001 par value                             6,500,000

                                      (2)

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                     Index

                                                                      Page

                                                                      ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements

Consolidated Balance Sheets -
  December 31, 1997 and March 31, 1997............................      1


Consolidated Statements of Operations -
  Three Months and Nine Months ended December 31, 1997 and 1996...      2


Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
  Nine Months ended December 31, 1997.............................      3


Consolidated Statements of Cash Flow -
  Nine Months ended December 31, 1997 and 1996....................      4


Notes to Condensed Consolidated Financial Statements..................  5-8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...    ................   9-11


Part II - Other Information
---------------------------

Item 1.   Legal Proceedings.........................................   12


Item 6.   Exhibits and Reports on Form 8-K........................     12


          Signature...............................................     12

                                        i

                                      (3)


Item 1. Financial Statements

                         Part I - FINANCIAL INFORMATION

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                         December 31,   March 31,
                                                            1997          1997
                                                         -----------   ---------
                                                         (Unaudited)

Current Assets:
   Cash ...............................................   $    102     $    616
   Accounts Receivable, Net ...........................      3,836        3,041
   Inventories ........................................      2,651        2,260
   Prepaids and Other .................................        160          222
   Other Receivables ..................................         50          350
                                                           -------     --------
   Total Current Assets ...............................      6,799        6,489

Property and Equipment, Net ...........................      3,357        4,004

Other Assets, Net .....................................      3,159        2,050
                                                          --------     --------
Total Assets ..........................................   $ 13,315     $ 12,543
                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Current Maturities of Long-Term Debt ...............   $    404     $    310
   Accounts Payable-Trade and Accrued Liabilities .....      2,731        2,190
                                                          --------     --------
   Total Current Liabilities ..........................      3,135        2,500

Liabilities Subject to Compromise .....................      1,087          -0-

Long-Term Debt, Less Current Maturities ...............     15,261       15,459
                                                          --------     --------
Total Liabilities .....................................     19,483       17,959
                                                          --------     --------
Stockholders' Equity (Deficit):
    Voting Preferred Stock ............................          1            1
    Common Stock ......................................         62           60
    Capital in Excess of Par Value ....................      8,588        8,433
    Retained Earnings (Deficit) .......................    (14,488)     (13,579)
    Less: Treasury Stock ..............................       (331)        (331)
                                                          --------     --------
      Total Stockholders' Equity (Deficit) ............     (6,168)      (5,416)
                                                          --------     --------
Total Liabilities and Stockholders' Equity ............   $ 13,315     $ 12,543
                                                          ========     ========

The accompanying notes are an integral part of these financial statements

                                      (4)


               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands; Except Earnings Per Share Amounts)
                                   (Unaudited)

                                                             Three Month Ended       Nine Months Ended
                                                                December 31,            December 31,
                                                               1997        1996       1997        1996
                                                             -------     -------    -------     -------
                                                                       (Restated)             (Restated)
Revenue:

    Net Sales and Services ...............................   $ 5,551    $ 4,624    $ 16,309    $ 14,264

Costs and Expenses:
    Cost of Sales ........................................     3,085      2,433       8,889       7,773
    Selling, General and Administrative ..................     2,248      1,847       6,660       4,685
    Depreciation and Amortization ........................       387        343       1,134       1,023
    Interest, Net ........................................       248        265         805         336
                                                             --------   --------    --------    --------
            Total Costs and Expenses .....................     5,968      4,888      17,488      13,817
                                                             --------   --------    --------    --------

Net Income (Loss) From Continuing Operations Before Income
   Taxes, Discontinued Operations and Extraordinary Gain .      (417)      (264)     (1,179)        447

Income Taxes Recovered ...................................      (270)       -0-        (270)        -0-
                                                             --------   --------    --------    --------

Net Income (Loss) from Continuing Operations Before ......      (147)      (264)       (909)        447
   Discontinued Operations and Extraordinary Gain

Gain on Forgiveness of Debt of Discontinued Operations ...      -0-         -0-         -0-       2,700

Extraordinary Gain on Forgiveness of Debt ................      -0-         -0-         -0-       2,101
                                                             --------   --------    --------    --------

Net Income (Loss) ........................................   $  (147)   $  (264)    $  (909)    $ 5,248
                                                             ========   ========    ========    ========
Earnings (Loss) Per Common Share Outstanding:
Basic Earnings (Loss) Per Share
    Continuing Operations ................................   $ (0.02)   $ (0.04)    $ (0.15)    $  0.08
    Discontinued Operations ..............................      0.00       0.00        0.00        0.47
    Extraordinary Gain ...................................      0.00       0.00        0.00        0.37
                                                             --------   --------    --------    --------
    Net Income (Loss) ....................................   $ (0.02)   $ (0.04)    $ (0.15)    $  0.92
                                                             ========   ========    ========    ========

Weighted average Common Shares outstanding ...............     6,083      5,904       6,005       5,677
                                                             ========   ========    ========    ========

    The accompanying notes are an integral part of these financial statements.

                                      (5)

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED DECEMBER 31, 1997
                        (In Thousands Except Share Data)
                                  (Unaudited)

                                                                  COMMON STOCK
                                        ---------------------------------------------------------------
                                           Number     $0.01   Capital in Retained
                                             of        Par    Excess of  Earnings  Treasury
                                           Shares     Value   Par Value  (Deficit)  Stock     Total
                                        ---------------------------------------------------------------
Balance, March 31, 1997 ............     5,957,173    $  60   $ 8,433   $(13,579)   $(331)   $(5,417)

Net (Loss) for Three Months
   Ended June 30, 1997 .............                                    $   (370)            $  (370)
                                        --------------------------------------------------------------

Balance, June 30, 1997 .............     5,957,173    $  60   $ 8,433   $(13,949)   $(331)   $(5,787)

Stock Issued .......................       150,000    $   1   $   149                        $   150

Net (Loss) for Three Months
   Ended September 30, 1997 ........                                    $   (392)            $  (392)
                                        --------------------------------------------------------------

Balance, September 30, 1997 ........     6,107,173    $  61   $ 8,582   $(14,341)   $(331)   $(6,029)

Stock Issued .......................        22,500    $   1   $     6                        $     7

Net (Loss) for Three Months
   Ended December 31, 1997 .........                                    $   (147)            $  (147)
                                       --------------------------------------------------------------

Balance, December 31, 1997 .........     6,129,673    $  62   $ 8,588   $(14,488)   $(331)   $(6,169)
                                       ===========    ======  =======   =========   ======   =========

                                                            VOTING PREFERRED STOCK
                                       --------------------------------------------------------------
                                          Number      $ 0001.
                                            of          Par
                                          Shares       Value
                                       -----------    -------
Balance, March 31, 1997 ............     6,500,000    $     1                                $     1
                                       -----------    -------                                -------
  Balance, June 30, 1997 ...........     6,500,000    $     1                                $     1
                                       -----------    -------                                -------
Balance, September 30, 1997 ........     6,500,000    $     1                                $     1
                                       -----------    -------                                -------
Balance December 31, 1997 ..........     6,500,000    $     1                                $     1
                                       -----------    -------                                -------
Total Stockholders' Equity
 (Deficit), December 31, 1997 ......                                                         $(6,168)
                                                                                             =======

The accompanying notes are an integral part of these financial statements.

                                      (6)

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                          December 31,
                                                                         1997     1996
                                                                       -------   -------
                                                                                (Restated)
Operating Activities:

Net Income (Loss) .................................................    $ (909)   $ 5,248

Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization .................................     1,134      1,023
    Extraordinary Gain ............................................       -0-     (2,101)
    Gain on Forgiveness of Debt of Discontinued Operations ........       -0-     (2,700)
    Loss on Disposition of Property and Equipment .................        46        -0-

(Increase) Decrease in:
    Accounts Receivable ...........................................      (339)        35
    Income Taxes Receivable .......................................       -0-        880
    Inventories ...................................................      (360)        27
    Prepaid Expenses and Other Assets .............................       315        (31)
Increase (Decrease) in:
    Accounts Payable and Other Accrued Liabilities ................       540       (688)
                                                                        -------   -------
Total Adjustments .................................................     1,336     (3,555)
                                                                        -------   -------
Net Cash Provided by Operating Activities..........................       427      1,693
                                                                        -------   -------
Investing Activities
    Expended for Property and Equipment ...........................      (279)      (136)
    Proceeds from Disposition of Property and Equipment ...........         7        -0-
    Acquisition, Net of Cash Acquired .............................      (195)       -0-
    Expended for Product Development ..............................      (273)      (249)
    Expended for Other Assets .....................................      (106)       -0-
                                                                        -------   -------
    Net Cash Used by Investing Activities .........................      (846)      (385)
                                                                        -------   -------

Financing Activities
    Payments on Notes Payable, Long-Term Debt .....................      (303)    (1,311)
    Net Proceeds from Borrowing on Notes Payable and Long-Term Debt        51        -0-
    Issuance of Common Stock ......................................       157        114
                                                                        -------  -------
    Net cash Used by Financing Activities..........................       (95)    (1,197)
                                                                        -------  -------

Net Increase (Decrease) in Cash ...................................      (514)       111

Cash at Beginning of Period .......................................       616        965
                                                                        -------  -------

Cash at End of Period .............................................     $ 102    $ 1,076
                                                                        =======  =======

The accompanying notes are an integral part of these financial statements.

                                      (7)

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                  December 31,     March 31,
                                                     1997            1997
                                                  ------------     --------
                                                         (In Thousands)
Raw Materials ..............................         $  667         $  588
Finished Good and Work in Progress ..........         1,984          1,672
                                                     ------         ------
                                                     $2,651         $2,260
                                                     ======         ======

     Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE C - EARNINGS PER SHARE

     The Company adopted Statement of Financial Standards 128. Earnings per share effective October 1, 1997. The implementation of this standard did not have a material effect on the financial statements.Earnings (loss) per common share were computed using the weighted average number of shares outstanding. Common stock equivalents (warrants and options) were excluded from the calculation, as their effect would be antidilutive.

NOTE D - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                December 31,  March 31,
                                                                                   1997         1997
                                                                                   ----         ----
                                                                                     (In Thousands)
Plan Note I: interest only at 7.5% payable monthly until September 1, 1998;
 installments of interest and principal monthly for ten years ending September 1,
 2006, with 1ump payment of approximately $11.4 million on that  date...........$ 15,000      $ 15,000


Seller Financing Under Tampa Pathology Acquisition Agreement, face value of
 $487,000 discounted at 10%, with variable monthly payments until satisfied.....     232           273

                                      (8)

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997


NOTE D - LONG-TERM DEBT, CONTINUED

                                                                                 December 31,  March 31,
                                                                                   1997         1997
                                                                                   ----         ----
                                                                                     (In Thousands)
Other Notes and  Agreements;  interest  and  principal  payable  monthly and
 annual at various amounts through March 2000 ..................................     433           496
                                                                                ---------      --------
Total Long-Term Debt ...........................................................  15,665        15,769

Less Current Portion............................................................    (404)         (310)
                                                                                ---------      --------
Long-Term Debt Due After 1 Year.................................................$ 15,261      $  5,459
                                                                                =========     =========

     On December 5, 1997, the Company received a notification from its bank that certain events of default had occurred under the Loan Agreement between the bank and the Company. The Company has notified the bank that in its opinion, the events of default asserted by the bank have not occurred. The Company and its bank have exchanged additional information and conducted several meetings since December 5, 1997 in an attempt to resolve issues relating to the alleged defaults, as well as issues relating to restructuring the Loan Agreement. There can be no assurances that the Company and its bank will reach a mutually satisfactory resolution of this matter. The balance sheet reflects $15,000,000 of the bank debt as long term at December 31, 1997.

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

     The following is operating information for these business segments for the three months and nine months ended December 31, 1997 and 1996:

                                              Three Month Ended       Nine Months Ended
                                                 December 31,            December 31,
                                              1997         1996       1997         1996
                                           ---------    ----------  ---------   --------
                                               (In Thousands)           (In Thousands)
Revenue of each Segment:
         Medication Dispensing Systems .   $  3,715    $  3,069   $ 11,094    $  9,690
         Clinical Laboratory Services ..      1,836       1,555      5,215       4,574
                                           --------    --------   --------    --------
Total Revenue ..........................   $  5,551    $  4,624   $ 16,309    $ 14,264
                                           ========    ========   ========    ========

Operating Profit (Loss) of each Segment:
         Medication Dispensing Systems .   $    280    $    518   $    945    $  4,295
         Clinical Laboratory Services ..         84          65        329         177
         Corporate .....................       (511)       (847)    (2,183)        776
                                           --------    --------   --------    --------
 Total Operating Profit (Loss) ..........  $   (147)   $   (264)  $   (909)   $  5,248
                                           ========    ========   ========    ========

Depreciation and Amortization
Expense of each Segment:
         Medication Dispensing Systems .   $    208    $    165   $    595    $    494
         Clinical Laboratory Services ..         61          61        183         183
         Corporate .....................        118         117        356         346
                                            --------   --------   --------    --------
Total Depreciation and Amortization ....   $    387    $    343   $  1,134    $  1,023
                                           ========    ========   ========    ========

                                      (9)

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

NOTE E - SEGMENT INFORMATION, CONTINUED

                                             Three Month Ended       Nine Months Ended
                                                 December 31,            December 31,
                                              1997         1996       1997         1996
                                           ---------    ----------  ---------   --------
                                               (In Thousands)           (In Thousands)
Identifiable Assets of each Segment:
         Medication Dispensing Systems .   $  7,625    $  6,053   $  7,625    $  6,053
         Clinical Laboratory Services ..      2,732       2,760      2,732       2,760
         Corporate .....................      2,958       4,423      2,958       4,423
                                           --------    --------   --------    --------
  Total Assets ........................... $ 13,315    $ 13,236   $ 13,315    $ 13,236
                                           ========    ========   ========    ========
Capital Expenditures of each Segment:
         Medication Dispensing Systems .   $     69    $     17   $    190    $     62
         Clinical Laboratory Services ..          3           1         59          65
         Corporate .....................         10           7         30           9
                                           --------    --------   --------    --------
Total Capital Expenditures .............   $     82    $     25   $    279    $    136
                                           ========    ========   ========    ========


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

NOTE G - BANKRUPTCY MATTERS

     On July 10, 1997, Medication Management Technologies, Inc. (MMT) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. MMT is currently in the process of preparing a plan of reorganization to present to the bankruptcy court for approval. The results of operation for the three and nine months ended December 31, 1997 do not include any restructuring charges related to the MMT bankruptcy which are material to the financial statements.

NOTE H - LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise of $1,087,000 at December 31, 1997 represent the amounts payable to unsecured creditors of Cygnet Laboratories, Inc. which were assumed by Medication Management Technologies, Inc. as part of the merger with Cygnet Laboratories, Inc.

                                      (10)

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

NOTE I - RESTATED RESULTS OF OPERATION

     The results of operation for the three and nine months ended December 31, 1996 have been restated for certain amounts relating to the restructuring of the Company's bank debt and forgiveness of debt. The restructuring of bank debt and forgiveness of debt resulted from the confirmation of the plan of reorganization of the Company's major subsidiaries by the bankruptcy court on September 4, 1996. These items are more fully described in Note 19 to the audited consolidated financial statements of the Company for the fiscal year ended March 31, 1997 which are included in Form 10-K dated July 2, 1997.

NOTE J - ISSUANCE OF COMMON STOCK

     The Company issued 150,000 shares of Common Stock to a former officer and director in September 1997. The stock was issued pursuant to a severance agreement which was entered into between the Company and the officer in March 1996. In addition, 22,500 shares of Common Stock was issued to certain employees in October 1997 pursuant to the Company's Employee Stock Plan.

NOTE K - INCOME TAXES

     The Company amended it Federal Income Tax Return for the fiscal year ended March 31, 1992 in order to carryback a net operating loss incurred in the fiscal year ended March 31, 1995. As a result of this amendment during the three months ended December 31, 1997, the Company recovered approximately $270,000 of income taxes previously paid as well as approximately $46,000 in interest which is reflected in the statement of operations for the three and nine months ended December 31, 1997.

                                      (11)

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "estimates", "expects", "intends", "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Three Months Ended December 31, 1997 and 1996

     Net sales for the three months ended December 31, 1997 increased 20% to $5,551,000 from $4,624,000 during the same period the previous year. The increase in net sales resulted from an increase in revenues of 21% in the medication dispensing systems business segment. Revenues in this business segment increased primarily as a result of (a) increased sales of disposable medication punch cards to existing customers who have expanded their business through the acquisition of additional pharmacies and (b) increases in the number of pharmacy management information systems installed. Revenues for the clinical laboratory services segment increased 18% in the three months ended December 31, 1997 compared to same period the previous year. The increase in this segment resulted primarily from an increase in the number of physicians serviced.

     Cost of sales for the three months ended December 31, 1997 increased 27% to $3,085,000 from $2,433,000 the same period the previous year. Cost of sales as a percentage of sales increased to 56% for the three months ended December 31, 1997 compared to 53% during the same period the previous year. Cost of sales increased as a result of increased revenue. The increase in cost of sales as a percentage of sales resulted from increases in fixed costs, primarily personnel, in the medication dispensing segment. Cost of sales as a percentage of sales for the medication dispensing system segment was 55% compared to 48% the prior year. Cost of sales as a percentage of sales for the clinical laboratory services segment decreased to 57% from 61% the previous year. The decrease in this segment resulted primarily from increased revenues which did not require a corresponding increase in fixed operating costs.

     Selling, general and administrative expenses increased 22% to $2,248,000 from $1,847,000 for the three months ended December 31, 1997 as compared to the same period the previous year. The increase in SG&A expenses resulted primarily from increases in personnel and selling related costs in the medication dispensing business segment. In addition, the acquisition of Cygnet Laboratories, Inc. in June 1997 resulted in the addition of personnel necessary to sell and service the customers of this business. SG&A expenses increased $290,000 in the medication dispensing business segment, $151,000 in the clinical laboratory segment. SG & A expenses in the holding company decreased $41,000.

     Depreciation and amortization expense increased $44,000 to $387,000 for the three months ended December 31, 1997 from $343,000 during the same period the previous year. The increase resulted from depreciation and amortization of assets acquired during the first nine months of fiscal 1998.

                                      (12)

     Interest expense (net of interest income) for the three months ended December 31, 1997 decreased $17,000 to $248,000 from $265,000 during the same period the previous year. The decrease resulted primarily from the fact that the Company received approximately $46,000 in interest on a Federal Income Tax refund.

     The Company received an income tax refund of approximately $270,000 during the three months ended December 31, 1997 which resulted from an amendment to its 1992 tax return. The refund is reflected in the Statement of Operations for the three and nine months ended December 31, 1997.

     Net loss from continuing operations and before extraordinary items for the three months ended December 31, 1997 was $147,000 compared to a net loss of $264,000 during the same period the previous year. The net loss for the three months ended December 31, 1997 decreased from the prior year primarily as a result of an income tax refund of $270,000.

Nine Months Ended December 31, 1997 and 1996

     Net sales for the nine months ended December 31, 1997 increased 14% to $16,309,000 from $14,264,000 during the same period the previous year. The increase in net sales resulted primarily from increased sales of MTS Packaging, Inc. products, an increase in the number of physicians serviced by MT Labs, Inc. and sales of obstetrical information systems by Medication Management Technologies, Inc. Revenues for the medication dispensing systems business segment increased 15% in fiscal 1998 compared to the previous year. Revenues for the clinical laboratory services segment increased 14% in fiscal 1998 compared to the previous year.

     Cost of sales for the nine months ended December 31, 1997, increased 14% to $8,889,000 from $7,773,000 during the same period the previous year. The increase resulted primarily from the increase in revenues in each business segment. Cost of sales as a percentage of sales was 55% this year and the previous year. Cost of sales as a percentage of sales in the medication dispensing systems business segment increased to 54% in the nine months ended December 31, 1997 from 52% during the same period the previous year primarily as a result of increased fixed costs primarily personnel. Cost of sales as a percentage of sales decreased to 55% in fiscal 1998 from 59% the prior year in the clinical laboratory segment primarily as a result of additional revenues which did not require increases in certain fixed operating costs.

     Selling, general and administrative expenses increased 42% to $6,660,000 from $4,685,000 for the nine months ended December 31, 1997 compared to the same period the previous year. The increase resulted primarily from increases in personnel and selling related costs. SG&A expenses increased $1,242,000 in the medication dispensing segment, $285,000 in the clinical laboratory segment and $50,000 in the holding company.

     Depreciation and amortization expense increased $111,000 to $1,134,000 for the nine months ended December 31, 1997 from $1,023,000 during the same period the previous year. The reasons for the increase in depreciation and amortization for the nine months ended December 31, 1997 are substantially the same as those outlined in the comparative quarterly discussions.

     Interest expense (net of interest income) increased $469,000 to $805,000 during the nine months ended December 31, 1997 from $336,000 to the previous year. The increase resulted primarily from the fact that the Company's major subsidiaries were in Chapter 11 during the first six months of 1996. Consequently interest payments on the outstanding secured debt were suspended until confirmation of the plan of reorganization on September 4, 1996.

     The Company received an income tax refund of approximately $270,000 during the nine months ended December 31, 1997 which resulted from an amendment to its 1992 tax return. The refund is reflected on the Statement of Operations for the three and nine months ended December 31, 1997.

     Net loss from continuing operations and before extraordinary items was $909,000 for the nine months ended December 31, 1997 compared to net income of $447,000 the same period the previous year. The net loss from continuing operations for the nine months ended December 31, 1997 compared to net income the prior year resulted from increased SG & A costs and interest expense.

     Extraordinary income for the nine months ended December 31, 1997 was $0 compared to $2,101,000 the prior year. The extraordinary income the prior year resulted from the adjustment of the unsecured claims held by creditors of the Company's subsidiaries pursuant to the plan of reorganization approved by the bankruptcy court.

                                      (13)

     Gain on forgiveness of debt of discontinued operations for the nine months ended December 31, 1997 was $0 compared to $2,700,000 during the same period the previous year. The gain recognized in the nine months ended December 31, 1996 resulted from the adjustment in the amount to be paid to the unsecured creditors of the Company's subsidiary, Vangard Labs, Inc., pursuant to the plan of reorganization which was confirmed by the bankruptcy court.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the nine months ended December 31, 1997 was $427,000 compared to $1,693,000 during the previous year. Cash was provided from continuing operations primarily as a result of increases in trade credit provided to the Company.

     Investing activities utilized $846,000 during the nine months ended December 31, 1997 compared to $385,000 the previous year. The increase in cash used by investing activities resulted from product development and capital expenditure programs which resumed in fiscal 1998, as well as the acquisition of Cygnet Laboratories, Inc. in June 1997.

     Financing activities used $95,000 during the nine months ended December 31, 1997 compared to $1,197,000 the previous year. The Company made certain payments to its secured lender during the first nine months of the prior year as part of the Chapter 11 reorganization of its principal subsidiaries. The Company's current secured debt requires interest only payments until September 1998, therefore financing activities currently do not require repayment of principal on outstanding secured debt.

     The Company had working capital of $3,664,000 as of December 31, 1997 and has no other source of working capital other than that which is generated from operations.

     On December 5, 1997, the Company received a notification from its bank that certain events of default had occurred under the Loan Agreement between the bank and the Company. The Company has notified the bank that in its opinion, the events of default asserted by the bank have not occurred. The Company and its bank have exchanged additional information and conducted several meetings since December 5, 1997 in an attempt to resolve issues relating to the alleged defaults, as well as issues relating to restructuring the Loan Agreement. There can be no assurances that the Company and its bank will reach a mutually satisfactory resolution of this matter. The balance sheet reflects $15,000,000 of the bank debt as long term at December 31, 1997.

                                      (14)

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

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

Item 6.  Exhibits and Reports on Form 8-K

27 - Financial data schedule as of December 31,, 1997 (for SEC use only), filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 13th day of February 1998.

MEDICAL TECHNOLOGY SYSTEMS, INC.


By:         /s/ Michael P. Conroy


      Michael P. Conroy
      Vice President & Chief Financial Officer