Form 10-K
period 1998-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1998-07-08
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ended MARCH 31, 1998

                                       OR

[ ] TRANSITION  REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE  ACT OF 1934

     For  transition period from to ___________ to ____________

                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                  59-2740462
                                                             ------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

 12920 Automobile Boulevard, Clearwater, Florida               33762
                                                            -----------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (727) 576-6311
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to
Section 12(b)of the Act:

          Title of Each Class                     Name of Each Exchange on
                                                  Which Registered
         ---------------------                    -------------------------
                 NONE                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                                (Title of Class)

                         COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]Yes [ ] No

Aggregate market value of voting Common Stock held by non-affiliates was $2,300,000 as of June 25, 1998.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x]Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,129,673 as of June 25, 1998.

Documents Incorporated by Reference

Parts of the Company's definitive proxy statement which will be filed by the Company within 120 days after the end of the Company's 1998 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 55 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                      INDEX


PART I                                                                   PAGE

Item   1.  Business...................................................   2-11

       2.  Properties.................................................     11

       3.  Legal Proceedings..........................................  11-13

       4.  Submission of Matters to a Vote of Security Holders........     13

PART II

Item   5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ....................................................... 14

       6.  Selected Financial Data........................................ 15

       7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  16-21

       8.  Financial Statements and Supplementary Data.................     21

       9.    Changes In and Disagreements With Accountants On Accounting
             and Financial Disclosure..................................     21

PART III

Item   10.   Directors and Executive Officers of the Registrant........     22

       11.   Executive Compensation....................................     22

       12.   Security Ownership of Certain Beneficial Owners ..........     22

       13.   Certain Relationships and Related Transactions
             and Management............................................     22

PART IV

Item   14.  Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K................................................  23-24


Index to Financial Statements..........................................     25

Signatures ............................................................     52

                                     PART I


     This Annual Report on Form 10-K (the "10-K") contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such statements include, among other things, information concerning possible-future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words "anticipates," "estimates," "expects," "intends," "plans," or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     You should specifically consider the various factors identified in this 10-K, including the matters set forth in "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained in this 10-K, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 1.  BUSINESS

Introduction
------------

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company operating through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM) ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM) ("LifeServ"). These subsidiaries provide a diverse line of proprietary medication dispensing systems, laboratory services and clinical information systems to the health care industry. The Company also owned Vangard Labs, Inc. ("Vangard"), a generic drug repackaging company, which was sold in fiscal 1997.

     MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes and assisted living facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses technologically advanced integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

     MTL was formed as a result of the acquisition and combination of Clearwater Medical Services and Clinical Diagnostic Centers during fiscal year 1992. MTL conducts analytical services for testing of blood, tissue and other body fluids for hospitals, physicians and other health care providers in Florida. On March 17, 1995, MTL purchased the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory, including the right, title and interest in the customer accounts associated with Tampa Pathology Laboratory and the right to service and continue sales of clinical laboratory services to these customers. The purchase agreement provided for a purchase price of approximately $1.4 million. In connection with its reorganization, the Company negotiated to reduce the purchase price to $500,000. See "Item 3. Legal Proceedings."

     On March 10, 1995, the Company established MTS Sales and Marketing, Inc. ("MTS Sales"). This subsidiary was established to provide administrative support and sales and marketing services to the other subsidiaries. MTS Sales is currently an inactive subsidiary.

     On June 20, 1997, Medication Management Technologies, Inc. ("MMT") entered into an Agreement and Plan of Merger with Cygnet Laboratories, Inc., a California corporation. MMT subsequently filed for relief under Chapter 11 of the U.S. Bankruptcy code. See "Reorganization Under Chapter 11" and "Item 3. Legal Proceedings."

     On February 24, 1998, the Company formed LifeServ for the purpose of holding and operating the Company's health care information subsidiaries:
Performance Pharmacy Systems, Inc. ("PPS"), Medication Management Systems, Inc. ("MMS"), MMT, Cart-Ware, Inc. ("Cart-Ware") and Systems Professionals, Inc. ("SPI"). In April 1998, the Company entered into a stock subscription agreement with LifeServ whereby the Company made a capital contribution of all of the outstanding capital stock of those subsidiaries to LifeServ.

     In April 1998, LifeServ entered into an asset purchase agreement to acquire the assets of Peritronics Medical, Inc. ("Peritronics"), a subsidiary of Peritronics Medical, Ltd., a publicly held British Columbia, Canada corporation. The assets are primarily composed of proprietary software products and customers. The Company anticipates that the closing of the asset purchase agreement will take place in August 1998.

Discontinued Operations
-----------------------

     The Company acquired all of the Common Stock of Vangard on June 1, 1992. Vangard suspended operations in January 1996. Vangard previously packaged and sold oral solid unit-dose generic drugs to hospitals and nursing home institutional pharmacies. The Company sold certain assets of Vangard effective March 31, 1997, to an unrelated third party. The terms of the agreement of sale provided for the payment to the Company of $3.1 million in cash and the assumption of certain liabilities by the buyer. The $3.1 million received by the Company was used to reduce debt. See "Item 3. Legal Proceedings".

     On November 3, 1993, the Company signed a joint venture agreement to create Glasgow Pharmaceutical Corporation ("GPC") for the purpose of marketing and selling pharmaceutical products to the long-term care industry. GPC is owned 50% by Vangard and 50% by Creighton Pharmaceuticals Corporation, a wholly-owned subsidiary of Sandoz Pharmaceuticals Corporation. The GPC joint venture was created to provide the Company with a competitive price advantage in the acquisition cost of its pharmaceuticals as well as provide additional product lines. The principal product of GPC was MedCard, which was a medication punch card that could be pre-filled with oral solid generic and brand name drugs. Operations of GPC commenced in May 1994 and were suspended in January 1996 along with the operations of Vangard. The Vangard asset sale agreement did not include GPC. The Company has no immediate plans to resume operations of GPC. GPC does not have any material assets or liabilities.

     The principal executive offices and manufacturing facilities of the Company are located at 12920 Automobile Boulevard, Clearwater, Florida 33762 and the Company's telephone number is (727) 576-6311.

Segments
--------

     The Company is composed of three operating segments:

     a. Medication packaging and dispensing systems: MTS Packaging and MTS Sales are the only subsidiaries in this segment.

     b. Health care information systems: LifeServ and its subsidiaries, MMS, PPS, MMT, Cart-Ware and SPI represent this segment.

     c. Clinical laboratory services: MTL is the only subsidiary in this segment.

     The following is operating information for these industry segments for the years ended March 31:

                                                                    1998                 1997                1996
                                                              ---------------      ---------------     ----------------
                                                                                    (In Thousands)
Revenue:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $     12,338         $     11,169        $      10,651
        Health Care Information Systems                              4,306                1,965                1,249
        Clinical Laboratory Services                                 7,428                6,113                5,152
                                                              ---------------      ---------------     ---------------
Total Consolidated Revenue                                    $     24,072         $     19,247        $      17,052
                                                              ================     ===============     ===============
Depreciation and Amortization:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $        554         $        534        $         647
        Health Care Information Systems                                255                  150                  764
        Clinical Laboratory Services                                   258                  250                  579
                                                              ---------------      ---------------    ----------------
                                                                     1,067                  934                1,990
    Corporate                                                          406                  447                  692
                                                              ---------------      ---------------    ----------------
Total Consolidated Depreciation and Amortization              $      1,473         $      1,381        $       2,682
                                                              ===============      ===============    ================
Interest Expense:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $          1         $          2        $           5
        Health Care Information Systems                                 13                   20                   16
        Clinical Laboratory Services                                    36                    5                   31
                                                              ----------------      --------------     ----------------
                                                                        50                   27                   52
    Unallocated Debts                                                1,059                  582                1,687
                                                              ----------------     ----------------    ----------------
Total Consolidated Interest Expense                           $      1,109         $        609        $       1,739
                                                              ================     ================    ================

Operating Profit (Loss):
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      2,827         $      2,512        $     (6,752)
        Health Care Information Systems                             (1,214)                (472)             (5,798)
        Clinical Laboratory Services                                   460                  136              (4,443)
                                                              ---------------     ----------------     ----------------
                                                                     2,073                2,176             (16,993)
    Corporate and Interest                                          (3,197)              (2,161)             (7,624)
                                                             ----------------     ----------------     ----------------
Total Consolidated Operating Profit (Loss)                    $     (1,124)        $         15        $    (24,617)
                                                             ================     ================     ================
Identifiable Assets:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      5,944         $      6,006        $       7,557
        Health Care Information Systems                              3,871                  938                1,355
        Clinical Laboratory Services                                 3,509                2,560                2,551
                                                              ---------------      ----------------   ----------------
                                                                    13,324                9,504               11,463
    Corporate                                                        2,438                3,039                3,206
                                                              ---------------      ---------------    ----------------
Total Consolidated Identifiable Assets                        $     15,762         $     12,543        $      14,669
                                                              ===============      ===============    ================

Identifiable Liabilities:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      1,029         $        280        $       1,508
        Health Care Information Systems                              3,056                  382                  691
        Clinical Laboratory Services                                 1,175                  780                 1963
                                                              ---------------      ---------------     ----------------
                                                                     5,260                1,442                4,162
    Corporate                                                       16,615               16,517               29,053
                                                              ----------------     ----------------    ----------------
Total Consolidated Liabilities                                $     21,875         $     17,959        $      33,215
                                                              ================     ================    ================
Capital Expenditures:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $        131         $        123        $         769
        Health Care Information Systems                                103                   92                    5
        Clinical Laboratory Services                                    62                   67                    2
                                                              ---------------      ---------------     ----------------
                                                                       296                  282                  776
    Corporate                                                           66                   25                   21
                                                              ---------------      ---------------     ----------------
Total Consolidated Capital Expenditures                       $        362         $        307        $         797
                                                              ================     ===============     ================
 Impairment of Long-Lived Assets:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $          0         $          0        $       7,319
        Health Care Information Systems                                  0                    0                3,029
        Clinical Laboratory Services                                     0                    0                4,105
                                                              ---------------      ---------------     ----------------
                                                                         0                    0               14,453
    Corporate                                                            0                    0                1,968
                                                              ---------------      ---------------     ----------------
Total Consolidated Impairment of Long-Lived Assets            $          0         $          0        $      16,421
                                                              ================     ================    ================

     Corporate   expenses  are  composed   primarily  of  personnel   costs  and
administrative expenses, which are incurred on behalf of each reportable segment. The Company cannot accurately allocate these costs and expenses to each reportable segment.

     Corporate assets are composed primarily of $678,000 of cash, $477,000 of equipment used by administrative personnel and $1.2 million of intangible assets.

     Corporate liabilities are composed of $1.4 million of short-term accounts payable and accrued liabilities and $15.2 million in long-term debt.

     The geographic sales of the Company are in the United States, and there are no customers that account for more than 10% of the Company's revenues for all periods presented.

Products/Services
-----------------

     MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a 30 day supply of a patient's medication.

     MTS Packaging's machinery for dispensing medication in disposable packages automatically places tablets or capsules (the amount of medication required by a patient during one month) into a blistered punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package.

     The retail price of MTS Packaging's machinery ranges from $1,100 to $120,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. To date, MTS Packaging has placed approximately 1,660 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $530,000 in unshipped orders as of June 25, 1998.

     LifeServ is a health care information technology company that provides solutions for medication management and point of care electronic documentation for hospitals and other health care facilities through its subsidiaries, MMS, PPS, MMT, Cart-Ware and SPI. LifeServ's systems are used to collect, archive and process patient demographics, medication data and associated patient care information. The systems are also designed to address the health care provider's need to more efficiently manage patient care by collecting and assimilating "outcomes" information and automating a traditionally manual paper process.

LifeServ has approximately 248 customers and has recently further expanded its product offering and customer base, to approximately 468 customers, through business acquisitions. LifeServ had approximately $1,500,000 in contracts for shipment and installation of systems at March 31, 1998. The following are LifeServ's products:

     Performance(TM) is a pharmacy software system for use in hospitals and long-term care facilities. The primary emphasis of this system is to provide the hospital pharmacist with a comprehensive collection of automated tools for completing day-to-day activities in an efficient manner. The system performs important medication management responsibilities and sophisticated drug therapy monitoring and documentation. The system also provides hospital pharmacists with the ability to process physicians' medication orders quickly and accurately. The organization of screens, use of overlapping windows, in-process access to multiple files and other user friendly techniques make the Performance system an attractive and functional hospital pharmacy software system. Performance pricing starts at approximately $30,000, which includes hardware, software, training and pre-loaded drug files. To date, more than 145 Performance systems have been installed.

     MedServ(R) is a line of automated dispensing cabinets that control the distribution, administration and documentation of medications and supplies in hospitals, clinics, long-term care facilities, out-patient surgery centers and other health care settings. MedServ functions as a floor stock inventory software system that provides security by restricting access and providing tighter inventory controls in emergency rooms, operating rooms and nursing units where floor stock medications, supplies and controlled substances are stored. MedServ's self-contained units consist of a color touch-screen monitor mounted on a dispensing cabinet. The MedServ product has not previously been made widely available to the health care industry. MedServ pricing starts at approximately $30,000 for a one unit system and a file server. MedServ is currently installed in approximately 25 hospitals.

     E-mar(TM) integrates Performance with MedServ to provide automated dispensing and to electronically produce medication orders, drug interaction assessment, nurse charting and other administrative functions. E-mar can assist in the reduction of medications errors, nursing labor, and pharmacy labor and provides an electronic medication administration record. E-mar also provides two-way communication between the pharmacy system and the dispensing cabinet. The system allows orders to be entered either at the pharmacy or the dispensing cabinet and to be electronically transmitted to the "other end" for verification. Traditionally, the nurse would have been provided with a paper document called a medication administration record (describing a patient's full drug regimen) on which to manually record the medication information as drugs are administered. E-mar permits the nurse to record medications administered, plus patient responses to medications in a repository that can be reviewed by the physician or pharmacist so that they can assess outcomes and determine appropriate drug therapy. E-mar has recently been released from testing and is installed at three hospitals with several more under contract to be installed. Pricing starts at approximately $46,500 which includes a redundant file server.

         Cygnet(R) offers a fully-integrated information system for the obstetrical clinics of hospitals and doctors' offices. Cygnet creates a paperless environment for the complete perinatal process. The system archives all data on optical disk collected from fetal and physiological monitors, as well as all electronic documentation such as patient charting and nurses' notes. Such information can be easily retrieved for performing outcomes analysis and for mandated legal documentation. Eight thousand, eight-hour births can be archived on a single optical disk recorded by Cygnet. The Cygnet product is installed in approximately 75 hospitals with an average sales price of approximately $128,000. Several of the obstetrical clinics in these hospitals are now completely paperless, using electronic documentation for perinatal point-of-care rather than paper forms.

     The Peritronics software product, like Cygnet, is also an obstetrical information system. LifeServ currently expects that future software releases will allow customers of both Peritronics and Cygnet to migrate their systems to a common version without the loss of current data. The addition of Peritronics will bring LifeServ total installed obstetrical systems to 295 customers.

     LifeServ had approximately $1.5 million in contracts for shipment and installation at March 31, 1998.

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

Research and Development
------------------------

     Research and development activities during the past three years have not been significant and, therefore, have not been separately classified in the financial statements. The Company has focused on the development of products that it has been determined are technologically feasible.

Product Development
-------------------

     The Company had several projects underway to develop new products during its most recent fiscal year.

     a.   MTS Packaging is presently developing:

          -    Medication  dispensing  systems  that  more  fully  automate  its
               customers'   operation  and  increase  the  productivity  of  the
               pharmacy.

          - A dispensing system for the packaging of unit dose medication for hospitals.

     b. LifeServ is presently developing:

          -    Emergency department software.

          -    Conversion of Performance to a Windows NT(R) platform.

          -    Single item dispensing hardware for MedServ.

Manufacturing Processes
-----------------------

     MTS Packaging has developed integrated punch card manufacturing equipment that will accomplish the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging's equipment produces finished cards in one eight hour shift. This process takes approximately one week using conventional methods. MTS Packaging's advanced automation provides a substantial reduction in time compared to conventional punch card manufacturing systems. MTS Packaging has two machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures machines that are used by its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

     MTS  Packaging  uses  automated   fabrication   equipment  to  produce  its
medication packaging machinery. All essential components of the machines are designed and manufactured by the Company without reliance on outside vendors.

     MTS Packaging is dependent on a number of suppliers for the raw materials essential in the production of its products. The Company believes that relations are adequate with its existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS Packaging believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of 2 - 3 days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on the future financial performance of the Company.

     LifeServ assembles computer hardware for its MedServ and E-mar product line and then installs its proprietary software. The MedServ cabinetry is manufactured by outside vendors that are metal fabricators with experience in the medical business. Although LifeServ is aware of several vendors that could manufacture the MedServ product, a change in vendors could create a void in product availability while a new vendor prepares to meet LifeServ inventory needs. LifeServ's current vendor for the MedServ cabinetry has three separate locations capable of manufacturing its product in order to provide adequate backup if an event occurs that interrupts production flow. The unavailability of

MedServ cabinetry could have a material adverse effect on future sales of the MedServ and E-mar product line. All computer hardware is purchased from outside vendors but is common to many suppliers. The Company believes its proprietary software adds substantial value to the product, primarily because of the Company's extensive knowledge of hospital pharmacy management practices derived from more than 145 installations of Performance.

     LifeServ's Performance and Cygnet products are software systems. All computer hardware is purchased from outside vendors, but is common to many suppliers. However, the development and software support services provided for all LifeServ software products are dependent on attracting and retaining qualified personnel experienced in computer software design and development. Computer programmers and other technical personnel are currently in high demand. The availability of qualified personnel could have a material adverse effect on the future financial performance of the Company.

     MTL primarily relies upon sophisticated diagnostic testing equipment to evaluate bodily fluid samples. MTL has upgraded its laboratory equipment through the acquisition of automated analyzers. Each analyzer is capable of performing 36 different tests on up to 160 patients per hour. The testing categories performed by such machinery include bacteriology, chemistry, hematology, serology and urinalysis. MTL provides services and as a result, is not dependent upon a supply of raw materials; however, MTL uses certain disposable supplies to produce test results. MTL's service revenue is dependent upon referrals by physicians.

     As a result of the Company's financial condition, many of the suppliers of raw materials and other goods and services to the Company's subsidiaries have required that purchases be paid for in advance or on a COD basis. As a result, the Company's ability to obtain raw materials and other goods and services is substantially dependent upon the Company's cash flow.

Markets and Customers
---------------------

     MTS Packaging's products are sold throughout the United States, primarily through its sales organization and independent sales representatives. MTS Packaging also participates in trade shows and training seminars. MTS Packaging presently has no customers that account for greater than 10% of its consolidated sales.

     The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies serve from 250 to 34,000 nursing home beds per location and many serve the sub-acute, assisted living and the home health care markets as well.

     LifeServ has begun selling its MedServ and E-mar product lines, which are a computerized medication management system, to hospitals throughout the United States. The Company believes this technology is attractive to hospitals because it provides the opportunity for the hospital to reduce medication dispensing and administration errors. Approximately 3,000 of the more than 6,400 acute care and specialty care hospitals throughout the United States currently have computerized medication dispensing systems. Most of those 3,000 hospitals use floor stock systems, such as MedServ, for inventory control in primarily the emergency room, operating room or in areas where narcotic floor stock was previously stored. Thus, there is an opportunity within most of those 3,000 hospitals for systems, such as E-mar, that can adequately administer a patient's regularly scheduled medications. The floor stock systems that have been installed are primarily justified by reducing inventory shortages and decreasing "lost billings" rather than reducing or eliminating medication errors. As of June 25, 1998, LifeServ had 25 MedServ and 3 E-mar installations within the U.S. Pricing for MedServ and E-mar products range from $30,000 to over $1,000,000 for a hospital installation depending on the number of beds and service level requirements. The Company believes that the market for the LifeServ products is currently favorable.

     The markets for other health care facilities, such as nursing home, sub-acute care and assisted living facilities, are relatively new. Although the Company has no specific data for these markets, it believes that the extension of the health care market from hospitals into nursing homes, sub-acute care, assisted living facilities and other health care facilities represents a potential to expand the customer base for LifeServ's products. Although the Company is optimistic that it will be able to generate additional revenue from the growing assisted care facilities market, there is no assurance that it can successfully penetrate such markets.

     MTL provides clinical laboratory testing services for physicians primarily in the west central Florida area. MTL also services physicians in Key West. Service is a key factor in retaining and securing referrals from physicians. Several of the national laboratories that compete with MTL have consolidated their operations outside the Tampa Bay area which has benefited MTL.

     Approximately 65% of the tests performed by MTL are paid for by Medicare. In January 1998, Medicare instituted a 4% reduction in their reimbursement rates. On April 1, 1998, Medicare instituted changes which required physicians to provide more diagnosis information for the tests they order. The reduction in reimbursement rates and the additional information which Medicare requires for reimbursement have resulted in reduced gross margins for MTL as well as delays in receiving payment for services rendered. There are no contracts between MTL and the physicians serviced, accordingly at any time, the physician can change laboratory services.

Competition
-----------

     The pharmacy customers of MTS Packaging supply prescribed medications to nursing homes, which are the primary market for MTS Packaging's products. This market is highly competitive. There are several competitors that presently market other systems using punch cards. The Company believes it is the industry leader in the automation of packaging and sealing of solid medications into punch cards. The Company believes that products developed by the Company's competitors are not as efficient as the Company's systems because they are not as automated. The Company's method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of the Company's competitors have been in business longer and have substantially greater resources than the Company. There is no assurance that the Company will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

     The Company's primary competitors for punch card dispensing systems are Drug Package, Inc., PCI/Trans Aid, Inc. and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors' manual systems, which are capable of only filling and sealing 30-45 disposable medication punch cards per hour. The Company's new automated packaging machinery can fill and seal up to 720 disposable medication cards per hour. The Company believes that its production rates will meet the needs of its customers who are consolidating and require higher productivity to meet their growing market share.

     LifeServ faces intense competition within the hospital marketplace for its products, Performance, MedServ, E-mar and Cygnet. For pharmacy management systems, competitors include dominant hospital information system vendors such as HBO & Company, SMS Corporation, MEDITECH, Inc. and other major corporations. Also included are pharmacy management systems providers such as Cerner Corporation, Mediware Information Systems, Inc. and Health Care Services, Inc. Among suppliers of automated dispensing systems to hospitals, the Company will be competing with such major companies as Pyxis Corporation, a subsidiary of Cardinal Health Inc., Baxter International, Inc., Diebold Incorporated and others for its new MedServ product line. The Company believes E-mar is defining a new market and the Company is not aware of any competitors with installed systems such as E-mar. Although the Company believes it has been first to market, many companies that have greater financial resources could develop a similar product. The obstetrical information market segment of the Company's business is principally divided among Watch Child, a division of Hill-Rom Company, Inc., Marquette Medical Systems, Inc. and Cygnet. Although the Company believes it provides superior technological systems, there is no assurance that it will be able to effectively compete with companies that have greater financial resources or established market distribution channels.

     MTL conducts its business in a very competitive marketplace. There are a number of clinical laboratories in the Tampa Bay area that compete with the Company's facility. In addition, hospitals are offering their own diagnostic clinical laboratory services, which places additional competitive pressure on the Company. Although the Company believes that MTL provides a high level of service and quality. There can be no assurance that competitors, governmental regulators, or reductions in Medicare reimbursement policies will not erode the business prospects of MTL.

Proprietary Technology
----------------------

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignee of all such proprietary and patent rights used in the Company's business that were invented or developed by Harold
B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to use the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin expiring in 2001 continuing through 2006. The license agreements are co-extensive with the patents.

     There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS Packaging and LifeServ, however, their business' are not materially dependent upon the issuing or its ownership of any one patent applied for or patent license agreements.

     There is no assurance that any additional patents will be granted with respect to the Company's medication dispensing or information systems and products or that any patent issued, now or in the future, will provide meaningful protection from competition.

     MTL does not presently use any proprietary technology. The Company has completed a program to upgrade to more technologically advanced equipment for the delivery of diagnostic information to its customers.

Government Regulation
---------------------

     Certain subsidiaries of the Company are subject to various federal, state and local regulations with respect to their particular businesses. The Company believes that it currently complies with these regulations.

     MTS Packaging's products are governed by federal regulations concerning components of packaging materials that are in contact with food. The Company has obtained assurances from its vendors that the packaging materials used by MTS Packaging are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to MTS Packaging's products will not occur in the foreseeable future. Any such changes could have a material adverse effect on the Company.

     The  operations  of LifeServ  are  subject to Food and Drug  Administration
(FDA) Guidelines. In accordance with FDA Guidelines, the Cygnet Product is classified as a Class II medical device and requires the filing of a 510(k) application with the FDA for approval and compliance. The 510(k) application serves as a pre-market notification to the FDA of a company's intention to sell a medical device and seeks consent to do so. The Cygnet product received this consent in December 1993. Any material changes or modifications to the present Cygnet product will require the filing of an additional 510(k) application. On September 10, 1996, the FDA issued a letter of compliance for the Cygnet product. The Company believes that it will be able to maintain FDA compliance for its Cygnet product.

     The operations of MTL are subject to extensive federal, state, and local regulation. Specifically, MTL is licensed by the State of Florida Department of Health and Rehabilitation Services ("HRS") and is certified by the Health Care Financing Administration ("HCFA"), a federal governmental agency. The Company believes MTL is currently operated in compliance with HRS and HCFA licensing and certification requirements.

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

     Most clinical laboratory procedures are paid from laboratory fee schedules issued by individual Medicare carriers or intermediaries. Laboratory services are paid based upon a national fee schedule modified by local economic factors. Medicare carriers pay laboratory claims on a reasonable fee basis. In the case of laboratory tests, the recommended fee is the lesser of the fee schedule or the national caps on the actual billed amounts. Most laboratory tests must be billed on an assigned basis. This means that the provider must accept the Medicare reimbursement as payment in full for a laboratory test. Medicare patients are not billed for the additional amount. In addition, Florida has adopted legislation that limits billing for laboratory services to 120% of the allowable Medicare reimbursement. Recent changes in Medicare reimbursement policies have severely impacted MTL's ability to receive timely reimbursement for tests performed. MTL is currently evaluating these policies and attempting to make the necessary changes in its internal information systems in order to improve its ability to adjust to these changes.

     The Company cannot predict the extent to which its operations will be effected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Employees
---------

     As of June 25, 1998, the Company employed 275 persons full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.


ITEM 2. PROPERTIES

     The Company leases a 67,000 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the Clearwater/St. Petersburg International Airport at 12920 Automobile Boulevard. The Company's corporate administrative offices, LifeServ and the manufacturing facilities for MTS Packaging are at this location. The lease expires on April 15, 1999. The Company's current monthly lease payments are approximately $19,000. The premises are generally suited for light manufacturing and/or distribution. Currently the Company is operating at two-thirds of actual manufacturing capacity.

     The Company leases approximately 5,200 square feet at approximately $2,500 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 1999. This space is used by the Ohio Label business acquired by the Company in 1989. This business is now part of MTS Packaging.

     The Company leases approximately 3,300 square feet of space for MTL located in Pinellas County, Florida. This lease expires on April 1, 2002, with monthly rents of approximately $5,000.

     The Company subleases approximately 4,000 square feet for LifeServ located in San Jose, California. The lease expires on December 31, 2000 with monthly rents of $4,400.


ITEM 3. LEGAL PROCEEDINGS

     The Company was not involved in any litigation that, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations or liquidity. As more fully described in the last paragraph of Note 15 to the consolidated financial statements, the Company is disputing a proposed assessment by the State of Florida, Department of Revenue.

Reorganization Under Chapter 11 and Subsequent Operations
---------------------------------------------------------

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging, MTL and MTS Sales, filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On February 22, 1996, Vangard filed a voluntary petition for relief under Chapter 11 in the same jurisdiction. On July 10, 1997, MMT filed a voluntary petition for relief under Chapter 11 in the same jurisdiction.

     On September 4, 1996, the Plans of Reorganization for MTS Packaging, MTL and Vangard were confirmed by the Bankruptcy Court. The case of MTS Sales was dismissed. On June 12, 1998, the Plan of Reorganization for MMT was confirmed by the bankruptcy court.

     Certain liabilities were compromised by creditors as part of the Plans for Reorganization as follows:

     Secured Claims: (Bank) - Each of the companies that filed petitions under Chapter 11 were co-borrowers on bank notes, lines of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, that were combined and restructured into two separate promissory notes.

     Plan Note I, in the stated principal amount of approximately $27.0 million, provided for a portion of the principal amount, $15.0 million, to be due and payable as follows:

     a. Interest at the rate of 7.5% for a period of two years ending September 1, 1998.

     b. Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in equal monthly payments over twenty years.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of confirmation of the Plans of Reorganization. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

     Plan Note I further provided that the net proceeds from the sale of Vangard would be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount were required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provided that the full stated principal amount of approximately $28.0 million would be due and payable upon the occurrence of specified major events of default.

     Effective March 31, 1997, the stated principal amount of Plan Note I was reduced to $15.0 million. Thereby, permanently removing any contingent amount due including the additional $12.0 million principal amount, except for the mandatory prepayments for any capital transactions. As a result of this modification and the receipt of proceeds from the sale of Vangard during fiscal 1997, the Company realized an extraordinary gain of approximately $10.3 million, after the mandatory payment from the Vangard sales proceeds of approximately $3.1 million.

     Plan Note I contains certain financial covenants including prohibiting the Company from exceeding a maximum consolidated intangible deficit, maintaining various financial ratios and limits the amount of capital expenditures. In addition, Plan Note I requires the bank's approval of the payment of dividends and the borrowing of any additional amounts from other parties.

     Other Secured Claims: The holder of a secured note payable by MMT in the amount of approximately $45,000 elected to receive payment over a two-year period with interest at 7%.

     Unsecured Claims - The holders of trade and miscellaneous claims elected to receive payment of their claims under several options provided for in the Plans of Reorganization.

     The amount of secured and unsecured liabilities that were compromised as part of the plans of reorganization have been classified as extraordinary gain in the Company's Consolidated Statement of Operations and Statement of Cash Flow for the year ended March 31, 1997 except for the MMT unsecured liabilities, which were compromised as part of the MMT Plan of Reorganization confirmed in the first quarter of fiscal 1999.

Bank Matters
------------

     On December 5, 1997, the Company received a notification from its bank that certain events of default had occurred under Plan Note I. As a result of discussions between the Company and the bank, Plan Note I was amended on April 16, 1998 to provide for the following:

     a.   The formation of LifeServ as a subsidiary of the Company.

     b.   The inclusion of LifeServ as a co-borrower.

     c. The consent of the bank for the incurrence of additional debt and a private placement of equity by LifeServ.

     d. Release of LifeServ as a co-borrower in the event that LifeServ is successful in obtaining equity capital.

     e. Accelerated repayment of $1,000,000 of the stated principal amount beginning November 1998 based upon 25% of excess cash flow generated by the Company.

     f. Waiver by the bank of any events of default which may have occurred prior to April 16, 1998.

     g. A limitation in the amount of funding that the Company can provide to LifeServ.

     h. Accelerated repayments of the stated principal amount in the event of certain capital transactions involving subsidiaries of the Company as well as recoveries from certain causes of action.

     i. Additional payments above the stated principal amount in the event that capital transactions result in proceeds to the Company in excess of certain amounts and recoveries from certain causes of action. Management believes that these additional payments, if any are made, will be offset by gains recognized on these transactions and recoveries.

     On May 13, 1998, LifeServ obtained a $500,000 loan from an individual. The terms of the loan provide for repayment in full plus interest at 10% on the earliest of: the date LifeServ receives the proceeds of a sale of equity or July 31, 1998. In addition, LifeServ and the Company issued warrants to the lender to purchase shares of their common stock as follows:

         LifeServ Warrants
         -----------------

         200,000 warrants exercisable on the date of the loan through the tenth anniversary of their issuance at $1.00 per share.

         15,000 warrants exercisable on the maturity date of the loan, if the loan is not repaid on the maturity date, through the tenth anniversary of their issuance at $1.00 per share.

          15,000 warrants exercisable on August 31, 1998, if the loan is not repaid on August 31, 1998, through the tenth anniversary of their issuance at $1.00 per share.

          15,000 warrants exercisable on September 30, 1998, if the loan is not repaid on September 30, 1998, through the tenth anniversary of their issuance at $1.00 per share.

         The Company Warrants
         --------------------

          25,000 warrants exercisable on October 30, 1998, if the loan is not repaid on October 30, 1998 through the tenth anniversary date of their issuance at $0.45 per share.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item is incorporated by reference to the Form 10-Q filed by the Company on November 13, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of the Company's Securities
---------------------------------------

     The Company's Common Stock trades on the over-the-counter market. The table below sets forth the range of high and low bid information for the Company's common stock for the periods indicated, as reported by the NASD OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                             High                     Low
                                       ----------------        -----------------

        1998 Fiscal Year
     ---------------------
         First Quarter                    $     .63                $      .44
         Second Quarter                   $     .53                $      .44
         Third Quarter                    $     .53                $      .22
         Fourth Quarter                   $     .44                $      .13

        1997 Fiscal Year
     ---------------------
         First Quarter                    $    1.00                 $      .25
         Second Quarter                   $    1.38                 $      .44
         Third Quarter                    $    1.06                 $      .56
         Fourth Quarter                   $    1.00                 $      .53

     The Company's warrants to purchase the Company's common stock are traded through the National Quotation Bureau, LLC. The table below sets forth the range of high and low bid information for the Company's warrants for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                            High                     Low
                                      ----------------        -----------------
        1998 Fiscal Year
     ---------------------
         First Quarter                        *                       *
         Second Quarter                       *                       *
         Third Quarter                        *                       *
         Fourth Quarter                       *                       *

        1997 Fiscal Year
     ---------------------
         First Quarter                         *                      *
         Second Quarter                        *                      *
         Third Quarter                         *                      *
         Fourth Quarter                        *                      *

     * Quotations not available. The last reported bid for the Company's warrants occurred on January 4, 1996. At that time the bid price was 1/32.

     As of June 25, 1998, there were approximately 4,000 holders of record of the Company's common stock.

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

                                                                                     YEARS ENDED MARCH 31,
                                                          --------------------------------------------------------------------------
                                                                 (In Thousands, Except Earnings Per Share Amounts)
                                                              1998           1997           1996            1995            1994
                                                          ------------   ------------   -------------   ------------   -------------
Sales                                                     $    24,072    $    19,247    $     17,052    $    14,830    $     12,301
Cost of Sales and Other Expenses                               25,196         19,232          41,669         16,946           9,367
                                                          ------------   ------------   -------------   ------------   -------------

  Before Cumulative Effect of Accounting Change                (1,124)            15         (24,617)        (2,116)          2,934
Income Tax (Benefit) Expense                                     (270)             0          (1,900)          (844)          1,078
Income (Loss) from Discontinued Operations                          0         (2,800)         (6,634)            16             762
Gain on Forgiveness of Debt of Discontinued
  Operations                                                        0          3,500               0              0               0
Estimated Gain (Loss) on Disposal of
   Discontinued Operations                                          0          2,200          (5,229)             0               0
Extraordinary Gain on Debt Forgiveness                              0         10,097               0              0               0
Cumulative Effect of Accounting Change
   for FASB No. 109                                                 0              0               0              0             543
                                                          ------------   ------------   -------------   ------------   -------------
Net Income (Loss)                                         $      (854)   $    13,012    $    (34,580)   $    (1,256)   $      3,161
                                                          ============   ============   =============   ============   =============

Net Earnings (Loss) Per Basic and Diluted Share:
From Continuing Operations                                $     (0.14)   $      0.00    $      (5.60)   $     (0.32)   $       0.48
Income (Loss) from Discontinued Operations                       0.00           0.51           (2.92)          0.00            0.20
Cumulative Effect of Accounting Change
   for FASB No. 109                                              0.00           0.00            0.00           0.00            0.14
Extraordinary Gain on Debt Forgiveness                           0.00           1.76            0.00           0.00            0.00
                                                          ------------   ------------   -------------   ------------   -------------
Net Earnings (Loss) Per Basic and Diluted Share           $     (0.14)   $      2.27    $      (8.52)   $     (0.32)   $       0.82
                                                          ============   ============   =============   ============   =============
Average Common Shares Outstanding - Basic and Diluted           6,062          5,737           4,059          3,974           3,879
                                                          ============   ============   =============   ============   =============


                                                                                             AT MARCH 31,
                                                          --------------------------------------------------------------------------
                                                                                     (In Thousands)
Balance Sheet Data:                                           1998           1997            1996           1995             1994
                                                          ------------   ------------   -------------   ------------      ----------
Net Working Capital                                       $     2,852    $     3,989    $      5,406    $     5,410       $   1,695
Assets                                                         15,762         12,543          14,669         44,243          33,018
Short-Term Debt                                                   625            310             168          1,165             979
Long-Term Debt                                                 15,613         15,459             350         23,224          10,588
Stockholders' Equity (Deficit)                                 (6,113)        (5,416)        (18,546)        15,640          16,853
Liabilities Subject To Compromise                                 826              0          30,457              0               0


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     During fiscal 1998, the Company continued to focus on the expansion of its core business as well as develop a professional management team to direct and implement growth strategies for its health care information businesses. The health care information businesses have been consolidated under LifeServ to provide solutions for medication management and point-of-care electronic documentation for hospital and other health care facilities. The Company has determined that additional capital will be required to assist LifeServ in its growth opportunities. As a result, the Company negotiated an amended loan agreement with its bank which provides LifeServ the opportunity to raise equity capital to fund its growth and then to be released from its obligations under the current loan agreement. The Company has retained the services of an investment banking firm to assist in raising capital.

Results of Operations
---------------------

Fiscal Year 1998 Compared to Fiscal Year 1997

Revenue
-------

     Net sales for the fiscal year ended March 31, 1998 increased 25.1% to $24.1 million from $19.2 million the prior fiscal year. Revenue for each business segment increased in fiscal 1998 compared to 1997 as follows.

                                                         Fiscal 1998         Fiscal 1997          % Increase
                                                      ----------------   ------------------    ----------------
           Medication Packaging and Dispensing         $12.4 million       $11.2 Million             10.7%
           Health Care Information Systems              $4.3 Million        $2.0 Million            115.0%
           Clinical Laboratory Services                 $7.4 Million        $6.1 Million             21.3%


     Revenue increased in the medication packaging and dispensing system segment primarily due to a higher number of disposable medication punch cards sold to pharmacies by MTS Packaging, resulting from concerted sales and marketing efforts. In addition, pharmacies servicing long-term care facilities are continuing to consolidate. As a result, many of MTS Packaging's customers are acquiring other pharmacies and thereby, raising their demand for disposable supplies. Increases in the number of installations of medication dispensing systems, pharmacy systems and sales of obstetrical information systems that LifeServ acquired during fiscal 1998 contributed to increases in revenue for the health care information system segment. Revenue grew in the Company's clinical laboratory segment due to increases in the number of tests performed, which resulted from a higher in the number of physicians serviced by the laboratory.

Cost of Sales and Services
--------------------------

     Cost of sales for the year ended March 31, 1998 increased 22.4% to $13.2 million from $10.8 million in the prior year. Cost of sales as a percentage of sales decreased to 54.7% from 55.9%. Cost of sales for each business segment as a percentage of revenues in fiscal 1998 compared to 1997 was as follows:

                                                              Fiscal 1998              Fiscal 1997
                                                            ----------------        ------------------
Medication Packaging and Dispensing                              56.4%                    55.4%
Health Care Information Systems                                  38.0%                    50.8%
Clinical Laboratory Services                                     61.5%                    58.6%


     The incremental profit margin realized from increased revenue in the health care information segment contributed significantly to the reduction in costs of sales as a percentage of revenue. The increase in revenue did not require the addition of any material amount of fixed costs.

     Increases in raw material and labor costs were the primary reasons for the increase in cost of sales as a percentage of revenue for the medication packaging and dispensing segments. Competitive issues precluded the Company from adjusting the prices charged to customers in order to offset these increases. Changes in Medicare reimbursement policies resulted in decreases in the gross margin realized by the clinical laboratory services segment.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 1998 increased 45.1% to $9.4 million compared to $6.5 million the prior year. SG&A expenses increased for each business segment in fiscal 1998 compared to 1997 as follows:

                                                          Fiscal 1998          Fiscal 1997          % Increase
                                                       -----------------   ------------------   -----------------
       Medication Packaging & Dispensing Systems         $2.0 million         $1.9 Million              5.3%
       Health Care Information Systems                   $3.6 Million         $1.2 Million            200.0%
       Clinical Laboratory Services                      $2.1 Million         $2.1 Million              0.0%
       Corporate                                         $1.7 Million         $1.1 Million             54.6%


     The increase resulted primarily from increases in personnel and selling costs associated with the increase in and anticipation of revenue realized by each business segment.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense increased 6.7% to $1.5 million in fiscal 1998 from $1.4 million the prior year. The increase resulted from depreciation and amortization of assets acquired during fiscal 1998.

Interest Expense
----------------

     Interest expense increased 82.1% to $1.1 million in fiscal 1998 from $609,000 in the prior year. The increase resulted primarily from the fact that prior to the confirmation of the Company's Plans of Reorganization during fiscal 1997, interest payments were suspended. Interest was paid during the entire fiscal 1998 period.

Income Taxes
------------

     The Company realized an income tax benefit in fiscal 1998 as a result of an income tax refund related to the amendment of its 1992 income tax return.

Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

Revenue
-------

     Net sales for the fiscal year ended March 31, 1997 increased 12.9% to $19.2 million from $17.0 million the prior fiscal year. Revenue for each business segment increased in fiscal year 1997 compared to 1996 as follows:

                                                          Fiscal 1997          Fiscal 1996          % Increase
                                                      ------------------   ------------------   -----------------
      Medication Packaging & Dispensing Systems         $11.2 million        $10.7 Million              4.7%
      Health Care Information Systems                    $2.0 Million         $1.2 Million             66.7%
      Clinical Laboratory Services                       $6.1 Million         $5.2 Million             17.3%



     The increase in revenue for the medication packaging and dispensing system segment resulted primarily from higher sales of disposable medication punch cards. The continued focus of marketing efforts on wholesale distribution of disposables has contributed significantly to the increase in revenue. In addition, the Company added several national account customers who are significant long-term care pharmacy providers. The growth in revenue for the health care information systems segment was due primarily to increased installations of systems which resulted from greater customer acceptance of the products offered. The increase in revenue for the clinical laboratory segment resulted primarily from concerted sales and marketing efforts, which have increased the number of physicians serviced by the laboratory.

Cost of Sales and Services
--------------------------

     Cost of sales for the year ended March 31, 1997 increased 1.0% to $10.8 million from $10.7 million in the prior year. Cost of sales as a percentage of sales decreased to 55.9% from 62.5%. Cost of sales for each business segment as a percentage of revenue in fiscal 1997 compared to the prior year was as follows:

                                                              Fiscal 1997              Fiscal 1996
                                                            ----------------        ------------------
           Medication Packaging and Dispensing                   55.4%                     61.9%
           Health Care Information Systems                       50.8%                     67.2%
           Clinical Laboratory Services                          58.6%                     62.8%

     The decrease in Cost of sales as a percentage of revenue for each business segment resulted primarily from the fact that although revenue for each segment increased certain fixed costs included in cost of sales did not increase correspondingly. Although each business segment realized increased costs of raw materials or supplies used in their respective operations, the costs were more than offset by additional gross margin realized on increased revenue.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 1997 decreased 24.2% to $6.5 million compared to $8.5 million the prior year. The decrease resulted primarily from reductions in corporate overhead expense of approximately $2.0 million. The Company implemented cost reduction measures during fiscal 1997 as part of its overall reorganization efforts including reductions in personnel and other overhead expenses. The reductions were partially offset by increases in sales and marketing expenses concomitant with an increase in revenue in the clinical laboratory segment.

     SG&A expenses for each business segment increased (decreased) in fiscal 1997 compared to fiscal 1996 as follows:

                                                         Fiscal 1997          Fiscal 1996          % Increase
                                                                                                   (Decrease)
                                                      -----------------    -----------------    ----------------
           Medication Packaging and Dispensing          $1.9 million        $2.0 Million             (5.0%)
           Health Care Information Systems              $1.2 Million        $1.6 Million            (25.0%)
           Clinical Laboratory Services                 $2.1 Million        $1.6 Million             31.3%
           Corporate                                    $1.1 Million        $3.1 Million            (64.5%)

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense decreased 48.5% to $1.4 million in fiscal 1997 from $2.7 million the prior year. The Company reduced the estimated useful lives of its property and equipment in fiscal 1996 to reflect technological changes, resulting in additional depreciation in 1996 of $589,000. Furthermore, during 1996, the Company reduced the carrying value of certain long-lived assets which had been impaired. As a result of these reductions, depreciation and amortization expense was reduced in fiscal 1997 compared to the prior year.

Interest Expense
----------------

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

Income Taxes
------------

     In 1996, the Company recognized an income tax benefit of $1.9 million from the use of net operating loss carrybacks. In 1997, no income tax expense or benefit was recognized as taxes on income from continuing operations, discontinued operations and extraordinary items were offset by the net operating loss carryforward. See Note 15 to the financial statements.

Gain on Disposal of Discontinued Operations
-------------------------------------------

     The Company completed the sale of certain assets of Vangard effective March 31, 1997. The Company received $3.1 million for the assets. In addition, the buyer assumed approximately $700,000 in liabilities. As a result of the sale, the Company realized a gain of approximately $2.2 million.

Extraordinary Gain on Forgiveness of Debt
-----------------------------------------

     The Company's principal subsidiaries emerged from Chapter 11 during fiscal 1997. The Company's Plans of Reorganization provided for a reduction of the amounts owed to both secured and unsecured creditors. The reduction, less certain expenses relating to the reorganization, has been recognized as an extraordinary gain.

Restructuring Charges
---------------------

     The Company recognized significant restructuring charges in fiscal 1996. No further restructuring charges were required in fiscal 1997.

Loss from Discontinued Operations
---------------------------------

     The Company elected to treat Vangard as a discontinued operation due to management's decision to dispose of the business. Vangard was managed by a plan trustee approved by the Bankruptcy Court (see Note 3 to the Consolidated Financial Statements). The loss incurred by Vangard was $2.8 million in 1997 compared to a loss of $6.6 million in 1996.

Gain on Forgiveness of Debt of Discontinued Operation
-----------------------------------------------------

     The Plan of Reorganization of Vangard provided for a reduction of the amounts owed to unsecured creditors. In addition, certain post petition loans made to Vangard were forgiven by its bank. The reductions and the forgiveness of debt has been recognized as a gain on forgiveness of debt of discontinued operations.

Year 2000 Compliance
--------------------

         The Company has reviewed its computer information systems to identify any systems that could be affected by the "Year 2000" issue. Year 2000 problems typically arise from computer programs using two characters rather than four to define the applicable year. This could result in system failure or miscalculations. The Company is presently upgrading its software systems, which include its application products and other internally-developed software, and its information systems hardware used in connection with managing the Company's operations in order to ensure they are Year 2000 compliant. The Company is currently assessing the cost of the year 2000 upgrades.

     The health care information system products that the Company offers for sale through LifeServ have been tested for year 2000 compliance, except for the Performance software system which is currently undergoing an upgrade that is expected to be completed in fiscal 1999. The Company believes that all of its products except Performance are year 2000 compliant.

     The Company has not assessed fully the impact of the Year 2000 compliance issue on the entities with whom the Company interacts, such as distributors, suppliers, manufacturers and customers. The Company also has not verified whether its non-information systems equipment is Year 2000 compliant.


Liquidity and Capital Resources
-------------------------------

     The Company had a net loss of $854,000 in fiscal 1998 compared to net income of $13.0 million the prior year. Cash provided from continuing operations was $305,000 in fiscal 1998 compared to $1.6 million the prior year. Cash provided from continuing operations resulted primarily from positive cash flow from operations and income tax refunds.

     Investing activities used $1.1 million in fiscal 1998 compared to $584,000 in fiscal 1997. The increase resulted from the fact that the Company resumed several development projects during fiscal 1998 which had been suspended during the prior year. In addition, the Company elected to upgrade certain equipment used in its manufacturing operation.

     Financing activities provided $524,000 in fiscal 1998. The Company entered into a sale and leaseback transaction with a financial institution in fiscal 1998 which provided funding for a long-term contract with one customer where the Company is the lessor. There are no assurances that the Company will be able to obtain additional loans to fund similar arrangements.

     The Company had working capital of approximately $2.8 million at March 31, 1998 and had no source of additional working capital other than that which is generated from operations.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in revenue have generally resulted in corresponding increases in accounts receivable. Cash flow from operations may not be sufficient to support a substantial increase in accounts receivable.

     Throughout fiscal 1998, the Company dedicated a limited amount of resources to complete development of E-mar, which was completed in March 1998, and approximately seven punch card packaging and dispensing systems. The continued development of these projects is dependent upon the Company's ability to generate sufficient cash flow from operations. In order for the Company to maximize its market opportunities for these projects, it may require additional capital. There is no assurance that sufficient capital will be available to the Company to complete its planned product development. The Company's inability to continue development of these projects may have a material impact on its ability to remain competitive and could have a material impact on its future operation.

     On June 12, 1998, the Plan of  Reorganization  for MMT was confirmed by the
bankruptcy   court.  As  a  result,   the  Company  will  recognize  a  gain  of
approximately $600,000 in the first quarter of fiscal 1999.

     In April 1998, the Company entered into an amended loan agreement with its bank. The amended loan agreement provides, among other things, that the Company maintain certain minimum working capital amounts, prohibits the Company from exceeding a maximum consolidated deficit of $6.5 million and limits the amount of capital expenditures.

     The Company believes that cash generated from operations will be sufficient to meet its capital expenditures and working capital needs. The Company has retained the services of an investment banking firm to assist LifeServ in raising capital, however, there are no assurances that additional capital will be available. The amended loan agreement referred to above, among other things, limited to $200,000 the amount of working capital which the Company could provide to its LifeServ subsidiary from its other subsidiaries. As a result of this limitation, LifeServ will rely solely on cash flow from operations and additional debt and equity which they are permitted to obtain in accordance with the amended loan agreement. There are no assurances that LifeServ will generate sufficient cash flow from operations to fund its operations or be successful in raising equity capital. Management believes that the results of operation of LifeServ will not adversely effect the overall liquidity of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are contained at the end of this report.

     SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statements establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company
(a) classify items of other comprehensive income by their nature in a financial statement and (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 and expects no material impact to the Company's financial statement presentation.

     The American Institute of Certified Public Accounts has issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" which is effective for fiscal years beginning after December 15, 1997. SOP 97-2 establishes certain criteria which must be satisfied prior to the recognition of revenue for licensing, selling, leasing or otherwise marketing computer software. Although the Company plans to adopt SOP 97-2 in fiscal 1999, management has not yet determined the potential effect that SOP 97-2 will have on the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed by the Company within 120 days after the end of the Company's 1998 fiscal year.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed by the Company within 120 days after the end of the Company's 1998 fiscal year.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed by the Company within 120 days after the end of the Company's 1998 fiscal year.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement which will be filed by the Company within 120 days after the end of the Company's 1998 fiscal year.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


             (a)     The following documents are filed as part of this report:
       1. and 2.     The Financial  Statements and schedule  filed as part of this report are listed  separately in the
                     Index to Financial Statements beginning on page 24 of this report
              3.     For  Exhibits,   see  Item  14(c)  below.  Each  management
                     contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.20,
                     10.21, 10.22, 10.23, 10.24 and 10.25 of Item 14(c) below.
             (b)     No  reports  on Form 8-K  have  been  filed by the  Company during the last quarter of the year ended March 31, 1998
             (c)     List of Exhibits
          2.1(9)     Agreement  and  Plan of  Merger  between  Medication  Management  Technologies,  Inc.  and  Cygnet
                     Technologies, Inc. dated April 24, 1997
          2.2(9)     Sale Agreement Vangard Labs, Inc. and NCS Healthcare, Inc. dated April 17, 1997
          2.3(9)     Asset Acquisition  Agreement  effective April 30, 1998 among the Company,  LifeServ  Technologies,
                     Peritronics Medical, Ltd. and 562577 B.C., Ltd.
          2.4(9)     Medication Management Technologies, Inc. Plan of Reorganization
          2.5(9)     MTS Packaging Systems, Inc. Plan of Reorganization
          2.6(9)     Medical Technology Laboratories, Inc. Plan of Reorganization
          2.7(9)     MTS Sales and Marketing, Inc. Plan of Reorganization
          2.8(9)     Vangard Labs, Inc. Plan of Reorganization
           **3.1     Articles of Incorporation and Amendments thereto
         *3.1(a)     Amendment to Articles of  Incorporation  increasing  authorized  Common Stock to  25,000,000  from
                     15,000,000 shares
           **3.2     Bylaws of the Company
            *4.1     Form of Warrant from July 1992 Offering
        **4.1(a)     Form of Initial Offering Warrant from January 1988 Offering
           **4.2     Designation of Rights, Preferences and Limitations of Voting Preferred Stock
          **10.1     Business Lease between Leslie A. Rubin,  Limited,  as Lessor and the Company as Lessee dated March
                     1987
          **10.2     Siegel Family Revocable Trust Agreement
     10.2(a) (8)     Amendment and Restated Siegel Family Revocable Trust Agreement
     10.2(b) (8)     Siegel Family Limited Partnership Agreement
       **10.3(a)     Agreements  and  Assignments  of Patent  Rights  between  Harold B.  Siegel and the Siegel  Family
                     Revocable Trust
       **10.3(b)     License Agreement between the Company and the Siegel Family Revocable Trust
       **10.3(c)     Assignment of Trade Names,  Licenses,  and Accounts  Receivable from DRG Consultants,  Inc. to the Company
          **10.4     Agreement for Sale of Stock between  Lawrence E. Steinberg and the Company dated April 27, 1987
          **10.5     Warrant  Agreement  between Lawrence  E.  Steinberg  and the Company dated April 27, 1987
          **10.6     Warrant  Agreement between Overseas Group and the Company dated May 8, 1987
          **10.7     Option Agreement between the Siegel Family Revocable Trust and Lawrence E. Steinberg dated December 18, 1987
         ***10.8     Pilot Project and Option Agreement between Sandoz and the Company
        ****10.9     Documents relating to the acquisition of the business of Ohio Label & Packaging Inc.dated November 3, 1989
          *10.10     Agreement  among  Company,   Trust  and  Harold  B.  Siegel  regarding   modification  to royalty
                     arrangements  and issuance of Common Stock and  retirement of preferred  stock dated  September 2, 1990
        10.11(1)     Acquisition  and  financing  documents  relating to Clearwater Medical  Services,  Inc.
        10.12(2)     Acquisition and financial  documents relating to Clearwater Diagnostic Center, Inc.


                                       24

        10.13(3)     Stock Purchase Agreement for Vangard Labs, Inc.
        10.14(4)     Warrant Agreement between Ladenburg Thalman & Co. and the Company
        10.15(5)     Loan and Security Agreement dated December 1, 1992 with Daiwa Bank, Limited
        10.16(6)     Amended and Restated Loan and Security  Agreement dated September 28, 1993 with SouthTrust Bank of Alabama
        10.17(7)     First  Amendment to Amended and Restated Loan and Security Agreement dated April 25, 1994 with
                     SouthTrust Bank of Alabama
        10.18(7)     Addendum to Lease dated  September 30, 1993 with Leslie A. Rubin for  facilities  located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida
        10.19(7)     Lease  effective  August 2, 1993 by and  between C & C Park Building and Medical Technology Systems,  Inc.
                     for property located at 21540 Drake Road, Strongsville, Ohio
        10.20(7)     Form of 1994 Stock Option Plan
        10.21(7)     Form of Employment Agreement for Todd Siegel and Gerald Couture
        10.22(7)     Form of Executive Stock  Appreciation  Rights and Non-Qualified Stock  Option  Agreement
        10.23(7)     Form  of  Director's  Stock  Option Agreement
        10.24(7)     Form of Directors' Consulting Agreement
        10.25(7)     Form of  Director/Officer  Indemnification  Agreement
        10.26(7)     Joint Venture Agreement between MedVantage, Inc. and the Company dated January 5, 1995
        10.27(7)     Third  Amendment  to Amended and  Restated  Loan and  Security Agreement effective March 28, 1995
        10.28(9)     Form of Executive Director's Agreement for Gerald  Couture
        10.29(9)     Stock Option Plan dated March 4, 1997
        10.30(9)     Stock Option Agreement with David Kazarian
        10.31(9)     Stock Subscription  Agreement,  dated April 28, 1998,  between the Company and LifeServ Technologies, Inc.
        10.32(9)     Loan  Agreement  dated  May  13,  1998,  between  Ella  Kedan  and  LifeServ  Technologies,  Inc.,
                     Performance  Pharmacy Systems,  Inc.,  Cart-Ware Inc.,  Medication  Management  Systems,  Inc. and
                     Systems Professional, Inc. and related Promissory Note and Security Agreement.
        10.33(9)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.34(9)     Form of Warrant dated May 13, 1998 between the Company and Ella Kedan
        10.35(9)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.36(9)     LINC Capital, Inc. -  Sale and Leaseback Agreement dated February 23, 1998
        10.37(9)     Employment Agreement between LifeServ Technologies, Inc. and Michael T. Felix dated April 1, 1998
        10.38(9)     Employment  Agreement between Medical Technology  Systems,  Inc. and Michael P. Conroy dated March 1, 1998
        10.39(9)     Amendment to Second  Amended and Restated Loan and Security Agreement  between the Company  and
                     SouthTrust Bank dated April 16, 1998
           21(8)     List of Subsidiaries
           23(9)     Consent of Independent Certified Public Accountants
           27(8)     Financial Data Schedule
*                    Incorporated  herein by reference to same  Exhibit(s),  respectively,  Registration  Statement No.
                     33-40678 filed with the Commission on May 17, 1991
**                   Incorporated  herein by reference to same Exhibit(s),  respectively,  Registration  Statement (SEC
                     File No. 33-17852)
***                  Incorporated herein by reference to Form 8-K filed on November 18, 1988
****                 Incorporated herein by reference to Form 8-K filed on November 16, 1989
(1)                  Incorporated herein by reference to Form 8-K for event dated November 8, 1991
(2)                  Incorporated herein by reference to Form 8-K for event dated November 14, 1991
(3)                  Incorporated herein by reference to Form 8-K for event dated May 27, 1991
(4)                  Incorporated herein by reference to Form S-3 filed April 16, 1993
(5)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1993
(6)                  Incorporated  herein  by  reference  to Post  Effective  Amendment  No. 1 to  Form S-1  (File  No.
                     33-40678) dated October 14, 1993
(7)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1995
(8)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1996
(9)                  Filed herewith


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..................... 26-27


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of March 31, 1998 and 1997............    28

  Consolidated Statements of Operations for the years ended
     March 31, 1998, 1997 and 1996......................................   29

  Consolidated Statement of Changes in Stockholders' Equity (Deficit)
     for the years ended March 31, 1998, 1997 and 1996..................    30

  Consolidated Statement of Cash Flows for the years ended
         March 31, 1998, 1997 and 1996..................................    31

  Notes to Consolidated Financial Statements............................ 32-51



FINANCIAL STATEMENT SCHEDULE:


Schedule II - Valuation and Qualifying Accounts.........................   S-1


     All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               Report of Independent Certified Public Accountants


Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida

     We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP
Tampa, Florida
June 26, 1998

                          Independent Auditors' Report


Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida


     We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended March 31, 1996 of Medical Technology Systems, Inc. and Subsidiaries. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1996 consolidated statement of operations, changes in stockholders deficit and cash flows referred to above present fairly, in all material respects, the results of their operations and cash flows of Medical Technology Systems, Inc. and Subsidiaries in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses during the current year of approximately $34.6 million and its total liabilities exceed its total assets by approximately $18.6 million as of March 31, 1996. The Company also had negative cash flows from operations during the current year of approximately $.9 million. In addition, the major operating subsidiaries of the Company have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statement do not include any adjustments that might result from the outcome of these uncertainties.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida

June 20, 1996


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997
                                 (In Thousands)

                                     ASSETS

                                                                                       1998                 1997
                                                                                  ---------------      ---------------
Current Assets:
    Cash                                                                          $          324       $          616
    Accounts Receivable, Net                                                               5,277                3,041
    Inventories                                                                            2,481                2,260
    Prepaids and Other                                                                       206                  222
    Other Receivables                                                                          0                  350
                                                                                  ---------------      ---------------
    Total Current Assets                                                                   8,288                6,489

Property and Equipment, Net                                                                3,173                4,004

Other Assets, Net                                                                          4,301                2,050
                                                                                  ---------------      ---------------

Total Assets                                                                      $       15,762       $       12,543
                                                                                  ===============      ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Current Maturities of Long-Term Debt                                          $          625       $          310
    Accounts Payable and Accrued Liabilities                                               4,811                2,190
                                                                                  ---------------      ---------------
    Total Current Liabilities                                                              5,436                2,500

Liabilities Subject to Compromise                                                            826                    0

Long-Term Debt, Less Current Maturities                                                   15,613               15,459
                                                                                  ---------------      ---------------
Total Liabilities                                                                         21,875               17,959
                                                                                  ---------------      ---------------

Stockholders' Equity (Deficit):
    Voting Preferred Stock                                                                     1                    1
    Common Stock                                                                              62                   60
    Capital In Excess of Par Value                                                         8,588                8,433
    Retained Earnings (Deficit)                                                          (14,433)             (13,579)
    Less:  Treasury Stock                                                                   (331)                (331)
                                                                                  ---------------      ---------------

    Total Stockholders' Equity (Deficit)                                                  (6,113)              (5,416)
                                                                                  ---------------      ---------------

    Total Liabilities and Stockholders' Equity (Deficit)                          $       15,762       $       12,543
                                                                                  ===============      ===============
Liabilities Subject to Compromise consist of the following:
  Secured Debt                                                                    $           45       $            0
  Trade and Other Miscellaneous Claims                                                       781                    0
                                                                                  ---------------      ---------------
                                                                                  $          826       $            0
                                                                                  ===============      ===============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                (In Thousands; except Earnings Per Share Amounts)
                                                                      1998                 1997              1996
                                                                -----------------    --------------    ---------------
Revenue:
Net Sales and Services                                          $         24,072     $      19,247     $       17,052

Costs and Expenses:
      Cost of Sales and Services                                          13,167            10,762             10,665
      Selling, General and Administrative                                  9,401             6,480              8,549
      Loss on Early Retirement of Fixed Assets                                46                 0              8,329
      Loss on Inventory Revaluation                                            0                 0              1,510
      Depreciation and Amortization                                        1,473             1,381              2,682
      Interest, Net                                                        1,109               609              1,739
                                                                -----------------    --------------    ---------------

Total Costs and Expenses                                                  25,196            19,232             33,474
                                                                -----------------    --------------    ---------------

Reorganization items:
          Product Development and Software Costs                               0                 0              4,605
          Goodwill Write-down                                                  0                 0              2,937
          Terminated Joint Venture                                             0                 0                550
          Professional Fees                                                    0                 0                103
                                                                -----------------    --------------    ---------------

Income (Loss) from Continuing Operations Before
  Income Taxes, Discontinued Operations and
  Extraordinary Gain                                                      (1,124)               15            (24,617)

Income Tax (Benefit) Expense                                                (270)                0             (1,900)
                                                                -----------------    --------------    ---------------

Income (Loss) from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                            (854)               15            (22,717)

 Income (Loss) from Operations of Discontinued Operations,
   Net of Income Tax in 1997 and 1996                                          0            (2,800)            (6,634)

Gain on Forgiveness of Debt of Discontinued Operations                         0             3,500                  0

Gain (Loss) on Disposal of Discontinued Operations,
  Net of Income Tax in 1997 and 1996                                           0             2,200             (5,229)

Extraordinary Gain on Forgiveness of Debt                                      0            10,097                  0
                                                                -----------------    --------------    ---------------

Net Income (Loss)                                               $           (854)    $      13,012     $      (34,580)
                                                                =================    ===============   ===============

Earnings (Loss) per Basic and Diluted Common Share:
      Income (Loss) from Continuing Operations                  $          (0.14)    $        0.00     $        (5.60)
      Income (Loss) from Discontinued Operations                            0.00              0.51              (2.92)
      Extraordinary Gain in Debt Forgiveness                                0.00              1.76               0.00
                                                                -----------------    --------------    ---------------

Net Income (Loss) per Basic and Diluted Common Share            $          (0.14)    $        2.27     $        (8.52)
                                                                =================    ==============    ===============

Weighted average Common Shares Outstanding - Basic and Diluted             6,062             5,737              4,059
                                                                =================    ==============    ===============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                        (In Thousands Except Share Data)

                                                                          COMMON STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0.01          Capital in       Retained
                                        of              Par           Excess of        Earnings         Treasury
                                      Shares           Value          Par Value        (Deficit)          Stock           Total
                                    -----------      -----------      -----------     ------------     ------------     -----------
Balance, March 31, 1995              4,026,832       $       40       $    7,941      $     7,989      $      (331)     $   15,639

Stock Issued                         1,458,503               15              379                                               394

Net Loss for Year Ended
   March 31, 1996                                                                         (34,580)                         (34,580)
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 1996              5,485,335               55            8,320          (26,591)            (331)        (18,547)

Stock Issued                           471,838                5              113                                               118

Net Income for Year Ended
   March 31, 1997                                                                          13,012                           13,012
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 1997              5,957,173               60            8,433          (13,579)            (331)         (5,417)

Stock Issued                           172,500                2              155                                               157

Net Loss for Year Ended
   March 31, 1998                                                                            (854)                            (854)
                                    -----------------------------------------------------------------------------------------------
Balance, March 31, 1998              6,129,673     $         62    $       8,588    $     (14,433)   $        (331)   $     (6,114)
                                    ===========    =============   ==============   ==============   ==============   =============

                                                                   VOTING PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0001.
                                        of               Par
                                      Shares            Value
                                    -----------      -----------
Balance, March 31, 1996              6,500,000     $          1                                                       $          1
                                    -----------    -------------                                                      -------------
Balance, March 31, 1997              6,500,000     $          1                                                       $          1
                                    -----------    -------------                                                      -------------
Balance, March 31, 1998              6,500,000     $          1                                                       $          1
                                    -----------    -------------                                                      -------------
Total Stockholders' (Deficit)
   March 31, 1998                                                                                                     $     (6,113)
                                                                                                                      =============


The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                                1998                1997               1996
                                                                           ---------------     --------------     ---------------
Operating Activities
    Net Income (Loss) from Continuing Operations                           $         (854)     $          15      $      (22,717)
                                                                           ---------------     --------------     ---------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided (Used) by Operating Activities:
      Depreciation and Amortization                                                 1,473              1,381               2,682
      Product Development and Software Cost                                             0                  0               4,605
      Goodwill Write-down                                                               0                  0               2,937
      Loss on Early Retirement of Fixed Assets                                         46                  0               8,329
      Loss on Inventory Revaluation                                                     0                  0               1,510
      Write-off of Accounts Receivable and Other Assets                                 0                  0               1,323
      Stock Issued from Stock Compensation Plan                                         0                118                 388
      (Increase) Decrease in:
         Accounts Receivable                                                       (2,099)               219                (458)
         Income Taxes Receivable                                                        0                880                 (72)
         Inventories                                                                 (190)               185                 297
         Prepaids and Other                                                            92                 42                (100)
         Other Receivables                                                            350               (350)                  0
         Other Assets                                                                (712)                 0                   0
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                             2,199               (935)              1,724
         Income Taxes Payable and Deferred Taxes                                        0                  0              (1,347)
                                                                           ---------------     --------------     ---------------
    Total Adjustments                                                               1,159              1,540              21,818
                                                                           ---------------     --------------     ---------------
    Net Cash Provided (Used) by Continuing Operations                                 305              1,555                (899)
                                                                           ---------------     --------------     ---------------
    Net Cash (Used) by Discontinued Operations                                          0                  0                (117)
                                                                           ---------------     --------------     ---------------
Investing Activities
    Expended for Property and Equipment                                              (362)              (307)               (797)
    Expended for Software Development                                                   0                  0                 (30)
    Expended for Product Development                                                 (354)              (233)               (484)
    Expended for Patents and Other Assets                                             (48)               (44)               (109)
    Expended for Acquisition, Net of Cash Acquired                                   (357)                 0              (1,453)
                                                                           ---------------     --------------     ---------------
    Net Cash Used by Investing Activities                                          (1,121)              (584)             (2,873)
                                                                           ---------------     --------------     ---------------
Financing Activities
    Payments on Notes Payable, Long-Term Debt                                        (222)            (1,399)               (947)
    Net Proceeds from Line of Credit                                                    0                  0               2,162
    Issuance of Common Stock                                                            7                  0                   5
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                       739                 79               3,021
                                                                           ---------------     --------------     ---------------
    Net Cash Provided (Used) by Financing Activities                                  524             (1,320)              4,241
                                                                           ---------------     --------------     ---------------
Net Increase (Decrease) in Cash                                                      (292)              (349)                352
Cash at Beginning of Period                                                           616                965                 613
                                                                           ---------------     --------------     ---------------
Cash at End of Period                                                      $          324      $         616      $          965
                                                                           ===============     ==============     ===============
Supplemental Disclosure of Cash Flow Information:
    Cash Paid for Interest                                                 $        1,100      $         609      $        1,570
                                                                           ===============     ==============     ===============
    Cash Received from Income Tax Refund                                   $          270      $         880      $            0
                                                                           ===============     ==============     ===============

See Note 22 for supplemental disclosures of non-cash financing and investing activities.

The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

NOTE 1 - BACKGROUND INFORMATION


     Medical Technology Systems, Inc. (the "Company") is a Delaware corporation, incorporated in March of 1984. The Company is a holding company operating through a number of separate subsidiaries providing a diverse line of proprietary medication dispensing systems, clinical information systems and laboratory services to the health care industry. The Company's principal businesses consist of the following reportable segments: (i) the core business of manufacturing and selling proprietary medication dispensing systems which include punch cards for use by pharmacies in dispensing prescription medicines;
(ii) the health care information system business consisting of the Performance(TM) pharmacy software, the MedServ and E-mar computerized medication management systems for hospitals and other health care facilities, and Cygnet, the fetal monitoring and archiving information systems for obstetrical clinics of hospitals and doctors' offices; and (iii) the clinical laboratory service business of supplying anatomical diagnostic testing services to the medical profession. (See Note 20)

     As a result of significant losses in the second and third quarter of fiscal 1996, the Company was in violation of certain financial covenants in the borrowing agreements with its principal lenders. The Company was unable to reach an agreement with its lenders to amend or restructure the debt. The extended negotiations with the Company's lenders created substantial uncertainty which led to management's decision, during the fourth quarter of fiscal 1996, to file voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") for four of its subsidiaries (the "MTS debtors"). Plans of Reorganization for each of the MTS debtors were approved by the Bankruptcy Court on September 4, 1996 (collectively, the "Plan of
Reorganization" ). The Plan of Reorganization provided for the following significant matters:

          a. A reduction in the amount of the existing bank indebtedness, as well as a reduction in the interest rate on the indebtedness.

          b. A restructuring of the repayment terms of the bank indebtedness, which provides for interest payments only for a certain period and principal payments over an extended period of time.

          c. A reduction in the amount payable pursuant to the acquisition of Tampa Pathology Laboratory, as well as modification of the method of calculating the repayment.

          d. A restructuring of the amounts and repayment terms for the unsecured creditors of the MTS debtors.

          e.   A restructuring of the management of the Company.

          f.   The disposition of one of its subsidiaries, Vangard Labs, Inc.

     On July 10, 1997, Medication Management Technologies, Inc. ("MMT") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. On June 12, 1998, the Plan of Reorganization for MMT was confirmed by the bankruptcy court. The Plan of Reorganization provided for the restructuring of amounts and repayment terms for secured and unsecured creditors.


NOTE 2 - RESTRUCTURING AND OTHER CHARGES

     In December 1995, the Company initiated a cost reduction strategy that focused upon reducing operating expenses and returning the Company to profitability. This plan included the filing on January 3, 1996 of voluntary petitions under Chapter 11 for three of the Company's subsidiaries: MTS

Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and MTS Sales and Marketing, Inc. ("MTS Sales"). On February 22, 1996, the Company also filed a voluntary petition under Chapter 11 for its generic drug repackaging subsidiary, Vangard Labs, Inc. ("Vangard")

     These Chapter 11 filings, together with the limitation on the Company's financing alternatives, necessitated a comprehensive examination of the Company's business operations. Because of the numerous development projects that the Company had underway, and the limited opportunity that existed for completion of these projects, it was decided by management that, without additional capital, virtually none of the existing development projects could be successfully completed.

     The following restructuring charges were incurred during the fiscal year ended March 31, 1996 (in thousands):


                        Loss on Early Retirement of Fixed Assets              $         8,329
                        Loss on Inventory Revaluation                                   1,510
                                                                              ----------------
                                                                                        9,839
                        Chapter 11 Reorganization Charges:
                        Product Development and Software Costs                          4,605
                        Goodwill Write-down                                             2,937
                        Terminated Joint Venture                                          550
                        Professional Fees                                                 103
                                                                              ----------------
                                                                                        8,195
                                                                              ----------------
                        Total From Continuing Operations, including                    18,034
                          $16,421 of impairment losses
                                                                              ----------------

                        Loss on Disposal of Discontinued Operations                     5,229
                                                                              ----------------

                        Total Restructuring Charges                           $        23,263

                                                                              ================

     As of March 31, 1996 and 1997, there were no additional reserves established for these projects. During 1998 there were no further restructuring charges recorded.


NOTE 3 - DISCONTINUED OPERATIONS

     As part of a corporate restructuring strategy, the Company plans to concentrate its resources on its medication packaging and dispensing system business and the health care information system products which have been developed and are presently marketable. Although the clinical diagnostic laboratory business has been identified as a non-core business, its operations may be a potential source of cash to support repayment of debt obligations of the Company. The Company's generic drug repackaging subsidiary, Vangard, whose production operations were curtailed on January 3, 1996 and subsequently filed a voluntary petition under Chapter 11 on February 22, 1996, was sold on April 17, 1997. In addition, the GPC joint venture with Creighton Pharmaceuticals Corporation, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc., is considered a discontinued operation primarily because of its dependence upon Vangard production capabilities. A pre-tax charge of approximately $5.2 million for a loss on disposal of these discontinued operations was recorded in fiscal year 1996 and is shown in the Consolidated Statement of Operations as estimated loss on disposal of discontinued operations.

     During 1997, Vangard was principally managed by a plan trustee approved by the bankruptcy court. Vangard's operations were minimal, basically at a maintenance level only with revenue of $550,000. Vangard's costs and expenses totaled $3.4 million, creating a loss from operations of $2.8 million, before the effect of the gain of $3.5 million recognized from the forgiveness of Vangard's pre-petition unsecured creditors ($2.7 million) debt as part of the bankruptcy proceedings and the gain on forgiveness of a post petition loan made by Vangard's bank ($800,000). Vangard's 1997 operations were funded primarily from the collection of accounts receivable, new bank debt of $800,000 and approximately $450,000 from the Company.

     In April 1997, the Company completed the sale of Vangard to an unrelated third party which was effective on March 31, 1997. In accordance with the Company's Plan of Reorganization and its amended bank agreement, the proceeds of the sale, approximately $3.1 million were utilized to reduce the Company's outstanding obligation to its principal lender. In addition, the buyer assumed certain post petition obligations of Vangard of $673,000. As a result of the sale, the Company recognized an extraordinary gain on the disposal of the assets of Vangard of approximately $2.2 million net of income taxes.

     Net revenue of discontinued operations were $0, $542,000 and $5,968,000 in fiscal years 1998, 1997 and 1996 respectively.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging, MTL and LifeServ Technologies, Inc. ("LifeServ"). LifeServ was formed in February 1998 for the purpose of holding the Company's health care information subsidiaries: Performance Pharmacy Systems, Inc. ("PPS"), Medication Management Systems, Inc. ("MMS"), Medication Management Technologies, Inc. ("MMT"), Cart-Ware, Inc. ("Cart-Ware") and Systems Professional, Inc. ("SPI"). All significant inter-company accounts and transactions have been eliminated in consolidation.

     Vangard, a wholly owned subsidiary of the Company, and Glasgow Pharmaceutical Corporation, a 50% joint venture with Creighton Pharmaceuticals, Inc., are treated as discontinued operations for 1997 and 1996 as set forth in
Note 3. In April 1997, the Company completed the sale of Vangard.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO" ) method. As of March 31, 1998 and 1997, the Company has established an inventory valuation allowance of $269,000 and $80,000, respectively, to account for the estimated loss in value of inventory due to obsolescence. The Company will continue to evaluate the inventory and review the valuation allowance if deemed necessary.

Revenue Recognition
-------------------

     The Company recognizes revenue when products are shipped by MTS Packaging. MTL recognizes revenue from the clinical laboratory services net of estimated contractual adjustments resulting from the unpaid portion of the assigned insurance billings and other third party payers, as services are performed. LifeServ recognizes revenue when systems are placed in service.

     The American Institute of Certified Public Accounts has issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" which is effective for fiscal years beginning after December 15, 1997. SOP 97-2 establishes certain criteria which must be satisfied prior to the recognition of revenue for licensing, selling, leasing or otherwise marketing computer software. Although the Company plans to adopt SOP 97-2 in fiscal 1999, management has not yet determined the potential effect that SOP 97-2 will have on the Company's financial statements.

Property and Equipment
----------------------

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

           Property and Equipment........................................  3-7
           Leasehold Improvements........................................    5

     The Company uses accelerated methods of depreciation for tax purposes.

Software and Product Development Cost
-------------------------------------

     All  costs  associated  with the  product  development  from  the  point of technological feasibility to its general distribution to customers are capitalized and, subsequently, amortized. Annually, the Company re-examines its amortization policy relating to its software and product development cost. The Company has determined that a five-year period is appropriate.

Goodwill
--------

     Goodwill represents amounts paid in excess of fair market value of assets acquired by the Company in the purchase of other companies. These amounts are amortized over a ten-year period. See the Accounting for Impairment Note below.

Other Assets
------------

     Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

Earnings (Loss) Per Share
-------------------------

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" as this standard became effective for financial statements issued after December 15, 1997. SFAS No. 128 eliminates primary and fully dilutive net income per common share and replaces them with basic and diluted net income per common share. Accordingly, all income (loss) per common share for the previous periods have been restated to conform to the new standard.

Research and Development
------------------------

     The Company expenses research and development costs as incurred. During fiscal 1998, 1997 and 1996, the Company dedicated its resources to the completion of product development projects and therefore did not incur any material research and development costs.

Income Taxes
------------

     Income taxes are provided for under the liability method in accordance with FASB No. 109, "Accounting for Income Taxes", whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Treasury Stock
--------------

       The Company records its treasury stock at cost.

Stock Based Employee Compensation
---------------------------------

     The Company accounts for its stock options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting the stock options only if the current market price of the underlying stock exceeded the exercise price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company also provides certain pro forma disclosure provisions of Statement 123 (See Note 16).

Accounting  for the  Impairment  of  Long-Lived  Assets and for  Long-Lived
---------------------------------------------------------------------------
Assets to be Disposed of
------------------------

     Long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sale, except for assets that are related to discontinued operations which are reported at the lower of carrying value or net realizable value.

     The Company recognized impairment losses of $16,421,000 in fiscal 1996. These losses related to the early retirement of certain production equipment and tooling, product development projects which were suspended and goodwill related to the acquisition of various businesses.

Discontinued Operations
-----------------------

     The Company's generic drug repackaging business, Vangard was classified as a discontinued operation in fiscal year 1996 and disposed of in April 1997.

Bankruptcy Related Accounting Matters and Extraordinary Gain
------------------------------------------------------------

     The financial statements and the notes thereto reflect various disclosures principally required by AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Since the voting control of the Company's stock remained the same as a result of the confirmation of the Plan of Reorganization, fresh start accounting was not appropriate. However, the liabilities compromised by the confirmed plans have been recorded at the present values of the amounts to be paid. The forgiveness of debt resulting from the compromise has been recognized as an extraordinary gain. See Notes 1, 3 and 10.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of cash receivables, accounts payable and accrued liabilities approximates fair value because of the short-term nature of the items.

     The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

New Accounting Pronouncement Not Yet Adopted
--------------------------------------------

     SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statements establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company
(a) classify items of other comprehensive income by their nature in a financial statement and (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 and expects no material impact to the Company's financial statement presentation.


NOTE 5 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

         Accounts Receivable consist of the following:

                                                                       March 31,          March 31,
                                                                          1998              1997
                                                                    ---------------    --------------
                                                                              (In Thousands)

                    Accounts Receivable at Gross                    $      7,281       $     4,081
                    Less:  Allowance for Doubtful Accounts                  (830)             (388)
                               Contractual Adjustments                    (1,174)             (652)
                                                                    ---------------    --------------
                                                                    $      5,277       $     3,041
                                                                    ===============    ==============

     Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.

NOTE 6 - INVENTORIES

         Inventories consist of the following:

                                                                          March 31,         March 31,
                                                                            1998               1997
                                                                       --------------    ---------------
                                                                                 (In Thousands)

                    Raw Material                                       $     531         $      588
                    Finished Goods and Work in Process                     2,219              1,752
                    Less:  Inventory Valuation Allowance                    (269)               (80)
                                                                       --------------    --------------
                                                                       $   2,481         $    2,260
                                                                       ==============    ==============

     Substantially all of the Company's inventories are pledged as collateral on bank notes.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           March 31,         March 31,
                                                                             1998               1997
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                   Property and Equipment                               $     7,777       $      7,581
                   Leasehold Improvements                                       833                806
                                                                        --------------    --------------
                                                                              8,610              8,387
                   Less: Accumulated Depreciation and Amortization           (5,437)            (4,383)
                                                                       --------------     --------------
                                                                        $     3,173       $      4,004
                                                                        =============     ==============

     Substantially all of the Company's property and equipment are pledged as collateral on bank notes. Depreciation expense and amortization of leasehold improvement totals approximately $1,180,000, $1,222,000 and $1,308,000 for fiscal years ending March 31, 1998, 1997 and 1996 respectively.


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:

                                                                          March 31,         March 31,
                                                                            1998               1997
                                                                       --------------    ---------------
                                                                                 (In Thousands)
                   Accounts Payable/Trade                              $     2,505       $        987
                   Accrued Liabilities:
                       Salaries & Commissions                                  693                301
                        Medical Claims                                         184                212
                        Interest                                               128                 28
                        Legal                                                   68                346
                        State Taxes                                            564                168
                        Other                                                  669                148
                                                                      --------------     --------------
                                                                       $     4,811       $      2,190
                                                                      ==============     ==============

NOTE 9 - OTHER ASSETS

         Other assets consists of the following:

                                                                          March 31,         March 31,
                                                                            1998               1997
                                                                       --------------    ---------------
                                                                                 (In Thousands)
                   Goodwill                                            $     2,405       $      1,204
                       Less:  Accumulated Amortization                        (455)              (307)
                                                                       --------------    --------------
                                                                       $     1,950       $        897
                                                                       --------------    --------------

                   Product Development                                 $       327       $        131
                       Less:  Accumulated Amortization                           0                  0
                                                                       --------------    --------------
                                                                       $       327       $        131
                                                                       --------------    --------------

                   MedServ Development and Related Software            $       462       $        314
                       Less:  Accumulated Amortization                        (130)               (85)
                                                                       --------------    --------------
                                                                       $       332       $        229
                                                                       --------------    --------------

                   Patents                                             $     1,109       $      1,079
                       Less:  Accumulated Amortization                        (423)              (349)
                                                                       --------------    --------------
                                                                       $       686       $        730
                                                                       --------------    ---------------

                   Lease Contract Receivable                           $       843       $          0
                   Other                                                       196                 93
                        Less:  Accumulated Amortization                        (33)               (30)
                                                                       ---------------   ---------------
                                                                       $     1,006       $         63
                                                                       ---------------   ---------------

                   Total Other Assets, Net                             $     4,301       $      2,050
                                                                       ===============   ===============

     Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

     The Company entered into a direct financing lease agreement of MedServ and E-mar systems with a customer calling for lease payments of $20,000 per month for 5 years beginning April 1998. The value of the lease payments receivable ($843,000) was determined based on an imputed interest rate of 6.4% and the related systems serve as collateral against the receivable.

NOTE 10 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   March 31,          March 31,
                                                                                     1998               1997
                                                                                ---------------    --------------
Plan Note I;  interest  only at 7.5%  payable  monthly  until  September 1,
     1998; installments  of  interest  and  principal  monthly  for  ten
     September 1, 2006, with a lump sum payment of approximately $11.4 million on years endingthat date secured by all tangible and intangible
     assets of the Company.                                                     $    15,000        $   15,000

Note  Payable;  interest  at 12%  payable  $20,026  per month  including interest  maturing  September  1, 2002.  Secured by  equipment  at a
      customer site and the payments from a lease contract receivable.                  688                 0

Seller Financing  Under Tampa  Pathology  Acquisition  Agreement,
      face value of $487,628 discounted at 10%, with variable monthly
      payments  until satisfied, subject to compromise at March 31, 1996.               234               273

Other Notes and Agreements; interest and principal payable monthly and
      annual at various amounts through March 2000.                                     316               496
                                                                                --------------     ---------------
Total Long -Term Debt                                                                16,238            15,769
Less Current Portion                                                                   (625)             (310)
                                                                                ---------------    ---------------
LONG-TERM DEBT DUE AFTER 1 YEAR                                                 $     15,613       $    15,459
                                                                                ===============    ===============

     The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 1998:

                                                             In Thousands)
        1999. . . .  . . . . . . . . . . . . . . . . . . . . . $     625
        2000. . . .  . . . . . . . . . . . . . . . . . . . . . $     593
        2001. . . .  . . . . . . . . . . . . . . . . . . . . . $     620
        2002. . . .  . . . . . . . . . . . . . . . . . . . . . $     561
        2003. . . .  . . . . . . . . . . . . . . . . . . . . . $     475
        Thereafter.  . . . . . . . . . . . . . . . . . . . .   $  13,364

     The above notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On September 4, 1996, the Plan of Reorganization for the MTS debtors were confirmed by the bankruptcy court. As part of the Plan of Reorganization for the MTS debtors, the notes payable and bank line of credit were restructured as follows:

     Bank notes payable, line of credit, accrued interest and other charges and expenses, in the amount of approximately $28.0 million, were combined and restructured into two separate promissory notes.

     Plan Note I, in the stated principal amount of approximately $27.0 million, provided for a portion of the principal amount, $15.0 million, to be due and payable as follows:

          a. Interest at the rate of 7.5% for a period of two (2) years ending September 1, 1998.

          b. Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding remaining principal amount of the $15,000,000 debt is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of confirmation of the Plans of Reorganization. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

     Plan Note I further provided that the net proceeds from the sale of Vangard, would be paid to the Bank (see Note 3). In addition, certain other mandatory prepayments of the stated principal amount were required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provided that the full stated principal amount of approximately $28.0 million would be due and payable upon the occurrence of specific major events of default.

     Effective March 31, 1997, the stated principal amount of Plan Note I was reduced to $15.0 million. Thereby, permanently removing any contingent amount due, including the additional $12.0 million principal amount, except for the mandatory prepayments for any capital transactions in which certain of the Company's subsidiaries are sold or a portion of the ownership surrendered. As a result of this modification and receipt of the proceeds of the sale of Vangard, the Company realized during the fourth quarter and for the year an extraordinary gain of approximately $8.2 million, after the mandatory payment from the Vangard sales proceeds of approximately $3.1 million.

     The remaining portion of extraordinary gain reported in the Company's statement of operation, $1,800,000 relates to the forgiveness of the Company's pre-petition debt by its unsecured creditors.

     On December 5, 1997, the Company received a notification from its bank that certain events of default had occurred under Plan Note I. As a result of discussions between the Company and the bank, Plan Note I was amended on April 16, 1998 to provide for the following:

     a.   The formation of LifeServ as a subsidiary of the Company.

     b.   The inclusion of LifeServ as a co-borrower.

     c. The consent of the bank for the incurrence of additional debt and a private placement of equity by LifeServ.

     d. Release of LifeServ as a co-borrower in the event that LifeServ is successful in obtaining equity capital.

     e. Accelerated repayment of $1,000,000 of the stated principal amount beginning November 1998 based upon 25% of excess cash flow generated by the Company.

     f. Waiver by the bank of any events of default which may have occurred prior to April 16, 1998.

     g. A limitation in the amount of funding which the Company can provide to LifeServ.

     h. Accelerated repayments of the stated principal amount in the event of certain capital transactions involving subsidiaries of the Company as well as recoveries from certain causes of action.

     i. Additional payments above the stated principal amount in the event that capital transactions result in proceeds to the Company in excess of certain amounts and recoveries from certain causes of action. Management believes that these additional payments, if any are made, will be offset by gains recognized on these transactions and recoveries.

     Plan Note I contains certain financial covenants including prohibiting the Company from exceeding a maximum consolidated deficit of $6.5 million, maintaining various financial ratios and limits the amount of capital expenditures. In addition, Plan Note I requires the banks approval of the payment of dividends and the borrowing of any additional amounts from other parties.

     On May 13, 1998, LifeServ obtained a $500,000 loan from an individual. The terms of the loan provide for repayment in full plus interest at 10% on the earliest of: the date LifeServ receives the proceeds of a sale of equity or July 31, 1998. In addition, LifeServ and the Company issued warrants to the lender to purchase shares of their common stock as follows:

         LifeServ Warrants
         -----------------

         200,000 warrants exercisable on the date of the loan through the tenth anniversary of their issuance at $1.00 per share.

         15,000 warrants exercisable on the maturity date of the loan, if the loan is not repaid on the maturity date, through the tenth anniversary of their issuance at $1.00 per share.

         15,000 warrants exercisable on August 31, 1998, if the loan is not repaid on August 31, 1998, through the tenth anniversary of their issuance at $1.00 per share.

          15,000 warrants exercisable on September 30, 1998, if the loan is not repaid on September 30, 1998, through the tenth anniversary of their issuance at $1.00 per share.

         The Company Warrants
         --------------------

          25,000 exercisable on October 30, 1998, if the loan is not repaid on October 30, 1998, through the tenth anniversary date of their issuance at $0.45 per share.


NOTE 11 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 1998.

                                                  (In Thousands)
           1999......................................  $  375
           2000......................................     126
           2001......................................     100
           2002......................................      61
           Thereafter................................       0

     Rent expense amounted to $832,000, $733,000 and $504,000, for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 12 - 401(K) PROFIT SHARING PLAN

     The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees discretion and may be matched by the Company up to certain limits. For the years ended March 31, 1998, 1997 and 1996, the Company made no contributions to the Plan.


NOTE 13 - SELF INSURANCE PLAN

     The Company has a Medical Health Benefit Self-insurance Plan which covers substantially all of its employees. The Company is reinsured for claims which exceed $30,000 per participant and has an annual maximum aggregate limit of approximately $450,000.


NOTE 14 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust") which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $50,000, $76,000 and $30,000 in the years ended March 31, 1998, 1997, and 1996, respectively.

     Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding Common Stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock which have two votes per share for all matters submitted to the holders of the Common Stock of the Company.

     Siegel had outstanding indebtedness to the Company at March 31, 1998 and March 31, 1997 of approximately $10,466 and $11,886. The Company expects to collect the full balance of this indebtedness.


NOTE 15 - TAXES

     The components of related income taxes provided on continuing operations were as follows:

                                         Years Ended March 31,
                            ------------------------------------------------
                                 1998              1997             1996
                            -------------     -------------    -------------
                                              (In Thousands)
Current Tax (Benefit):
    Federal                 $     (270)       $        6       $     (635)
    State                            0                 1                0
                            -------------     -------------   -------------
                                  (270)                7             (635)
                            -------------     -------------   -------------
Deferred Tax:
    Federal                 $        0        $       (6)      $   (1,132)
    State                            0                (1)            (133)
                           -------------    -------------     -------------
                                                      (7)          (1,265)
                            $     (270)       $        0       $   (1,900)
                           =============     ============     =============

     Total income tax (benefit) expense for 1998, 1997 and 1996 from continuing operations resulted in effective tax rates of (24.0%), 0.0% and 7.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35.0% on the continuing operations are as follows:

                                                                               Years Ended March 31,
                                                                 ------------------------------------------------
                                                                      1998              1997             1996
                                                                 -------------     -------------    -------------
                                                                                  (In Thousands)
     Tax (Benefit) Expense at U.S. statutory rate                $     (382)       $        6       $   (8,616)
     State Income Tax, Net                                              (41)                1             (543)
     Current tax benefit not recognized                                 423                 0            6,877
     Effect of prior year carryback, not previously recognized         (270)                0                0
     Other, Net                                                           0                (7)             382
                                                                 -------------     -------------    ------------
                                                                 $     (270)       $        0       $   (1,900)
                                                                 =============     =============    =============

     Deferred taxes and deferred tax asset resulted from differences in timing of deductions recognized for tax and financial reporting purposes.

     Deferred taxes for continuing operations consist of the following:

                                                                  March 31, 1998    March 31, 1997   March 31, 1996
                                                                  -------------     -------------    --------------
                                                                                    (In Thousands)
     Deferred Tax Liabilities:
         Depreciation/Amortization Gross Deferred Tax Liability   $        0        $      716       $       379
                                                                  -------------     -------------    -------------
     Deferred Tax Assets:
         Depreciation/Amortization Temporary Difference                 (997)             (670)           (1,386)
         Allowance for Doubtful Accounts                                (230)             (146)              (73)
         Inventory Valuation Allowance                                  (101)             (319)             (163)
         Tax Loss Carry Forward                                       (4,234)           (4,168)           (5,525)
         Reserves and Provisions                                        (327)             (322)             (109)
                                                                  -------------      -------------    -------------
        Gross Deferred Tax Asset                                      (5,889)           (5,625)           (7,256)
                                                                  -------------      -------------    -------------
     Net Deferred Tax (Asset) Liability                               (5,889)           (4,909)           (6,877)
         Less Valuation Allowance                                     (5,889)           (4,909)           (6,877)
                                                                  -------------      -------------    -------------
         Deferred Income Taxes                                    $        0        $        0       $         0
                                                                  =============     ==============   ==============

     The Company is currently analyzing among other things, its income tax basis of property and equipment and intangibles as to the effect of prior impairments and disposals. Any revisions to the amounts reported herein will not effect the reported tax deferred income taxes, net (balance sheet account) nor the income tax (benefit) expense (statement of operations account).

     At March 31, 1998, the Company had deferred tax assets available of approximately $5.9 million. A tax benefit has not been recorded for these assets as it is not yet more likely than not that these benefits will be realized by reducing future taxable income. At March 31, 1998, the Company had approximately $11.0 million of carryforward losses which will expire by 2012 that are available to offset future taxable income.

     The Florida State Department of Revenue has examined the Company's Sales and Use Tax returns for the period January 1988 through December 1993. The State Department of Revenue and the Company have agreed on a settlement amount of $294,000 including taxes, penalties and interest. The settlement amount is payable over a period of four to eight years depending on certain events occurring related to the Company's ability to raise capital. In addition, the State Department of Revenue has proposed a suggested assessment of approximately $380,000 for intangible taxes, interest and penalties for the period 1987 through 1996. The Company is disputing this amount. A reserve of $310,000 has been made as of March 31, 1998 for the settlement of the Sales and Use Tax and the Intangible tax.


NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIT)

         Stockholders' Equity (Deficit) consists of the following:


                                                       March 31,             March 31,            March 31,
                                                         1998                  1997                  1996
                                                   ----------------      ----------------     -----------------
        Voting Preferred Stock:
            Par Value $.0001 Per Share
            Authorized Shares                          7,500,000             7,500,000             7,500,000
            Issued Shares                              6,500,000             6,500,000             6,500,000
            Outstanding Shares                         6,500,000             6,500,000             6,500,000

        Common Stock:
            Par Value $.0001 Per Share
            Authorized Shares                         25,000,000            25,000,000            25,000,000
            Outstanding Shares                         6,129,673             5,917,173             5,445,335
            Issued Shares                              6,129,673             5,975,173             5,485,335



Common Stock

     During fiscal 1998, the Company issued 150,000 shares of common stock in lieu of a debt payment to a former employee of the Company. These shares were valued based upon the value of the debt payment. In addition, 22,500 shares were issued to employees for services and were valued at $0.32 per share which was the approximate market value at the time they were issued.

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

Stock Options

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

                                                                1998              1997             1996
                                                           -------------     -------------    --------------
Net Income (Loss)                 As Reported              $    (854)        $       15       $    (22,717)
                                  ProForma (Unaudited)     $  (1,066)        $     (246)      $    (22,921)

Earnings (Loss) Per Common Share  As Reported              $    (.14)        $      .00       $      (5.60)
                                  ProForma (Unaudited)     $    (.18)        $     (.04)      $      (5.65)

     The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively, no dividend yield for all years, expected volatility of 131, 109 and 42 percent; risk-free interest rates of 5.81, 6.44 and 6.25 percent, and expected lives of 3.7, 5.4 and 6.8 years. Because of the insignificant effect on the pro forma amounts presented above, the Company has elected not to attempt to adjust (lower) the volatility factor used. Such adjustment would account for the various factors or conditions that probably impacted the Company's common stock prices and which are possibly non-recurring. Such an adjustment which would lower the volatility factor used would reduce the calculated fair value of the options.

Activity related to options is as follows:

                                                              Number of Shares             Price per Share
                                                            -------------------          ------------------
          Outstanding at March 31, 1995                              332,926
                Granted in Fiscal 1996:
                Officers & Directors                                  59,000                        $1.63
                Employees                                              8,808               $6.00 - $10.00
                                                            -------------------          ------------------

          Outstanding at March 31, 1996                              400,734
                Granted in Fiscal 1997:
                Officers & Directors                                 145,000                       $1.00
                Employees                                            471,878               $1.00 - $7.00
                Options Expired                                      (1,323)
                                                            -------------------          ------------------
                                                                   1,016,289
          Outstanding at March 31, 1997 Granted in Fiscal 1998:
                Officers and Directors                               152,000                       $1.00
                Employees                                            412,000                       $1.00
                Options Expired                                     (22,170)
                                                            -------------------          ------------------

          Outstanding at March 31, 1998                            1,558,119              $1.00 - $10.00
                                                            ===================          ==================

Outstanding Shares

                                                               Weighted Average
                Range of                   Number           Remaining Contractual       Weighted Average
             Exercise Prices            Outstanding                 Life                Exercise Price
                                                                   (Years)
          ---------------------      ------------------      ---------------------     -------------------
             $1.00 - $1.63              1,499,049                    8.1                     $1.11
             $4.00 - $6.00                 40,250                    4.3                     $4.80
             $6.38 - $10.00                18,820                    6.2                     $8.79

Exercisable Shares

             $1.00 - $1.63               614,914                                             $1.26
             $4.00 - $6.00                40,250                                             $4.80
             $6.38 - $10.00               18,820                                             $8.79

The options outstanding at March 31, 1998 expire on various dates commencing in March 2001 and ending in February 2008.

    Warrants

              Activity related to warrants is as follows:

                                                                Number of Shares         Price Per Share
                                                              --------------------     -------------------
              Outstanding at March 31, 1994                        1,320,000                 $7.00
              Granted in Fiscal 1995 through Fiscal 1998                   0
                                                              --------------------     -------------------
              Outstanding at March 31, 1998                        1,320,000                 $7.00
                                                              ====================     ===================

     All of the warrants outstanding at March 31, 1998 expire in July 1999.

     During fiscal year 1995, the Company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. Additional compensation payable for the years ended March 31, 1998 and 1997 totaled $0 and $53,000, respectively.


NOTE 17 - CONCENTRATION OF CREDIT RISK

     The business of MTL is primarily with individuals located in the State of Florida, many of whom routinely assign to the Company payment by their medical insurance providers. As of March 31, 1998, MTL's patient accounts receivable from individuals and commercial medical insurance providers was approximately $1,563,000. As of March 31, 1998, MTL's accounts receivable from Medicare and Medicaid was approximately $2,553,000.


NOTE 18 - BUSINESS ACQUISITION

     On June 20, 1997, the Company, through its subsidiary MMT, concluded a merger with Cygnet Laboratories, Inc. ("Cygnet"), a California company which distributes obstetrical information systems. The plan of merger provided for the Cygnet shareholders to receive nominal cash consideration in exchange for their shares. MMT assumed all the liabilities of Cygnet as a result of the merger. The business combination of MMT and Cygnet has been accounted for using the purchase method. Accordingly, the difference between the cost of the assets acquired of $526,000 and the liabilities assumed of $1,247,000 plus the acquisition costs of $366,000 has been recorded as goodwill in the amount of $1,087,000. The results of operation for Cygnet from the date of the merger through June 30, 1997 were not significant. The proforma results, as if the business combination occurred April 1, 1996 and April 1, 1997, has not been presented as the results of operation are not significant.


NOTE 19 - SUBSEQUENT EVENT

     In April 1998, the Company, through its subsidiary LifeServ Technologies, Inc. entered into an agreement to purchase certain assets of Peritronics Medical, Inc. ("Peritronics"), a California company which distributed obstetrical information systems. The agreement provides for the Company to pay the Peritronics shareholders $350,000 in cash, 250,000 shares of the Company's common stock and assuming certain liabilities in the amount of approximately $330,000. The purchase is anticipated to close in August 1998.

     This note should also be read in conjunction with the other notes to the financial statements for additional subsequent event transactions.

NOTE 20 - SEGMENT INFORMATION

     The Company has adopted SFAS No. 131 "Disclosures about Segments of a Business Enterprise" which supercedes the previous disclosure requirements.

                                                                    1998                 1997                1996
                                                              ---------------      ---------------     ----------------
                                                                                    (In Thousands)
Revenue:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $     12,338         $     11,169        $      10,651
        Health Care Information Systems                              4,306                1,965                1,249
        Clinical Laboratory Services                                 7,428                6,113                5,152
                                                              ---------------      ---------------     ---------------
Total Consolidated Revenue                                    $     24,072         $     19,247        $      17,052
                                                              ================     ===============     ===============
Depreciation and Amortization:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $        554         $        534        $         647
        Health Care Information Systems                                255                  150                  764
        Clinical Laboratory Services                                   258                  250                  579
                                                              ---------------      ---------------    ----------------
                                                                     1,067                  934                1,990
    Corporate                                                          406                  447                  692
                                                              ---------------      ---------------    ----------------
Total Consolidated Depreciation and Amortization              $      1,473         $      1,381        $       2,682
                                                              ===============      ===============    ================
Interest Expense:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $          1         $          2        $           5
        Health Care Information Systems                                 13                   20                   16
        Clinical Laboratory Services                                    36                    5                   31
                                                              ----------------      --------------     ----------------
                                                                        50                   27                   52
    Unallocated Debts                                                1,059                  582                1,687
                                                              ----------------     ----------------    ----------------
Total Consolidated Interest Expense                           $      1,109         $        609        $       1,739
                                                              ================     ================    ================

Operating Profit (Loss):
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      2,827         $      2,512        $     (6,752)
        Health Care Information Systems                             (1,214)                (472)             (5,798)
        Clinical Laboratory Services                                   460                  136              (4,443)
                                                              ---------------     ----------------     ----------------
                                                                     2,073                2,176             (16,993)
    Corporate and Interest                                          (3,197)              (2,161)             (7,624)
                                                             ----------------     ----------------     ----------------
Total Consolidated Operating Profit (Loss)                    $     (1,124)        $         15        $    (24,617)
                                                             ================     ================     ================
Identifiable Assets:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      5,944         $      6,006        $       7,557
        Health Care Information Systems                              3,871                  938                1,355
        Clinical Laboratory Services                                 3,509                2,560                2,551
                                                              ---------------      ----------------   ----------------
                                                                    13,324                9,504               11,463
    Corporate                                                        2,438                3,039                3,206
                                                              ---------------      ---------------    ----------------
Total Consolidated Identifiable Assets                        $     15,762         $     12,543        $      14,669
                                                              ===============      ===============    ================
Identifiable Liabilities:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $      1,029         $        280        $       1,508
        Health Care Information Systems                              3,056                  382                  691
        Clinical Laboratory Services                                 1,175                  780                 1963
                                                              ---------------      ---------------     ----------------
                                                                     5,260                1,442                4,162
    Corporate                                                       16,615               16,517               29,053
                                                              ----------------     ----------------    ----------------
Total Consolidated Liabilities                                $     21,875         $     17,959        $      33,215

                                                              ================     ================    ================
Capital Expenditures:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $        131         $        123        $         769
        Health Care Information Systems                                103                   92                    5
        Clinical Laboratory Services                                    62                   67                    2
                                                              ---------------      ---------------     ----------------
                                                                       296                  282                  776
    Corporate                                                           66                   25                   21
                                                              ---------------      ---------------     ----------------
Total Consolidated Capital Expenditures                       $        362         $        307        $         797
                                                              ================     ===============     ================
 Impairment of Long-Lived Assets:
    Reportable Segments
        Medication Packaging & Dispensing Systems             $          0         $          0        $       7,319
        Health Care Information Systems                                  0                    0                3,029
        Clinical Laboratory Services                                     0                    0                4,105
                                                              ---------------      ---------------     ----------------
                                                                         0                    0               14,453
    Corporate                                                            0                    0                1,968
                                                              ---------------      ---------------     ----------------
Total Consolidated Impairment of Long-Lived Assets            $          0         $          0        $      16,421
                                                              ================     ================    ================

     Corporate   expenses  are  composed   primarily  of  personnel   costs  and
administrative expenses, which are incurred on behalf of each reportable segment. The Company cannot accurately allocate these costs and expenses to each reportable segment.

     Corporate assets are composed primarily of $678,000 of cash, $477,000 of equipment used by administrative personnel and $1.2 million of intangible assets.

     Corporate liabilities are composed of $1.4 million of short-term accounts payable and accrued liabilities and $15.2 million in long-term debt.

     The geographic sales of the Company are in the United States, and there are no customers that account for more than 10% of the Company's revenues for all periods presented.


NOTE 21 - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

                                                               Year Ended          Year Ended          Year Ended
                                                             March 31, 1998      March 31, 1997      March 31, 1996
                                                             --------------     ---------------     ---------------

Basic and Diluted

    Actual   weighted   average  shares   outstanding;
    weighted   average   shares  used  in  income  per
    calculation - basic and diluted                            6,062,000           5,737,000           4,059,000
                                                             ==============     ===============     ===============



     The following table set forth the computation of historical basic and diluted earnings (loss) per share:

                                                                  1998                1997                1996
                                                            ---------------     ---------------     ---------------

Numerator:
   Net Income (Loss)                                            (854,000)         13,012,000         (34,580,000)
                                                            ===============     ===============     ===============
Denominator:
    Denominator  for basic and  diluted  earnings  per
    share- weighted average shares outstanding                 6,062,000           5,737,000           4,059,000
                                                            ===============     ===============     ===============

Net Income (Loss) Per Common Share - Basic                  $      (0.14)       $       2.27        $      (8.52)
                                                            ===============     ===============     ===============
Net Income (Loss) per Common Share - Diluted                $      (0.14)       $       2.27        $       (8.52)
                                                            ===============     ===============     ===============

     The effect of all options and warrants (see Note 16) for all years were not included in the calculation of net income (loss) per diluted common share as the effect would have been anti-dilutive.


NOTE 22  SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

     See Notes 1,3,10, and 19 for fiscal 1997 forgiveness of debt (extraordinary gain) and gain on disposal of discontinued operations.

     During fiscal 1998, the Company purchased Cygnet for a cash payment of $357,000 (net of cash acquired) and assumption of liabilities of $1,247,000. The assets acquired had a fair value of $517,000 (net of cash acquired).

     During fiscal 1998, the Company redeemed a minority interest share of a subsidiary's common stock resulting in a $114,000 addition to goodwill and accrued expenses.

     During fiscal 1998, the Company reduced a debt obligation $150,000 through the issuance of common stock.

     During fiscal 1998, the Company acquired a patent as satisfaction of a receivable in the amount of $201,000.

                                                    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDICAL TECHNOLOGY SYSTEMS, INC.



Dated: July 8, 1998                      By: /s Todd E. Siegel
                                         ---------------------------------------
                                         Todd E. Siegel, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,    July 8, 1998
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel

 /s David Kazarian          Director                               July 8, 1998
 David Kazarian

 /s Michael P.Conroy        Director, Chief Financial Officer      July 8, 1998
 -----------------------    and Vice President
 Michael P. Conroy

 /s John Stanton           Director and Vice Chairman of the       July 8, 1998
------------------------   Board of Directors
 John Stanton

 /s David L. Presnell      Principal Accounting Officer            July 8, 1998
 -----------------------   and Controller
 David L. Presnell

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


Board of Directors
Medical Technology Systems, Inc.

     In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 26, 1998, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 1998, we have also audited
Schedule II for the years ended March 31, 1997 and 1998. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.


GRANT THORNTON LLP
Tampa, Florida

June 26, 1998

                         Independent Auditors' Report on
                            Supplementary Information


     The accompany information shown on Schedule II (Valuation and Qualifying Accounts) for the year ended March 31, 1996 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. Our audits of the basic financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying financial information has been subjected to the auditing procedures applied in the audits of the basic financial statements.

     In our opinion, the accompanying information included on Schedule II (Valuation and Qualifying Accounts) for the year ended March 31, 1996 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida

June 20, 1996

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended March 31, 1996, 1997 and 1998

                Column A                          Column B             Column C             Column D             Column E
-----------------------------------------      ---------------      ---------------      ---------------      ---------------
                                                  Balance at           Charged to            Accounts           Balance at
                                                 Beginning of          Costs and           Written Off,           End of
                                                     Year               Expenses               Net                 Year
                                               ---------------      ---------------      ---------------      ---------------
Deferred Tax Valuation Allowance:
Year Ended March 31, 1996                      $            0       $        6,877       $            0       $        6,877
Year Ended March 31, 1997                      $        6,877       $            0       $        1,968       $        4,909
Year Ended March 31, 1998                      $        4,909       $          980       $            0       $        5,889

Inventory Valuation Allowance:

Year Ended March 31, 1996                      $            0       $          850       $            0       $          850
Year Ended March 31, 1997                      $          850       $           94       $          864       $           80
Year Ended March 31, 1998                      $           80       $          189       $            0       $          269

Self Insured Medical Claims Valuation Allowance:

Year Ended March 31, 1996                      $          110       $          853       $          715       $          248
Year Ended March 31, 1997                      $          248       $          726       $          762       $          212
Year Ended March 31, 1998                      $          212       $          583       $          611       $          184

Allowance for Doubtful Accounts and Contractual Allowances:

Year Ended March 31, 1996                      $          167       $          906       $          545       $          528
Year Ended March 31, 1997                      $          528       $          693       $          181       $        1,040
Year Ended March 31, 1998                      $        1,040       $        1,463       $          499       $        2,004
