Form 10-Q
period 1998-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1998-08-14
CIK 823560

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended June 30, 1998 Commission File Number 0-16594


                       MEDICAL TECHNOLOGY SYSTEMS, INC.
      -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                            59-2740462
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



              12920 Automobile Boulevard, Clearwater, Florida 33762
              -----------------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number, including area code:  (727) 576-6311

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at June 30, 1998
          -----                                    ----------------------------
Common Stock, $.01 par value                                 6,129,673
Preferred Stock, $.0001 par value                            6,500,000

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index
                                                                         Page

Part I - Financial Information


Item 1.     Financial Statements

          Consolidated Balance Sheets -
              June 30,1998 and March 31, 1998.........................      1

          Consolidated Statements of Operations -
              Three months ended June 30, 1998 and 1997...............      2

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
              Three months ended June 30, 1998........................      3

          Consolidated Statements of Cash Flow -
              Three months ended June 30, 1998 and 1997...............      4

          Notes to Consolidated Financial Statements..................  5 - 8


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  9 - 12



Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K............................      13


          Signature...................................................      13

Item 1.  Financial Statements

                   PART I - FINANCIAL INFORMATION

         MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                     ASSETS

                                                                              June 30,                   March 31,
                                                                                1998                       1998
                                                                          -----------------           ----------------
                                                                            (Unaudited)
Current Assets:
          Cash                                                         $                16         $              324
          Accounts Receivable, Net                                                   6,027                      5,277
          Inventories                                                                2,473                      2,481
          Prepaids and Other                                                           178                        206
                                                                       --------------------        -------------------
          Total Current Assets                                                       8,694                      8,288

Property and Equipment, Net                                                          2,960                      3,173

Other Assets, Net                                                                    4,285                      4,301
                                                                       --------------------        -------------------

Total Assets                                                           $            15,939         $           15,762
                                                                       ====================        ===================

                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
          Current Maturities of Long-Term Debt                         $             1,127         $              625
          Accounts Payable-Trade and Accrued Liabilities                             5,113                      4,811
                                                                       --------------------        -------------------
          Total Current Liabilities                                                  6,240                      5,436

Liabilities Subject to Compromise                                                        0                        826

Long-Term Debt, Less Current Maturities                                             15,586                     15,613
                                                                       --------------------        -------------------
Total Liabilities                                                                   21,826                     21,875
                                                                       --------------------        -------------------
Stockholders' Equity (Deficit):
          Voting Preferred Stock                                                         1                          1
          Common Stock                                                                  62                         62
          Capital in Excess of Par Value                                             8,588                      8,588
          Retained Earnings (Deficit)                                              (14,207)                   (14,433)
          Less: Treasury Stock                                                        (331)                      (331)
                                                                       --------------------        -------------------
          Total Stockholders' Equity (Deficit)                                      (5,887)                    (6,113)
                                                                       --------------------        -------------------
Total Liabilities and Stockholders' Equity                             $            15,939         $           15,762
                                                                       ====================        ===================


The accompanying notes are an integral part of these financial statements.


          MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands; Except Earnings Per Share Amounts)
                            (Unaudited)

                                                                          Three Month Ended
                                                                       June 30,
                                                                         1998                         1997
                                                                      ------------                 -----------
Revenue:

    Net Sales and Services                                          $       7,045               $       5,147

Costs and Expenses:
    Cost of Sales                                                           4,092                       2,886
    Selling, General and Administrative                                     2,718                       2,000
    Depreciation and Amortization                                             362                         358
    Interest, Net                                                             309                         273
                                                                    --------------              --------------
            Total Costs and Expenses                                        7,481                       5,517
                                                                    --------------              --------------

Income (Loss) Before Extraordinary Gain                                      (436)                       (370)

Extraordinary Gain on Forgiveness of Debt                                     662                           0
                                                                    --------------              --------------

Net Income (Loss)                                                   $         226               $        (370)
                                                                    ==============              ==============

Earnings (Loss) Per Basic and Diluted Common Share

    Income (Loss) Before Extraordinary Gain                         $       (0.07)           $          (0.06)

    Extraordinary Gain On Debt Forgiveness                                   0.11                        0.00
                                                                    --------------              --------------
                                                                    $        0.04            $          (0.06)
                                                                    ==============              ==============

    The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED JUNE 30, 1998
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                           COMMON STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0.01         Capital in        Retained
                                        of              Par           Excess of        Earnings         Treasury
                                      Shares           Value          Par Value       (Deficit)          Stock            Total
                                    -----------     ------------     ------------     -----------      -----------     ------------
Balance, March 31, 1998              6,129,673    $          62    $       8,588    $    (14,433)   $        (331)   $      (6,114)

Net Income for Three Months
   Ended June 30, 1998                                                                       226                               226
                                    -----------------------------------------------------------------------------------------------

Balance, June 30, 1998               6,129,673    $          62    $       8,588    $    (14,207)   $        (331)   $      (5,888)
                                    ===========   ==============   ==============   =============   ==============   ==============

                                        VOTING PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0001
                                        of               Par
                                      Shares           Value
                                    -----------     ------------
Balance, March 31, 1998              6,500,000    $           1                                                      $           1
                                    -----------   --------------                                                     --------------

Balance, June 30, 1998               6,500,000    $           1                                                      $           1
                                    -----------   --------------                                                     --------------

Total Stockholders' (Deficit),                                                                                       --------------
   June 30, 1998                                                                                                      $      (5,887)
                                                                                                                     ==============

The accompanying notes are an integral part of these financial statements.


          MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In Thousands)
                             (Unaudited)

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                1998                      1997
                                                                             ------------              ------------
Operating Activities:

Net Income (Loss)                                                         $          226            $         (370)

Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided (Used) by Operating Activities:
    Depreciation and Amortization                                                    362                       358
    Extraordinary Gain on Debt Forgiveness                                          (662)                        0

    (Increase) Decrease in:
        Accounts Receivable                                                         (722)                     (150)
        Inventories                                                                    8                       (23)
        Prepaid Expenses and Other Assets                                             28                       239
        Loss On Early Retirement of Fixed Assets                                      22                         0
    Increase (Decrease) in:
        Accounts Payable and Other Accrued Liabilities                               193                       317
                                                                          ---------------           ---------------
Total Adjustments                                                                   (771)                      741
                                                                          ---------------           ---------------
Net Cash Provided by Operating Activities                                           (545)                      371
                                                                          ---------------           ---------------

Investing Activities
    Expended for Property and Equipment                                              (96)                     (252)
    Acquisition, Net of Cash Acquired                                                  0                      (195)
    Expended for Product Development                                                (142)                      (30)
    Expended for Other Assets                                                          0                       (44)
                                                                          ---------------           ---------------

    Net Cash Provided by Investing Activities                                       (238)                     (521)
                                                                          ---------------           ---------------

Financing Activities
    Payments on Notes Payable, Long-Term Debt                                        (25)                      (18)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                      500                        51
                                                                          ---------------           ---------------
    Net cash Used by Financing Activities                                            475                        33
                                                                          ---------------           ---------------

Net Increase (Decrease) in Cash                                                     (308)                     (117)

Cash at Beginning of Period                                                          324                       616
                                                                          ---------------           ---------------

Cash at End of Period                                                     $           16            $          499
                                                                          ===============           ===============

Supplemental Disclosure of Cash Flow Information:

    Cash Paid for Interest                                                $          298            $          289
                                                                          ===============           ===============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.


NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                      June 30,             March 31,
                                                                        1998                  1998
                                                                  -----------------     -----------------
                                                                              (In Thousands)
                 Raw Materials                                    $          557        $          531
                 Finished Goods and Work in Progress                       2,185                 2,219
                 Less:  Inventory Valuation Allowance                       (269)                 (269)
                                                                  ==================     ================
                                                                  $        2,473        $        2,481
                                                                  ==================     ================

     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the Treasury stock method to calculate the common stock equivalents that stock options would represent.


NOTE D - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                  June 30,          March 31,
                                                                                    1998              1998
                                                                              ---------------    --------------
                                                                                        (In Thousands)
PlanNote I;  interest  only at 7.5%  payable  monthly  until  September 1, 1998;
    installments  of  interest  and  principal  monthly  for  ten  years  ending
    September 1, 2006, with a lump sum payment of approximately $11.4 million on that date secured by all tangible and intangible
    assets of the Company.                                                     $    15,000       $    15,000


                                                                                  June 30,          March 31,
                                                                                    1998              1998
                                                                              ---------------    --------------
                                                                                        (In Thousands)
Note  Payable;  interest  at 12%  payable  $20,026  per month  including interest  maturing  September  1, 2002.  Secured by  equipment  at a
    customer site and the payments from a lease contract receivable.                   643               688

  Demand note due October 31, 1998 plus interest at 10%.                               500                 0

Seller Financing  Under Tampa  Pathology  Acquisition  Agreement,  face value of
    $487,628 discounted at 10%, with variable monthly payments
    until satisfied.                                                                   273               234

 Other Notes and Agreements; interest and principal payable monthly and
    annual at various amounts through March 2000.                                      297               316
                                                                              --------------     -------------
Total Long -Term Debt                                                               16,713            16,238
Less Current Portion                                                                (1,127)             (625)
                                                                              ==============     =============
LONG-TERM DEBT DUE AFTER 1 YEAR                                                $    15,586       $    15,613
                                                                              ==============     =============


NOTE E - SEGMENT INFORMATION

     The Company is a holding company operating through a number of separate subsidiaries. The operations of these subsidiaries are comprised of three business segments; (1) the Medication Packaging and Dispensing Systems segment which manufactures and distributes equipment, systems and supplies to pharmacies who service nursing homes and hospitals; (2) the Health Care Information Systems segment which provides software systems for medication management and point-of-care electronic documentation for hospitals and other health care facilities; and (3) the Clinical Laboratory Services segment which provides diagnostic laboratory services to physicians.

     The following is operating information for these business segments for the three months ended June 30, 1998 and 1997:

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                               1998                   1997
                                                                         --------------        --------------

       Revenue:
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $      3,500           $      2,917
               Health Care Information Systems                                  1,726                    401
               Clinical Laboratory Services                                     1,819                  1,829
                                                                         --------------        --------------
       Total Consolidated Revenue                                        $      7,045           $      5,147
                                                                         ==============        ==============



                                                                                  Three Months Ended
                                                                                       June 30,
                                                                               1998                   1997
                                                                         --------------        ---------------
       Depreciation and Amortization:
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $        160           $        136
               Health Care Information Systems                                     72                     43
               Clinical Laboratory Services                                        52                     61
               Corporate                                                           78                    118
                                                                         =============          =============
       Total Consolidated Depreciation and Amortization                  $        362           $        358
                                                                         =============          =============

       Interest Expense:
           Reportable Segments
               Medication Packaging & Dispensing Systems                 $          0           $          0
               Health Care Information Systems                                     23                      4
               Clinical Laboratory Services                                         1                      2
                                                                         -------------          -------------
                                                                                   24                      6
           Unallocated Debts                                                      285                    267
                                                                         =============          =============
       Total Consolidated Interest Expense                               $        309           $        273
                                                                         =============          =============

       Operating Profit (Loss):
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $        863           $        622
               Health Care Information Systems                                  (471)                  (472)
               Clinical Laboratory Services                                      (45)                    280
               Corporate and Interest                                           (783)                  (800)
                                                                         =============          ==============
       Total Consolidated Operating Profit (Loss)                        $      (436)           $      (370)
                                                                         =============          =============

       Identifiable Assets :
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $      5,986           $      5,853
               Health Care Information Systems                                  4,304                  2,667
               Clinical Laboratory Services                                     3,721                  2,779
               Corporate                                                        1,928                  2,461
                                                                         ==============         ==============
       Total Consolidated Identifiable Assets                            $     15,939           $     13,760
                                                                         ==============         ==============

       Identifiable Liabilities:
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $        957           $        318
               Health Care Information Systems                                  2,747                  1,650
               Clinical Laboratory Services                                     1,356                    801
               Corporate                                                       16,766                 16,777
                                                                         --------------         --------------
       Total Consolidated Identifiable Liabilities                       $     21,826           $     19,546
                                                                         ==============         ==============


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                               1998                   1997
                                                                         --------------        --------------
       Capital Expenditures:
            Reportable Segments
               Medication Packaging & Dispensing Systems                 $         60           $        104
               Health Care Information Systems                                     14                     82
               Clinical Laboratory Services                                         8                     51
               Corporate                                                           14                     15
                                                                         --------------         --------------
       Total Consolidated Capital Expenditures                           $         96           $        252
                                                                         ==============         ==============


NOTE F - BUSINESS ACQUISITIONS

     In April 1998, the Company through its subsidiary LifeServ Technologies, Inc.(TM) ("LifeServ") entered into an agreement to purchase certain assets of Peritronics Medical, Inc. ("Peritronics"), a California company which distributed obstetrical information systems. The agreement provided for the Company to pay Peritronics shareholders $350,000 in cash, 250,000 shares of the Company's common stock and assume certain liabilities in the amount of approximately $330,000. On August 12, 1998, the terms of the agreement were modified to provide for the Company to pay Peritronics' shareholders $410,000 in cash and assume certain liabilities in the amount of $330,000. In addition, the modification allows LifeServ to manage the business of Peritronics until the closing. The purchase is anticipated to close in September 1998.

     On August 4, 1998, the Company through its subsidiary Medical Technology Laboratories, Inc. ("MTL"), entered into an agreement to purchase certain assets of Community Clinical Laboratories, Inc. ("CCL"), a Clearwater, Florida company that provides clinical laboratory testing services to patients referred by physicians. The agreement provides for MTL to pay CCL a percentage of the payments received from clients serviced by MTL for a period of five years or until a maximum of $2,500,000 is paid. The purchase is subject to approval by the Company's primary lenders and is anticipated to close in August 1998.


NOTE G - BANKRUPTCY MATTERS

     On June 12, 1998, a Plan of Reorganization for Medication Management Technologies, Inc. was confirmed by the bankruptcy court. As a result of the confirmation of the Plan, the holders of trade and miscellaneous claims will receive payment of 15% of their claims over a three-year period. The amount of liabilities that were compromised as part of the Plan was approximately $662,000. This amount has been classified as an extraordinary gain in the Company's consolidated Statement of Operations and Statements of Cash Flow for the three months ended June 30, 1998.

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


RESULTS OF OPERATIONS

Revenue

     Net sales for the three months ended June 30, 1998 increased 36.9% to $7.0 million from $5.1 million during the comparable period the prior year. Net sales for each business segment increased as follows:


                                                          Fiscal 1999          Fiscal 1998         % of Increase
                                                       ----------------     ----------------     ----------------
      Medication Packaging & Dispensing Systems         $3.5 Million         $2.9 Million               20.7%
      Health Care Information Systems                   $1.7 Million          $.4 Million              325.0%
      Clinical Laboratory Services                      $1.8 Million         $1.8 Million              ---


     Revenue increased in the Medication Packaging and Dispensing System segment due to a higher number of disposable punch cards sold to MTS Packaging customers.

     Revenue in the Health Care Information System segment increased primarily due to an increase in the number of installations of medication dispensing, pharmacy management and obstetrical information systems. In addition, in anticipation of the closing of the Peritronics Asset Acquisition Agreement, LifeServ entered into a management agreement with Peritronics which allows
LifeServ to sell Peritronics' products. The sale of Peritronics' products contributed to the increase in revenues in the health care information business segment.

     Revenue for the Clinical Laboratory business segment was unchanged from the prior year. Although the level of testing services increased from the prior year, the revenue per test declined primarily due to adjustments made by the Company to reflect contractual allowances which third party payers, primarily Medicare, may make to the amounts owed to the Company.

Cost of Sales and Services

     Cost of sales and services for the three months ended June 30, 1998 increased 41.8% to $4.1 million from $2.9 million during the comparable period the prior year. Cost of sales and services as a percentage of sales increased to 58.1% from 56.1% the prior year. The increase in cost of sales and services resulted from increases in revenue.

     Cost of sales and services as a percentage of revenue for each business segment in fiscal 1999 compared to 1998 was as follows:


                                                                   Fiscal 1999          Fiscal 1998
                                                                ----------------     ----------------
               Medication Packaging & Dispensing Systems             56.7%                58.3%
               Health Care Information Systems                       50.1%                64.2%
               Clinical Laboratory Services                          68.3%                50.7%


     Cost of sales as a percentage of sales in the Medication Packaging and Dispensing System segment and the Health Care Information System segment decreased in fiscal 1999 compared to 1998 primarily due to the fact that certain fixed costs included in cost of sales did not increase with increases in revenue.

     The increase in cost of services in the Clinical Laboratory Services segment in fiscal 1999 compared to 1998 resulted from the fact that the Company processed a greater number of tests in fiscal 1999 compared to 1998. However, the amount received or anticipated to be received from third party payers, primarily Medicare, for tests performed in fiscal 1999 decreased compared to 1998.


Selling, General and Administration Expenses (SG&A)

     SG&A expenses for the three months ended June 30, 1998 increased 35.9% to $2.7 million from $2.0 million during the comparable period the prior year. The increase was due primarily to increases in personnel costs incurred in the health care information business segment that were required to accommodate the increase in revenue.

         SG&A expenses increased in fiscal 1999 compared to 1998 as follows:

                                                          Fiscal 1999          Fiscal 1998          % Increase
                                                       ----------------     ----------------     ----------------
      Medication Packaging & Dispensing Systems               493                 459                    7.4%
      Health Care Information Systems                       1,237                 568                  117.8%
      Clinical Laboratory Services                            569                 559                    1.8%
      Corporate                                               419                 414                    1.2%


Year 2000 Compliance

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

Interest Expense

     Interest expense for the three months ended June 30, 1998 increased 13.2% to $309,000 from $273,000 during the comparable period the prior year. The increase resulted primarily from the additional debt which the Company incurred during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1999, the Company had net income of $226,000 compared to a loss of $370,000 the prior year. Cash used by operating activities was $545,000 in the first quarter of fiscal 1999 compared to $371,000 provided by operating activities during the first quarter of the prior year. The Company had $2,454,000 in working capital at June 30, 1998.

     Cash was used by operating activities in the first quarter of fiscal 1999 primarily due to increases in accounts receivable that resulted from increased revenue.

     Investing activities used $238,000 in the first quarter of fiscal 1999 as a result of expenditures for equipment and product development.

     Financing activities provided $475,000 in the first quarter of fiscal 1999. The Company borrowed $500,000 from an individual in the form of a demand loan. The loan was obtained to support the operations of LifeServ while the Company attempts to raise equity capital, and is repayable from the proceeds of any equity capital raised or on October 31, 1998, whichever occurs first.

     The Company believes that cash generated from operations will be sufficient to meet its capital expenditure and working capital needs. The Company has retained the services of an investment banking firm to assist LifeServ in raising capital; however, there are no assurances that additional capital will be available. LifeServ relies solely on cash flow from its operations, additional debt and equity which they are permitted to obtain in accordance with the loan agreement with the primary lenders of the Company. There are no assurances that LifeServ will generate sufficient cash flow from operations to fund its operations or be successful in raising equity capital. Management believes that the results of operations of LifeServ will not adversely effect the overall liquidity of the Company.

     The Company, through its subsidiary MTL, acquired certain assets of another clinical laboratory. This acquisition is expected to increase the amount of testing services performed by MTL. As a result, the Company has commenced discussions with its current lenders, as well as other financial institutions and individuals, to provide MTL with capital in addition to cash generated from operations, to meet its working capital needs. There are no assurances that additional capital will be available.

PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     27 - Financial data schedule as of June 30, 1998 filed herewith (for SEC use only).


Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Pinellas, State of Florida, on the 14th day of August, 1998.

                                     MEDICAL TECHNOLOGY SYSTEMS, INC.

                                     By:   /s/ Michael P. Conroy
                                     ---------------------------
                                     Michael P. Conroy
                                     Vice President & Chief Financial Officer