Form 10-Q
period 1998-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1998-11-13
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

                              0-16594
Commission file number  __________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                                  59-2740462
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S.) Employer
Incorporation or Organization)                               Identification No.)


              12920 Automobile Boulevard, Clearwater, Florida 33762
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  727-576-6311
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 0r 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ______



                                      10Q-1

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index
                                                                          Page

Part I - Financial Information


Item 1.  Financial Statements

         Consolidated Balance Sheets -
           September 30,1998 and March 31, 1998........................        1


         Consolidated Statements of Operations -
           Three months and six months ended September 30, 1998 and 1997..     2


         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
           Six months ended September 30, 1998.........................        3


         Consolidated Statements of Cash Flow -
           Six months ended September 30, 1998 and 1997................        4


         Notes to Consolidated Financial Statements....................    5 - 9


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  10 - 14



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K..............................       15


          Signature....................................................       15

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998


Item 1.  Financial Statements

                         PART I - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

ASSETS
                                                                             September,                  March 31,
                                                                                1998                       1998
                                                                          -----------------           ----------------
                                                                            (Unaudited)
Current Assets:
          Cash                                                         $               155         $              324
          Accounts Receivable, Net                                                   6,734                      5,277
          Inventories                                                                2,533                      2,481
          Prepaids and Other                                                           405                        206
                                                                       --------------------        -------------------
          Total Current Assets                                                       9,827                      8,288

Property and Equipment, Net                                                          2,821                      3,173

Other Assets, Net                                                                    4,124                      4,301
                                                                       --------------------        -------------------

Total Assets                                                           $            16,772         $           15,762
                                                                       ====================        ===================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Current Maturities of Long-Term Debt                         $             1,262         $              625
          Accounts Payable-Trade and Accrued Liabilities                             6,034                      4,811
                                                                       --------------------        -------------------
          Total Current Liabilities                                                  7,296                      5,436

Liabilities Subject to Compromise                                                        0                        826

Long-Term Debt, Less Current Maturities                                             16,064                     15,613
                                                                       --------------------        -------------------
Total Liabilities                                                                   23,360                     21,875
                                                                       --------------------        -------------------

Stockholders' Equity (Deficit):
          Voting Preferred Stock                                                         1                          1
          Common Stock                                                                  62                         62
          Capital in Excess of Par Value                                             8,588                      8,588
          Retained Earnings (Deficit)                                              (14,908)                   (14,433)
          Less: Treasury Stock                                                        (331)                      (331)
                                                                       --------------------        -------------------
          Total Stockholders' Equity (Deficit)                                      (6,588)                    (6,113)
                                                                       --------------------        -------------------

Total Liabilities and Stockholders' Equity                             $            16,772         $           15,762
                                                                       ====================        ===================


The accompanying notes are an integral part of these financial statements.



                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands; Except Earnings Per Share Amounts)
                                   (Unaudited)


                                                                 Three Month Ended                     Six Months Ended
                                                                   September 30,                          September 30,
                                                              1998               1997              1998               1997
                                                          ------------       ------------      ------------       ------------
Revenue:

    Net Sales and Services                               $       8,381      $       5,611     $      15,426     $       10,758

Costs and Expenses:
    Cost of Sales and Services                                   4,615              2,917             8,710              5,802
    Selling, General and Administrative                          3,798              2,414             6,512              4,414
    Depreciation and Amortization                                  363                389               725                747
    Interest, Net                                                  306                283               616                556
                                                         --------------     --------------    --------------    ---------------

            Total Costs and Expenses                             9,082              6,003            16,563             11,519
                                                         --------------     --------------    --------------    ---------------

Loss Before Extraordinary Gain                                    (701)              (392)           (1,137)              (761)

Extraordinary Gain on Forgiveness of Debt                            0                  0               662                  0
                                                         --------------     --------------    --------------    ---------------

Net Loss                                                 $        (701)     $        (392)    $        (475)    $         (761)
                                                         ==============     ==============    ==============    ===============

Earnings (Loss) Per Basic and Diluted Common Share:

    Loss Before Extraordinary Gain                       $       (0.11)     $       (0.07)    $       (0.18)    $        (0.13)

    Extraordinary Gain On Debt Forgiveness                        0.00               0.00              0.10               0.00
                                                         --------------     --------------    --------------    ---------------

 Net Loss Per Basic and Diluted Common Share             $       (0.11)     $       (0.07)    $       (0.08)    $        (0.13)
                                                         ==============     ==============    ==============    ===============

    The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 1998
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                          COMMON STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0.01         Capital in        Retained
                                        of              Par           Excess of        Earnings         Treasury
                                      Shares           Value          Par Value       (Deficit)          Stock            Total
                                    -----------     ------------     ------------     -----------      -----------     ------------
Balance, March 31, 1998              6,129,673    $          62    $       8,588    $    (14,433)   $        (331)   $      (6,114)

Net Loss for Six Months
   Ended September 30, 1998                                                                 (475)                             (475)
                                    -----------------------------------------------------------------------------------------------

Balance, September 30, 1998          6,129,673    $          62    $       8,588    $    (14,908)   $        (331)   $      (6,589)
                                    ===========   ==============   ==============   =============   ==============   ==============

                                                                 VOTING PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                      Number           $0001
                                        of              Par
                                      Shares           Value
                                    -----------     ------------

Balance, March 31, 1998              6,500,000    $           1                                                      $           1
                                    -----------   --------------                                                     --------------

Balance, September 30, 1998          6,500,000    $           1                                                      $           1
                                    -----------   --------------                                                     --------------

Total Stockholders' (Deficit),
   September 30, 1998                                                                                                $      (6,588)

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                   1998                   1997
                                                                               ------------           ------------
Operating Activities:

Net Loss                                                                       $     (475)            $     (761)

Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided (Used) by Operating Activities:
    Depreciation and Amortization                                                     725                    747
    Extraordinary Gain on Debt Forgiveness                                           (662)                     0
    Legal Settlement                                                                  215                      0
    (Increase) Decrease in:
        Accounts Receivable                                                        (1,457)                  (205)
        Inventories                                                                   (52)                  (120)
        Prepaids and Other                                                           (199)                   351
        Loss On Early Retirement of Fixed Assets                                       22                      0
    Increase (Decrease) in:
        Accounts Payable and Other Accrued Liabilities                              1,572                    501
                                                                               ------------           ------------
Total Adjustments                                                                     164                  1,274
                                                                               ------------           ------------
Net Cash Provided (Used) by Operating Activities                                     (311)                   513
                                                                               ------------           ------------

Investing Activities
    Expended for Property and Equipment                                              (201)                  (197)
    Acquisition, Net of Cash Acquired                                                   0                   (195)
    Expended for Product Development                                                 (144)                  (198)
    Expended for Other Assets                                                         (44)                   (79)
                                                                               ------------           ------------

    Net Cash Used by Investing Activities                                            (389)                  (669)
                                                                               ------------           ------------

Financing Activities
    Payments on Notes Payable, Long-Term Debt                                        (119)                  (216)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                       650                     51
    Issuance of Common Stock                                                            0                    150
                                                                               ------------           ------------
    Net cash Provided (Used) by Financing Activities                                  531                    (15)
                                                                               ------------           ------------

Net Decrease in Cash                                                                 (169)                  (171)

Cash at Beginning of Period                                                           324                    616
                                                                               ------------           ------------

Cash at End of Period                                                          $      155             $      445
                                                                               ============           ============

Supplemental Disclosure of Cash Flow Information:

    Cash Paid for Interest                                                     $      578             $      393
                                                                               ============           ============

The accompanying notes are an integral part of these financial statements.


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.


NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                   September 30,           March 31,
                                                                        1998                  1998
                                                                  -----------------     -----------------
                                                                              (In Thousands)
                 Raw Materials                                    $          575        $          531
                 Finished Goods and Work in Progress                       2,227                 2,219
                 Less:  Inventory Valuation Allowance                       (269)                 (269)
                                                                  ================      ================
                                                                  $        2,533        $        2,481
                                                                  ================      ================

     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the Treasury stock method to calculate the common stock equivalents that stock options would represent. The effect of all options and warrants werre not included in the calculation of net income (loss) per diluted common share as the effect would have been anti-dilutive.


NOTE D - LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                   September 30,       March 31,
                                                                                       1998               1998
                                                                                  --------------    ---------------
                                                                                          (In Thousands)
      Plan Note I;  interest  only at 7.5%  payable  monthly  until  September 1,
          1998;  installments  of interest and  principal  monthly for ten years ending  September  1, 2006,  with a lump sum payment of  approximately
          $11.4 million on that date secured by all tangible
          and intangible assets of the Company.                                    $   15,000       $     15,000


                                                                                   September 30,       March 31,
                                                                                       1998               1998
                                                                                  --------------    ---------------
                                                                                            (In Thousands)
      Note  Payable;  interest  at 12% payable  $20,026 per month  including interest  maturing  September  1, 2002.  Secured by equipment at a
          customer site and the payments from a lease contract receivable.                608                688

      Demand note due October 31, 1998 plus interest at 10%.                              500                  0

      Seller Financing Under Tampa Pathology Acquisition  Agreement,  face value of $487,628 discounted at 10%, with variable monthly
          payments until satisfied.                                                       253                234

      Unsecured  Notes  Payable;  interest 12%,  payable  within 6 months of
          borrowing date.                                                                 150                  0

      Unsecured   Note   Payable;   interest  at  3%,   payable  in  monthly
          installments of $2,394 through September 2006.                                  215                  0

     Unsecured  Note Payable under  settlement  agreement  with State of Florida
          Department of Revenue,  payable in monthly  installments of $2,500-
          $3,500  over a period of four to eight years.                                   290                  0

      Other Notes and  Agreements;  interest and principal  payable monthly
          and annual at various amounts through March 2000.                               310                316
                                                                                  ------------      -------------
      Total Long -Term Debt                                                            17,326             16,238
      Less Current Portion                                                             (1,262)              (625)
                                                                                  ============      =============
      LONG-TERM DEBT DUE AFTER 1 YEAR                                              $   16,064       $     15,613
                                                                                  ============      =============



     At September 30, 1998, the Company was in violation of certain covenants of the loan agreement with its principal lenders. The Company requested a waiver of any defaults which may have occurred under the loan agreement as a result of these violations. The lenders have acknowledged the receipt of the Company's request; however, to date no waivers have been provided.

     At October 31, 1998, LifeServ Technologies, Inc.(TM) ("LifeServ"), a subsidiary of the Company, was in default for non-payment of its obligations pursuant to a $500,000 loan which matured on that date. As a result of the default, the lender may exercise certain rights including, but not limited to, enforcement of its security interest in the assets of LifeServ. The Company is currently negotiating revised terms with the lenders; however, to date, no agreement has been reached with the lender.

     In August 1998, the Company borrowed $150,000 from three individuals, including $100,000 from the Chairman and C.E.O. to support the operations of Medical Technology Laboratories, Inc. ("MTL"). The terms and conditions of these obligations provide for repayment within six months from the borrowing date including interest payable at 12% per annum. In addition, the notes provide the lenders with warrants to purchase 75,000 shares of common stock of the Company at $.75 per share for a period of ten (10) years. In addition, in the event that the repayment of these amounts are not made on the maturity dates, the lender may receive additional warrants to purchase up to 13,500 shares of common stock at $.75 per share for a period of ten (10) years.

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation include repayment within nine months from the borrowing date including interest at 12% per annum. In addition, the notes provide the lenders with warrants to purchase 100,000 shares of common stock of the company at $.75 per share for a period of ten (10) years. In addition, in the event that repayment of the amount due on the maturity date is not made, the lenders may receive additional warrants to purchase up to 18,000 shares of common stock at $.75 per share for ten (10) years. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 800,000 shares of common stock at $.05 per share for a period of ten (10) years.

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

     The following is operating information for these business segments for the six months ended September 30, 1998 and 1997:


                                                              Three Months Ended               Six Months Ended
                                                        -----------------------------    -----------------------------
                                                                September 30,                    September 30,
                                                            1998             1997            1998             1997
                                                        ------------     ------------    ------------     ------------
Revenue:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $    3,464       $    3,124      $    6,965       $    6,041
     Health Care Information Systems                         1,528              938           3,253            1,339
     Clinical Laboratory Services                            3,389            1,549           5,208            3,378
                                                        -----------      -----------     -----------      -----------

Total Consolidated Revenue                              $    8,381       $    5,611      $   15,426       $   10,758
                                                        ===========      ===========     ===========      ===========

Depreciation and Amortization:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $      157       $      136      $      317       $      272
     Health Care Information Systems                            64               74             136              117
     Clinical Laboratory Services                               51               61             103              122
     Corporate                                                  91              118             169              236
                                                        ===========      ===========     ===========      ===========
Total Consolidated Depreciation and Amortization        $      363       $      389      $      725       $      747
                                                        ===========      ===========     ===========      ===========

Interest Expense:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $        0       $        0      $        0       $        0
     Health Care Information Systems                            21                7              44               11
     Clinical Laboratory Services                                1                4               2                6
                                                        -----------      -----------     -----------      -----------
                                                                22               11              46               17
  Unallocated Debts                                            284              272             570              539
                                                        ===========      ===========     ===========      ===========
Total Consolidated Interest Expense                     $      306       $      283      $      616       $      556
                                                        ===========      ===========     ===========      ===========

Operating Profit (Loss):
  Reportable Segments
     Medication Packaging and Dispensing Systems        $      750       $      836      $    1,613       $    1,458
     Health Care Information Systems                          (443)            (321)           (914)            (792)
     Clinical Laboratory Services                             (139)             (36)           (184)             245
     Corporate and Interest                                   (869)            (871)         (1,652)          (1,672)
                                                        ============     ============    ============     ============
Total Consolidated Operating Loss                       $     (701)      $     (392)     $   (1,137)      $     (761)
                                                        ============     ============    ============     ============




                                                                September 30,
                                                            1998             1997
                                                        ------------     ------------
Identifiable Assets:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $    5,733       $    5,697
     Health Care Information Systems                         4,773            2,910
     Clinical Laboratory Services                            4,065            2,627
     Corporate                                               2,201            2,270
                                                        ===========      ===========
Total Consolidated Identifiable Assets                  $   16,772       $   13,504
                                                        ===========      ===========

Identifiable Liabilities:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $      873       $      360
     Health Care Information Systems                         3,644            1,830
     Clinical Laboratory Services                            1,932              960
     Corporate                                              16,911           16,383
                                                        -----------      -----------
Total Consolidated Identifiable Liabilities             $   23,360       $   19,533
                                                        ===========      ===========

Capital Expenditures:
  Reportable Segments
     Medication Packaging and Dispensing Systems        $       85       $       45
     Health Care Information Systems                            78               76
     Clinical Laboratory Services                               19               56
     Corporate                                                  19               20
                                                        -----------      -----------
Total Consolidated Capital Expenditures                 $      201       $      197
                                                        ===========      ===========


NOTE F - BUSINESS ACQUISITIONS

     In April 1998, the Company through its subsidiary LifeServ entered into an agreement to purchase certain assets of Peritronics Medical, Inc. ("Peritronics"), a California company which distributed obstetrical information systems. The agreement provided for the Company to pay Peritronics shareholders $350,000 in cash, 250,000 shares of the Company's common stock and assume certain liabilities in the amount of approximately $330,000. On August 12, 1998, the terms of the agreement were modified to provide for the Company to pay Peritronics' shareholders $410,000 in cash and assume certain liabilities in the amount of $330,000. In addition, the modification allows LifeServ to manage the business of Peritronics until the closing. The purchase currently is anticipated to close in December 1998; however, there are no assurances that such closing will occur.

     On August 4, 1998, the Company through its subsidiary, MTL, entered into an agreement to purchase certain assets of Community Clinical Laboratories, Inc. ("CCL"), a Clearwater, Florida company that provides clinical laboratory testing services to patients referred by physicians. The agreement provides for MTL to pay CCL a percentage of the payments received from clients serviced by MTL for a period of five years or until a maximum of $2,500,000 is paid. The purchase was closed on September 11, 1998; however, it is subject to approval by the Company's primary lenders and as a result the purchase will not be recorded in the Company's consolidated financial statements until the approval is received. The Company has requested the consent of its lenders and has entered into discussions with the lenders to obtain their approval; however, there are no assurances that such approval will be obtained.

NOTE G - BANKRUPTCY MATTERS

     On June 12, 1998, a Plan of Reorganization for Medication Management Technologies, Inc. was confirmed by the bankruptcy court. As a result of the confirmation of the Plan, the holders of trade and miscellaneous claims will receive payment of 15% of their claims over a three-year period. The amount of liabilities that were compromised as part of the Plan was approximately $662,000. This amount has been classified as an extraordinary gain in the Company's consolidated Statement of Operations and Statements of Cash Flow for the six months ended September 30, 1998.

     On August 14, 1998, the Company completed a settlement agreement in litigation which it had commenced in the Vangard Labs, Inc. Chapter 11 case in the U.S. Bankruptcy Court. As part of the settlement, the Company recovered $175,000 from the defendant. In addition, pursuant to the Vangard Labs, Inc.
Plan of Reorganization, the Company was responsible for the payment of a promissory note which it had guaranteed on behalf of Vangard Labs, Inc. in the amount of approximately $215,000. The Company and the City of Glasgow have agreed to the repayment terms of this obligation (see Note D).


NOTE H -TAXES

     The  Florida  State  Department  of  Revenue  has  examined  the  Company's
Intangible tax returns for the period 1987-1996 and proposed a suggested assessment of approximately $380,000 for intangible taxes, penalties and interest. The Company disputed the assessment and in October 1998 agreed with the Department of Revenue on a settlement amount of $24,000 payable over a four year period and the rate of $500 per month

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

     Net sales and services for the three months ended September 30, 1998 increased 50.0% to $8.4 million from $5.6 million during the same period the prior year.

         Net sales and services for each business segment increased as follows:


                                                                                Three Month Ended
                                                             ------------------------------------------------------
                                                              September 30,       September 30,        % Increase
                                                                   1998               1997
                                                             ---------------    ----------------    ---------------
      Medication Packaging and Dispensing Systems              $3.5 Million       $3.1 Million            12.9%
      Health Care Information Systems                          $1.5 Million       $0.9 Million            66.7%
      Clinical Laboratory Services                             $3.4 Million       $1.6 Million           112.5%


     Net sales in the Medication Packaging and Dispensing Systems segment increased primarily as a result of a greater number of punch cards and packaging machines sold to pharmacies. MTS Packaging Systems, Inc.'s ("MTS Packaging") customer base continues to consolidate as a result of acquisitions which has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Net sales and services in the Health Care Information Systems segment increased primarily due to an increase in the number of systems which were sold and installed at hospitals.

     Net services in the Clinical Laboratory Services segment increased primarily as a result of the increase in the number of physician's serviced in conjunction with the Asset Acquisition Agreement that MTL entered into with Community Clinical Laboratories in August 1998.

     Cost of sales and services for the three months ended September 30, 1998 increased 58.2% to $4.6 million from $2.9 million during the same period the prior year. Cost of sales and services as a percentage of sales increased to 54.8% from 51.8% during the same period the prior year. The increase in cost of sales and services resulted primarily from the increase in sales for each business segment. Cost of sales and services as a percentage of sales for each business segment is outlined below:

                                                                         Three Month Ended
                                                              --------------------------------------
                                                                September 30,      September 30, 1997
                                                                    1998
                                                              ----------------     -----------------
      Medication Packaging and Dispensing Systems                   57.1%                 54.8%
      Health Care Information Systems                               40.0%                 33.3%
      Clinical Laboratory Services                                  58.8%                 56.3%


     Cost of sales in the Medication Packaging and Dispensing Systems segment increased as a percentage of sales primarily as a result of price reductions on punch cards sold by MTS Packaging. The price reductions have resulted, in part, from the consolidation of pharmacies which has allowed individual customers to take advantage of volume pricing discounts


     Cost of sales as a percentage of sales in the Health Care Information segment increased primarily as a result of a higher portion of revenue associated with hardware components of systems sold. The profit margin realized in hardware components is lower than the software components.

     Cost of services as a percentage of sales in the Clinical Laboratory segment increased primarily as a result of lower expected reimbursements by third party payers for test performed.

     Selling, general and administration expenses for the three months ended September 30, 1998 increased 58.3% to $3.8 million from $2.4 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs in the Health Care Information and Clinical Laboratory segments which resulted from the addition of personnel to accommodate increased sales and services.

     Selling, general and administrative expenses for each business segment increased as follows:

                                                                            Three Month Ended
                                                          -------------------------------------------------------
                                                            September 30,       September 30,        % Increase
                                                                1998                1997
                                                          ----------------    ----------------    ---------------
      Medication Packaging and Dispensing Systems            $.5 Million         $.5 Million               0%
      Health Care Information Systems                       $1.2 Million         $.8 Million              50%
      Clinical Laboratory Services                          $1.6 Million         $.6 Million             167%
      Corporate                                              $.5 Million         $.5 Million               0%


     Depreciation and amortization expenses for the three months ended September 30, 1998 decreased 6.7% to $363,000 from $389,000 during the same period the prior year. This decrease is a result of certain corporate assets becoming fully depreciated.

     Interest expense for the three months ended September 30, 1998 increased 8.1% to $306,000 from $283,000 during the same period the prior year. The increase results from additional debt which the Company incurred during the fourth quarter of the previous fiscal year and during the first half of the current fiscal year.

Six months Ended September 30, 1998 and 1997
--------------------------------------------

     Net sales and services for the six months ended September 30, 1998 increased 42.6% to $15.4 million from $10.8 million during the same period the prior year.

     Net sales and services for each business segment increased as follows:

                                                                               Six Month Ended
                                                         ----------------------------------------------------------
                                                           September 30,        September 30,          % Increase
                                                               1998                 1997
                                                         ----------------     ----------------      ---------------
      Medication Packaging and Dispensing Systems         $7.0 Million         $6.1 Million               14.8%
      Health Care Information Systems                     $3.2 Million         $1.3 Million              146.2%
      Clinical Laboratory Services                        $5.2 Million         $3.4 Million               52.9%



     Net sales in the Medication Packaging and Dispensing Systems segment increased primarily as a result of a greater number of punch cards and packaging machines sold to pharmacies. MTS Packaging Systems, Inc.'s customer base continues to consolidate as a result of acquisitions which has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Net sales and services in the Health Care Information Systems segment increased primarily due to an increase in the number of systems which were installed and an increase in the number of customers which LifeServ services with long-term maintenance contracts.

     Net services in the Clinical Laboratory Segment increased as a result of the increase in the number of physician's serviced in conjunction with the Asset Acquisition Agreement that MTL entered into with Community Clinical Laboratories in August 1998.

     Cost of sales and services for the six months ended September 30, 1998 increased 50.0% to $8.7 million from $5.8 million during the same period the prior year. Cost of sales and services as a percentage of sales increased to 56.5% from 53.7% during the same period the prior year. The increase in cost of sales and services resulted primarily from the increase in sales for each business segment.

     Cost of sales and services as a percentage of sales for each business segment is outlined below:

                                                                          Six Month Ended
                                                              --------------------------------------
                                                                September 30,         September 30,
                                                                    1998                  1997
                                                              ----------------      ----------------
      Medication Packaging and Dispensing Systems                   57.1%                 55.7%
      Health Care Information Systems                               46.9%                 46.2%
      Clinical Laboratory Services                                  61.5%                 52.9%


     Cost of sales in the Medication Packaging and Dispensing Systems segment increased as a percentage of sales primarily as a result of price reductions on punch cards sold by MTS Packaging. The price reductions have resulted, in part, from the consolidation of pharmacies which has allowed individual customers to take advantage of volume pricing discounts


     Cost of sales as a percentage of sales in the Health Care Information segment increased primarily as a result of a higher portion of revenue associated with hardware components of systems sold. the profit margin realized on hardware components is lower than the software components.

     Cost of services as a percentage of sales in the Clinical Laboratory segment increased primarily as a result of lower reimbursements by third party payers for test performed.

     Selling, general and administration expenses for the six months ended September 30, 1998 increased 47.7% to $6.5 million from $4.4 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs in each business segment which resulted from the addition of personnel to accommodate increased sales and services.

     Selling, general and administrative expenses for each business segment increased as follows:

                                                                                Six Month Ended
                                                          ----------------------------------------------------------
                                                            September 30,        September 30,          % Increase
                                                                1998                  1997
                                                          ----------------      ---------------      ---------------

      Medication Packaging and Dispensing Systems           $1.0 Million          $.9 Million             11.1%
      Health Care Information Systems                       $2.5 Million         $1.4 Million             78.6%
      Clinical Laboratory Services                          $2.1 Million         $1.2 Million             75.0%
      Corporate                                              $.9 Million          $.9 Million                0%


     Depreciation and amortization expenses for the six months ended September 30, 1998 decreased 2.9% to $725,000 from $747,000 during the same period the prior year. The decrease is a result of certain corporate assets becoming fully depreciated.

     Interest expense for the six months ended September 30, 1998 increased 10.8% to $616,000 from $556,000 during the same period the prior year. The increase results from additional debt which the Company incurred during the fourth quarter of the previous fiscal year and during the first half of the current fiscal year.

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

     The Health Care Information Systems products that the Company offers for sale through LifeServ have been tested for year 2000 compliance, except for the Performance software system which is currently undergoing an upgrade that is expected to be completed in fiscal 1999. The Company believes that all of its products except Performance are year 2000 compliant.

     The Company has not assessed fully the impact of the Year 2000 compliance issue on the entities with whom the Company interacts, such as distributors, suppliers, manufacturers and customers. The Company also has not verified whether its non-information systems equipment is Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of the current fiscal year, the Company incurred a net loss of $475,000 compared to a net loss of $761,000 the prior year. Cash used by operating activities was $311,000 during the six months ended September 30, 1998 compared to $513,000 provided in the prior year. The Company had working capital of $2,531,000 at September 30, 1998.

     Cash was used by operating activities during the six months ended September 30, 1998 primarily due to net operating losses.

     Investing  activities  used  $389,000  during  six months  ended  September
30,1998  as  a  result  of  expenditures  for  capital   equipment  and  product
development.

     Financing activities provided $531,000 during the six months ended September 30, 1998. The Company borrowed $500,000 from an individual to support the operations of LifeServ. This promissory note matured on October 31, 1998. The Company does not currently have sufficient funds to repay the note, however, discussions with the lender regarding repayment of the note are currently in progress. In addition, the Company borrowed $150,000 from several individuals, including $100,000 from the Chairman and Chief Executive Officer to support the operations of MTL. These amounts are repayable within six months.

     The Company believes that cash generated from the Medication Packaging and Dispensing Systems business segment will be sufficient to meet the working capital and capital expenditure needs of this segment as well as service the consolidated debt of the Company for the foreseeable future.

     LifeServ relies solely on cash flow generated from its operation, additional debt and equity which they are permitted to obtain in accordance with the loan agreement with the primary lenders of the Company. There are no assurances that LifeServ will generate sufficient cash flow from operations to fund its operations or be successful in obtaining debt or raising equity capital. Management believes that the results of operation of LifeServ will not adversely effect the overall liquidity of the Company.

     In August 1998, the Company, through its subsidiary MTL, entered into an agreement with another clinical laboratory to acquire certain assets. The acquisition has increased the amount of testing services performed by MTL and as a result has required additional funds to support these activities. To date the Company has been successful in obtaining capital in the form of unsecured debt to supplement cash generated from operations to meet the working capital needs of MTL. The Company anticipates that additional capital may be required to support the operations of MTL, however, there are no assurances that additional capital will be available.

PART II  -  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of the Shareholders of the Company was held on September 29, 1998. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy, and John Stanton were elected directors of the Company for one year terms with at least 5,034,288 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock voting in favor, no more than 81,627 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 144,942 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.

     Grant Thornton LLP was ratified as the Company's independent certified public accountants for fiscal year 1999 with 5,129,432 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock voting in favor, 70,245 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 11,180 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.


Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits

               27 - Financial data schedule as of September 30, 1998 filed herewith (for SEC use only).


          B.   Reports on Form 8-K

               None
Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDICAL TECHNOLOGY SYSTEMS, INC.

Date:  November 12, 1998         By:  /s/ Michael P. Conroy
       -----------------              ---------------------
                                      Michael P. Conroy
                                      Vice President & Chief Financial Officer