Form 10-Q
period 1998-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1999-02-16
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 1998 or

[ ] Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934

     For the transition period from ________________ to _________________

                              0-16594
Commission file number  _________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                           59-2740462

------------------------------                     -----------------------------

(State or other jurisdiction of                           (I.R.S.) Employer
Incorporation or Organization)                            Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _____



                                      10Q-1

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information
------------------------------


Item 1. Financial Statements

        Consolidated Balance Sheets -
          December 31, 1998 and March 31, 1998............................     1


        Consolidated Statements of Operations -
          Three Months and Nine Months Ended December 31, 1998 and 1997..      2


        Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
          Nine Months Ended December 31, 1998............................      3


        Consolidated Statements of Cash Flow -
          Nine Months Ended December 31, 1998 and 1997...................      4


        Notes to Consolidated Financial Statements.......................  5 - 9


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 10 - 16


Part II - Other Information
---------------------------


Item 6. Exhibits and Reports on Form 8-K................................      17


        Signature.......................................................      17

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


Item 1.  Financial Statements


                         PART I - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                                    December 31,                  March 31,
                                                                        1998                        1998
                                                                   --------------              -------------
                                                                                   (Unaudited)
Current Assets:
         Cash                                                      $         540               $         324
         Accounts Receivable, Net                                          6,163                       5,277
         Inventories                                                       2,625                       2,481
         Prepaids and Other                                                  324                         206
                                                                   --------------              --------------
         Total Current Assets                                              9,652                       8,288

Property and Equipment, Net                                                3,681                       3,173

Other Assets, Net                                                          5,304                       4,301
                                                                   --------------              --------------
Total Assets                                                       $      18,637               $      15,762
                                                                   ==============              ==============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current Maturities of Long-Term Debt                      $       1,668               $         625
         Accounts Payable-Trade and Accrued Liabilities                    6,288                       4,811
                                                                   --------------              --------------
         Total Current Liabilities                                         7,956                       5,436

Liabilities Subject to Compromise                                              0                         826

Long-Term Debt, Less Current Maturities                                   17,754                      15,613
                                                                   --------------              --------------
Total Liabilities                                                         25,710                      21,875
                                                                   --------------              --------------

Stockholders' Equity (Deficit):
         Voting Preferred Stock                                                1                           1
         Common Stock                                                         62                          62
         Capital in Excess of Par Value                                    8,588                       8,588
         Retained Earnings (Deficit)                                     (15,393)                    (14,433)
         Less: Treasury Stock                                               (331)                       (331)
                                                                   --------------              --------------
                                                                          (7,073)                     (6,113)
                                                                   --------------              --------------
Total Liabilities and Stockholders' Equity                         $      18,637               $      15,762
                                                                   ==============              ==============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                                     December 31,                       December 31,
                                                                1998             1997              1998             1997
                                                            -----------      ------------      -----------      ------------
Revenue:

    Net Sales and Services                                $     10,028     $       5,551     $     25,467     $      16,309

Costs and Expenses:
    Cost of Sales and Services                                   5,128             3,085           13,828             8,889
    Selling, General and Administrative                          4,659             2,248           11,195             6,660
    Depreciation and Amortization                                  390               387            1,115             1,134
    Interest, Net                                                  336               248              951               805
                                                          -------------    --------------    -------------    --------------

           Total Costs and Expenses                             10,513             5,968           27,089            17,488
                                                          -------------    --------------    -------------    --------------

Loss Before Income Taxes and Extraordinary Gain                   (485)             (417)          (1,622)           (1,179)

Income Taxes Recovered                                               0              (270)               0              (270)
                                                          -------------    --------------    -------------    --------------

Loss Before Extraordinary Gain                                    (485)             (147)          (1,622)             (909)

Extraordinary Gain on Forgiveness of Debt                            0                 0              662                 0
                                                          -------------    --------------    -------------    --------------

Net Loss                                                  $       (485)    $        (147)    $       (960)    $        (909)
                                                          =============    ==============    =============    ==============

Earnings (Loss) Per Basic and Diluted Common Share:

    Loss Before Extraordinary Gain                        $      (0.08)    $       (0.02)    $      (0.27)    $       (0.15)

    Extraordinary Gain On Debt Forgiveness                        0.00              0.00             0.10              0.00
                                                          -------------    --------------    -------------    --------------

Net Loss per Basic and Diluted Common Share               $      (0.08)    $       (0.02)    $      (0.17)    $       (0.15)
                                                          =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED DECEMBER 31, 1998
                        (In Thousands Except Share Data)
                                   (Unaudited)


                                             COMMON STOCK
                                      ---------------------------------------------------------------------------------------------
                                        Number            Par         Capital in    Retained         Treasury
                                          of             Value        Excess of     Earnings           Stock           Total
                                        Shares                        Par Value     (Deficit)
                                      -----------     -----------    -----------   ------------    ------------     -----------
Balance, March 31, 1998                6,129,673       $      62      $    8,588    $  (14,433)     $     (331)      $  (6,114)

Net Loss for Nine Months
   Ended December 31, 1998                                                                (960)                           (960)
                                      ---------------------------------------------------------------------------------------------

Balance, December 31, 1998             6,129,673     $        62     $     8,588    $  (15,393)     $     (331)     $   (7,074)
                                      ===========   =============   =============  ==============  =============   =============






                                                                      VOTING PREFERRED STOCK
                                      ---------------------------------------------------------------------------------------------
                                          Numbers         Par
                                            of           Value
                                          Shares
                                        -----------   -----------

Balance, March 31, 1998                  6,500,000     $       1                                                  $        1
                                        -----------   -----------                                                ------------

Balance, December 31, 1998               6,500,000     $       1                                                  $        1
                                        -----------   -----------                                                ------------

Total Stockholders' Equity
                                                                                                                 ------------
   (Deficit), December 31, 1998                                                                                   $   (7,073)
                                                                                                                 ============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)


                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                          1998                     1997
                                                                                     -------------            --------------
Operating Activities:

Net Loss                                                                             $       (960)            $        (909)

Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
    Depreciation and Amortization                                                           1,115                     1,134
    Extraordinary Gain on Debt Forgiveness                                                   (662)                        0
    Legal Settlement                                                                          215                         0

    (Increase) Decrease in:
       Accounts Receivable                                                                   (886)                     (339)
       Inventories                                                                           (144)                     (360)
       Prepaids and Other                                                                    (113)                      315
       Loss On Early Retirement of Fixed Assets                                                22                        46
    Increase (Decrease) in:
       Accounts Payable and Other Accrued Liabilities                                       1,710                       540
                                                                                     ----------------         ----------------
Total Adjustments                                                                           1,257                     1,336
                                                                                     ----------------         ----------------
Net Cash Provided by Operating Activities                                                     297                       427
                                                                                     ----------------         ----------------
Investing Activities
    Expended for Property and Equipment                                                      (325)                     (279)
    Proceeds From Disposition of Property and Equipment                                         0                         7
    Acquisition, Net of Cash Acquired                                                           0                      (195)
    Expended for Product Development                                                         (227)                     (273)
    Expended for Other Assets                                                                 (99)                     (106)
                                                                                    ----------------          ----------------
    Net Cash Used By Investing Activities                                                    (651)                     (846)
                                                                                    ----------------          ----------------
Financing Activities
    Payments on Notes Payable, Long-Term Debt                                                (280)                     (303)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                               850                        51
    Issuance of Common Stock                                                                    0                       157
                                                                                    ----------------          ----------------
    Net Cash Provided (Used) by Financing Activities                                          570                       (95)
                                                                                    ----------------          ----------------
Net Increase (Decrease) in Cash                                                               216                      (514)

Cash at Beginning of Period                                                                   324                       616
                                                                                   ----------------           ----------------

Cash at End of Period                                                              $          540            $          102
                                                                                   ================          =================

Supplemental Disclosure of Cash Flow Information:

    Cash Paid for Interest                                                         $          906            $          777
                                                                                   ================          =================

     Non-Cash Investing and Financing Activities - The Company entered into an asset acquisition agreement resulting in an increase in long-term debt of $2,211,000 and corresponding increases in property equipment and goodwill.

The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

NOTE B - INVENTORIES

     The components of inventory consist of the following:

                                                                    December 31,           March 31,
                                                                        1998                  1998
                                                                  ----------------      ----------------
                                                                              (In Thousands)
               Raw Materials                                      $          820        $          531
               Finished Goods and Work in Progress                         2,074                 2,219
               Less:  Inventory Valuation Allowance                         (269)                 (269)
                                                                  ================      ================
                                                                  $        2,625        $        2,481
                                                                  ================      ================

         Inventories are stated at the lower of cost (first-in, first-out) or market.



NOTE C - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the Treasury stock method to calculate the common stock equivalents that stock options would represent. The effect of all options and warrants were not included in the calculation of net income (loss) per diluted common share as the effect would have been anti-dilutive.


NOTE D - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                     December 31,       March 31,
                                                                                         1998             1998
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately  $11.4  million  on that  date  secured  by all  tangible  and intangible assets of the Company.
                                                                                     $  14,893       $    15,000

                                                                                     December 31,       March 31,
                                                                                         1998             1998
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Note Payable;  interest at 12% payable  $20,026 per month  including  interest maturing September 1, 2002. Secured by equipment at a customer site and
    the payments from a lease contract receivable.                                         547               688

  Demand note past due at December 31, 1998 plus interest at 10%.                          489                 0

  Seller Financing Under Tampa Pathology  Acquisition  Agreement,  face value of
    $487,628 discounted at 10%, with variable monthly payments until
    satisfied.                                                                             234               234

  Unsecured Notes Payable;  interest 12%, payable within 6 months of borrowing
    date.                                                                                  350                 0

  Unsecured Note Payable;  interest at 3%, payable in monthly  installments of
    $2,394 through September 2006.                                                         215                 0

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  282                 0

  Seller  Financing  under  Community  Clinical   Laboratory  (CCL)  Acquisition
    Agreement,  maximum  face  amount  of $2.5  million  discounted  at 10% with variable  quarterly  payments based upon 9% of cash  collections  from tests performed for customers acquired pursuant to the acquisition agreement
    until satisfied or for 5 years, whichever comes first.                               1,961                 0

  Capital  Lease  obligation  for equipment  acquired  from CCL;  interest and
    principal payable monthly at various amounts through May 2001.                         151                 0

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2000.                                        300               316
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 19,422            16,238
  Less Current Portion                                                                  (1,668)             (625)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  17,754       $    15,613
                                                                                    ============     =============


     At December 31, 1998, the Company was in violation of certain covenants of the bank term loan agreement. The Company requested a waiver of certain defaults, which may have occurred under the loan agreement as a result of these violations. The lenders have acknowledged the receipt of the Company's request, however, to date, no waivers have been provided.

     LifeServ Technologies, Inc.(TM) ("LifeServ"), a subsidiary of the Company, is in default for non-payment of its obligations pursuant to a $500,000 loan that matured on October 31, 1998. As a result of the default, the lender may exercise certain rights including, but not limited to, enforcement of its security interest in the assets of LifeServ. The Company is currently negotiating revised terms with the lender; however, to date, no agreement has been reached.

     In August 1998, the Company borrowed $150,000 from three individuals, including $100,000 from the Chairman and C.E.O. to support the operations of Medical Technology Laboratories, Inc. ("MTL"). The terms and conditions of these obligations provide for repayment within six months from the borrowing date including interest payable at 12% per annum. In addition, the notes provide the lenders with warrants to purchase 75,000 shares of common stock of the Company at $.75 per share for a period of ten (10) years. In addition, in the event that the repayment of these amounts are not made on the maturity dates, the lenders may receive additional warrants to purchase up to 13,500 shares of common stock at $.75 per share for a period of ten (10) years.

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation include repayment within nine months from the borrowing date including interest at 12% per annum. The notes provide the lenders with warrants to purchase 100,000 shares of common stock of the company at $.75 per share for a period of ten (10) years. In addition, in the event that repayment of the amount due on the maturity date is not made, the lender may receive additional warrants to purchase up to 18,000 shares of common stock at $.75 per share for ten (10) years. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 800,000 shares of common stock at $.05 per share for a period of ten (10) years.


NOTE E - SEGMENT INFORMATION

     The Company is a holding company operating through a number of separate subsidiaries. The operations of these subsidiaries are comprised of three business segments; (1) the Medication Packaging and Dispensing Systems segment, which manufactures and distributes equipment, systems and supplies to pharmacies who service nursing homes and hospitals; (2) the Health Care Information Systems segment, which provides software systems for medication management and point-of-care electronic documentation for hospitals and other health care facilities; and (3) the Clinical Laboratory Services segment, which provides diagnostic laboratory services to physicians.

     The following is operating information for these business segments for the three and nine months ended December 31, 1998 and 1997:


                                                                Three Months Ended               Nine Months Ended
                                                          -----------------------------    -----------------------------
                                                                   December 31,                     December 31,
                                                               1998            1997             1998            1997
                                                          -------------    ------------    -------------    ------------
Revenue:
  Reportable Segments
     Medication Packaging and Dispensing Systems          $     3,800      $    3,122      $    10,777      $    9,162
     Health Care Information Systems                            1,079             593            4,333           1,932
     Clinical Laboratory Services                               5,149           1,836           10,357           5,215
                                                          -------------    ------------    -------------    ------------

Total Consolidated Revenue                                $    10,028      $    5,551      $    25,467      $   16,309
                                                          =============    ============    =============    ============

Depreciation and Amortization:
  Reportable Segments
     Medication Packaging and Dispensing Systems          $       161      $      136      $       479      $      408
     Health Care Information Systems                               84              72              220             189
     Clinical Laboratory Services                                  71              61              174             183
     Corporate                                                     74             118              242             354
                                                          -------------    ------------    -------------    ------------
Total Consolidated Depreciation and Amortization          $       390      $      387      $     1,115      $    1,134
                                                          =============    ============    =============    ============

                                                                Three Months Ended               Nine Months Ended
                                                          -----------------------------    -----------------------------
                                                                   December 31                      December 31
                                                               1998            1997             1998            1997
                                                          -------------    ------------    -------------    ------------
Interest Expense:
  Reportable Segments
     Medication Packaging and Dispensing Systems          $         0      $        0      $         1      $        1
     Health Care Information Systems                               31               6               75              17
     Clinical Laboratory Services                                   5              12                6              17
                                                          -------------    ------------    -------------    ------------
                                                                   36              18               82              35
  Unallocated Debts                                               300             230              869             770
                                                          -------------    ------------    -------------    ------------
Total Consolidated Interest Expense                       $       336      $      248      $       951      $      805
                                                          =============    ============    =============    ============

Operating Profit (Loss):
  Reportable Segments
     Medication Packaging and Dispensing Systems          $       996      $      790      $     2,609      $    2,247
     Health Care Information Systems                            (1,052)           (510)          (1,966)         (1,302)
     Clinical Laboratory Services                                 392              85              207             328
     Corporate and Interest                                       (821)           (782)          (2,472)         (2,452)
                                                          -------------    ------------    -------------    ------------
Total Consolidated Operating Loss                         $       (485)    $      (417)    $     (1,622)    $    (1,179)
                                                          =============    ============    =============    ============


                                                                                                Nine Months Ended
                                                                                                    December 31,
                                                                                                1998            1997
                                                                                           -------------    ------------
Identifiable Assets :
  Reportable Segments
     Medication Packaging and Dispensing Systems                                           $     6,108      $    5,379
     Health Care Information Systems                                                             3,780           2,817
     Clinical Laboratory Services                                                                6,355           2,732
     Corporate                                                                                   2,394           2,387
                                                                                           -------------    ------------
Total Consolidated Identifiable Assets                                                     $    18,637      $   13,315
                                                                                           =============    ============

Identifiable Liabilities:
  Reportable Segments
     Medication Packaging and Dispensing Systems                                           $     1,185      $      410
     Health Care Information Systems                                                             3,663           1,642
     Clinical Laboratory Services                                                                3,892             947
     Corporate                                                                                  16,970          16,484
                                                                                           -------------    ------------
Total Consolidated Identifiable Liabilities                                                $    25,710      $   19,483
                                                                                           =============    ============

Capital Expenditures:
  Reportable Segments
     Medication Packaging and Dispensing Systems                                           $       181      $       85
     Health Care Information Systems                                                                90             105
     Clinical Laboratory Services                                                                   33              59
     Corporate                                                                                      21              30
                                                                                           -------------    ------------
Total Consolidated Capital Expenditures                                                    $       325      $      279
                                                                                           =============    ============

NOTE F - BUSINESS ACQUISITIONS

     In April 1998, the Company through its subsidiary LifeServ entered into an agreement to purchase certain assets of Peritronics Medical, Inc. ("Peritronics"), a California company that distributes obstetrical information systems. The agreement provided for the Company to pay Peritronics shareholders $350,000 in cash, 250,000 shares of the Company's common stock and assume certain liabilities in the amount of approximately $330,000. On August 12, 1998, the terms of the agreement were modified to provide for the Company to pay Peritronics' shareholders $410,000 in cash and assume certain liabilities in the amount of $330,000. In addition, the modification allows LifeServ to manage the business of Peritronics until the closing. The purchase currently is anticipated to close in April 1999; however, there are no assurances that such closing will occur.

     On August 4, 1998, the Company through its subsidiary, MTL, entered into an agreement to purchase certain assets of Community Clinical Laboratories, Inc. ("CCL"), a Clearwater, Florida company that provides clinical laboratory testing services to patients referred by physicians. The agreement provides for MTL to pay CCL a percentage of the payments received from clients serviced by MTL for a period of five years or until a maximum of $2,500,000 is paid. The purchase was closed on September 11, 1998.

NOTE G - BANKRUPTCY MATTERS

     On June 12, 1998, a Plan of Reorganization for Medication Management Technologies, Inc. was confirmed by the bankruptcy court. As a result of the confirmation of the Plan, the holders of trade and miscellaneous claims will receive payment of 15% of their claims over a three-year period. The amount of liabilities that were compromised as part of the Plan was approximately $662,000. This amount has been classified as an extraordinary gain in the Company's consolidated Statement of Operations and Statements of Cash Flow for the nine months ended December 31, 1998.

     On August 14, 1998, the Company completed a settlement agreement in litigation that it had commenced in the Vangard Labs, Inc. Chapter 11 case in the U.S. Bankruptcy Court. As part of the settlement, the Company recovered $175,000 from the defendant. In addition, pursuant to the Vangard Labs, Inc.
Plan of Reorganization, the Company was responsible for the payment of a promissory note that it had guaranteed on behalf of Vangard Labs, Inc in the amount of approximately $215,000. The Company and the City of Glasgow have agreed to the repayment terms of this obligation (see Note D).


NOTE H - CONTINGENCIES

     On November 19, 1998, MTL received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). The request follows an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. Although MTL believes that MPS's determination and the request for refund are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse effect on the Company's financial condition and results of operation.

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997
---------------------------------------------

     Net sales and services for the three months ended December 31, 1998 increased 78.6% to $10.0 million from $5.6 million during the same period the prior year.

     Net sales and services for each business segment increased as follows:

                                                                              Three Months Ended
                                                            ------------------------------------------------------
                                                              December 31,     December 31, 1997
                                                                  1998                                % Increase
                                                            ---------------    ----------------    ---------------
    Medication Packaging and Dispensing Systems               $3.8 Million       $3.1 Million            22.6%
    Health Care Information Systems                           $1.1 Million       $0.6 Million            83.3%
    Clinical Laboratory Services                              $5.1 Million       $1.9 Million           168.4%


     Net sales in the Medication Packaging and Dispensing Systems segment increased primarily as a result of a greater number of punch cards and packaging machines sold to pharmacies. MTS Packaging Systems, Inc.'s ("MTS Packaging") customer base continues to consolidate as a result of acquisitions that has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Net sales and services in the Health Care Information Systems segment increased primarily due to a increase in the number of systems that were sold and installed at hospitals.

     Net services in the Clinical Laboratory Services segment increased primarily as a result of the increase in the number of physician's serviced in conjunction with the Asset Acquisition Agreement MTL entered into with Community Clinical Laboratories in August 1998.

     Cost of sales and services for the three months ended December 31, 1998 increased 64.5% to $5.1 million from $3.1 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 51.0% from 55.4% during the same period the prior year. The increase in cost of sales and services resulted primarily from the increase in sales for each business segment. Cost of sales and services as a percentage of sales for each business segment is outlined below:

                                                                        Three Months Ended
                                                              --------------------------------------
                                                              December 31, 1998    December 31, 1997
                                                              ----------------     -----------------
    Medication Packaging and Dispensing Systems                    55.3%                  54.8%
    Health Care Information Systems                                81.8%                  50.0%
    Clinical Laboratory Services                                   41.2%                  57.9%


     Cost of sales in the Medication Packaging and Dispensing Systems segment increased as a percentage of sales primarily as a result of price reductions on punch cards sold by MTS Packaging. The price reductions have resulted, in part, from the consolidation of pharmacies, which has allowed individual customers to take advantage of volume pricing discounts.

     Cost of sales as a percentage of sales in the Health Care Information segment increased primarily as a result of a higher portion of revenue associated with hardware components of systems sold. The profit margin realized in hardware components is lower than the software components. In addition, revenue from providing ongoing maintenance and support declined while the cost of providing those services remained relatively fixed.

     Cost of services as a percentage of services in the Clinical Laboratory segment decreased primarily as a result of efficiencies realized from the combination of MTL and CCL operations.

     Selling, general and administration expenses for the three months ended December 31, 1998 increased 113.6% to $4.7 million from $2.2 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs in each business segment that resulted from the addition of personnel to accommodate increased sales and services. In addition, the Company has significantly increased its reserve for bad debts in the Clinical Laboratory segment. The corresponding increase in bad debt expense results primarily from the payment history by non-third party payors as well as difficulties in obtaining complete patient information from referring physicians.

     Selling, general and administrative expenses for each business segment increased as follows:

                                                                             Three Months Ended
                                                          -------------------------------------------------------
                                                          December 31, 1998   December 31, 1997      % Increase
                                                          ----------------    ----------------    ---------------
    Medication Packaging and Dispensing Systems            $0.6 Million        $0.5 Million            20.0%
    Health Care Information Systems                        $1.2 Million        $0.7 Million            71.4%
    Clinical Laboratory Services                           $2.5 Million        $0.6 Million           316.7%
    Corporate                                              $0.4 Million        $0.4 Million               0%


     Depreciation and amortization expenses for the three months ended December 31, 1998 increased 0.8% to $390,000 from $387,000 during the same period the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the three months ended December 31, 1998 increased 35.5% to $336,000 from $248,000 during the same period the prior year. The increase results from additional debt, which the Company incurred during the fourth quarter of the previous fiscal year and during the first half of the current fiscal year.

     Nine months Ended December 31, 1998 and 1997

     Net sales and services for the nine months ended December 31, 1998 increased 56.4% to $25.5 million from $16.3 million during the same period the prior year.

     Net sales and services for each business segment increased as follows:

                                                                            Nine Months Ended
                                                        ---------------------------------------------------------
                                                        December 31, 1998    December 31, 1997      % Increase
                                                        ----------------     ----------------     ---------------
    Medication Packaging and Dispensing Systems         $10.8 Million         $9.2 Million              17.4%
    Health Care Information Systems                      $4.3 Million         $1.9 Million             126.3%
    Clinical Laboratory Services                        $10.4 Million         $5.2 Million             100.0%


     Net sales in the Medication Packaging and Dispensing Systems segment increased primarily as a result of a greater number of punch cards and packaging machines sold to pharmacies. MTS Packaging's customer base continues to consolidate as a result of acquisitions that have increased the number of pharmacies serviced by MTS Packaging. This consolidation had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Net sales and services in the Health Care Information Systems segment increased primarily due to an increase in the number of systems that were installed and an increase in the number of customers that LifeServ services with long-term maintenance contracts.

     Net services in the Clinical Laboratory Segment increased primarily as a result of the increase in the number of physician's serviced in conjunction with the Asset Acquisition Agreement that MTL entered into with CCL in August 1998.

     Cost of sales and services for the nine months ended December 31, 1998 increased 55.2% to $13.8 million from $8.9 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 54.2% from 54.6% during the same period the prior year.

     Cost of sales and services as a percentage of sales for each business segment is outlined below:

                                                                         Nine Months Ended
                                                              --------------------------------------
                                                              December 31, 1998     December 31, 1997
                                                              ----------------      ----------------
    Medication Packaging and Dispensing Systems                    56.5%                 55.4%
    Health Care Information Systems                                55.8%                 47.4%
    Clinical Laboratory Services                                   51.1%                 55.8%


     Cost of sales in the Medication Packaging and Dispensing Systems segment increased as a percentage of sales primarily as a result of price reductions on punch cards sold by MTS Packaging. The price reductions have resulted, in part, from the consolidation of pharmacies, which has allowed individual customers to take advantage of volume pricing discounts

     Cost of sales as a percentage of sales in the Health Care Information segment increased primarily as a result of a higher portion of revenue associated with hardware components of systems sold. The profit margin realized on hardware components is lower than the software components.

     Cost of services as a percentage of services in the Clinical Laboratory segment decreased primarily as a result of operating efficiencies gained from the Asset Acquisition Agreement MTL entered into with CCL in August 1998.

     Selling, general and administration expenses for the nine months ended December 31, 1998 increased 67.2% to $11.2 million from $6.7 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs in each business segment that resulted from the addition of personnel to accommodate increased sales and services. In addition, the Company has significantly increased its reserve for bad debts in the Clinical Laboratory segment. The corresponding increase in bad debt expense results primarily from the payment history by non-third party payors as well as difficulties in obtaining complete patient information from referring physicians.

     Selling, general and administrative expenses for each business segment increased as follows:

                                                                               Nine Months Ended
                                                          ----------------------------------------------------------
                                                          December 31, 1998     December 31, 1997      % Increase
                                                          ----------------      ------------------   ---------------

    Medication Packaging and Dispensing Systems             $1.6 Million         $1.4 Million             14.3%
    Health Care Information Systems                         $3.6 Million         $2.1 Million             71.4%
    Clinical Laboratory Services                            $4.6 Million         $1.8 Million            155.6%
    Corporate                                               $1.4 Million         $1.4 Million                0%


     Depreciation and amortization expenses for the nine months ended December 31, 1998 decreased 1.7% to $1,115,000 from $1,134,000 during the same period the prior year. The decrease results primarily from certain corporate assets becoming fully depreciated.

     Interest expense for the nine months ended December 31, 1998 increased 18.1% to $951,000 from $805,000 during the same period the prior year. The increase results from additional debt that the Company incurred during the fourth quarter of the previous fiscal year and during the first three quarters of the current fiscal year.

Year 2000 Compliance
--------------------

Introduction

     The Company's year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the year 2000. The Company has identified three areas where the Y2K problem creates risk to the Company. These areas are a) internal information systems; b) system capabilities of third party business with relationships with the company, including product suppliers, customers, service providers and companies that interface their software and hardware products with products sold by the Company; and c) product liability claims arising out of the non-performance of computer products sold by the Company.

Plan to Address Y2K Compliance

     In December 1998, the Company formed a Y2K compliance project team to develop an overall plan to address Y2K readiness issues. The plan is being developed in phases.

     o        Phase I

               a) Identify all internal hardware and software systems that must be compliant.

               b) Appoint individuals within the Company to be responsible for communication with third party businesses regarding Y2K readiness.

               c) Appoint individuals within the Company to be responsible for evaluation of product liability issues that may exist regarding products sold by the Company.

     o    Phase II - Identify Y2K problems that may exist in each risk area.

     o Phase III - Repair, modify or replace systems that are determined to be non-compliant.

     o Phase IV - Test systems to confirm that any repairs, modification or replacements have resulted in compliance.

State of Readiness

Internal Systems
----------------

     The Company has determined that the internal information systems in its Medication Packaging and Dispensing System business segment are in a state of Y2K readiness.

     The internal information systems utilized in the Company's Clinical Laboratory business are not Y2K compliant. The Company is currently evaluating replacement systems and anticipates that a decision on replacement alternatives will be made before June 30, 1999; the Company expects these to be fully operational before December 31, 1999.

     The internal systems utilized by the Company's Health Care Information Systems business to develop software products for resale are not currently Y2K compliant. The Company expects to determine the extent of modifications and/or replacements that are necessary prior to June 30, 1999 and make the necessary modifications and/or replacements prior to September 30, 1999.

Material Third Party Readiness
------------------------------

     Individuals within the Company who have been assigned responsibility for communicating with material third party businesses with whom the Company has business relationships will begin a survey process prior to March 31, 1999. The Company will determine the readiness of third parties prior to September 30, 1999.

Product Liability

     The products sold by the Company's Medication Packaging and Dispensing System business do not have Y2K issues associated with them.

     The Services rendered by the Company's Clinical Laboratory business are directly effected by the internal information systems utilized to perform analytical laboratory tests. If the Company is not successful in implementing Y2K compliant internal information systems in its Clinical Laboratory Business, it could adversely effect that business' ability to perform diagnostic tests and provide the results of those test to its client physicians, which could adversely impact the Company's results of operations.

     The Company believes the products sold by its Health Care Information System business are all Y2K compliant except for the Performance Pharmacy software system. The Company anticipates that a Y2K upgrade for this system will be fully developed prior to March 31, 1999.

Cost of Project

     The overall cost of the Company's Y2K compliance effort cannot be accurately estimated until Phases I and II of the compliance plan are completed. Expenditures to date on Y2K compliance have not been material to the Company's operation or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

     During the first three quarters of the current fiscal year, the Company incurred a net loss of $960,000 compared to a net loss of $909,000 the prior year. Cash provided by operating activities was $297,000 during the nine months ended December 31, 1998 compared to $427,000 provided in the prior year. The Company had working capital of $1,696,000 at December 31, 1998.

     Cash was provided by operating activities during the nine months ended December 31, 1998 primarily due to increases in accounts payable and accrued liabilities offset by net operating losses and increases in accounts receivable.

     Investing activities used $651,000 during nine months ended December 31, 1998 as a result of expenditures for capital equipment in each business segment and product development in the Medication Packaging and Dispensing Systems and Health Care Information Systems segments .

     Financing activities provided $570,000 during the nine months ended December 31, 1998. The Company borrowed $500,000 from an individual to support the operations of LifeServ. This promissory note matured on October 31, 1998. The Company does not currently have sufficient funds to repay the note; however, discussions with the lender regarding repayment of the note are currently in progress. In addition, the Company borrowed $350,000 from several individuals, including $100,000 from the Chairman and Chief Executive Officer to support the operations of MTL. These amounts are repayable in February 1999 ($150,000) and June 1999 ($200,000).

     The Company believes that cash generated from the Medication Packaging and Dispensing Systems and Clinical Laboratory Services business segments will be sufficient to meet the working capital and capital expenditure needs of these segments as well as service the consolidated debt of the Company for the foreseeable future.

     LifeServ relies solely on cash flow generated from its operations and additional debt and equity, which it is permitted to obtain in accordance with the loan agreement with the primary lenders of the Company. There are no assurances that LifeServ will generate sufficient cash flow from operations to fund its operations or be successful in obtaining debt or raising equity capital. Management believes that the results of operation of LifeServ will not adversely effect the overall liquidity of the Company.

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

     During fiscal 1998 and 1999, MTL experienced deterioration in the timeliness of cash collections and a corresponding increase in accounts receivable. The primary causes of this situation were the increased medical necessity and related diagnosis code requirements from third party payors and the complexities in the billing process. Although MTL continues to work towards reducing the overall number of days to collect its accounts receivable, additional changes in requirements of third party payors could increase the difficulty in collections. There can be no assurance that MTL will be successful in improving the timeliness of cash collections. In addition, MTL has experienced an increase in bad debts arising from non-third party payors. MTL is in the process of developing new credit policies to reduce non-third party bad debts.

     On November 19, 1998, MTL received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). The request follows an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. Although MTL believes that MPS's determination and the request for refund are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse effect on the Company's financial condition and results of operations.

PART II  -  OTHER INFORMATION
-----------------------------


Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits

               None

         B.    Reports on Form 8-K

               None


Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  February 16, 1999           By:    /s/ Michael P. Conroy
-------------------------              -----------------------------------------
                                       Michael P. Conroy
                                       Vice President & Chief Financial Officer