Form 10-K
period 1999-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1999-07-16
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ___________ to ___________

                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Delaware 59-2740462                                         59-2740462
      -------------------                                         ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


12920 Automobile Boulevard, Clearwater, Florida                     33762
-----------------------------------------------                     -----
   (Address of Principal Executive Offices)                       (Zip Code)


                                 (727) 576-6311
                                 --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Aggregate market value of voting Common Stock held by non-affiliates was $1,300,000 as of July 15, 1999.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,406,191 as of July 1, 1999.

Documents Incorporated by Reference
------------------------------------

Parts of the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 46 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                      INDEX

                                  PART I PAGE

Item     1.    Business..................................................    2-6

         2.    Properties................................................      6

         3.    Legal Proceedings.........................................      6

         4.    Submission of Matters to a Vote of Security Holders.......      8

PART II

Item     5.    Market for Registran't Common Equity and Related Stockholder
                    Matters..............................................      9

         6.    Selected Financial Data...................................     10

         7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................     11

         7A.   Quantitative and Qualitative Disclosure about Market Risk.     15

         8.    Financial Statements and Supplementary Data...............     15

         9.    Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure...............................     15

PART III

Item     10.   Directors and Executive Officers of the Registrant........     16

         11.   Executive Compensation....................................     16

         12.   Security Ownership of Certain Beneficial Owners and Management 16

         13.   Certain Relationships and Related Transactions............     16

PART IV

Item     14.   Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K..................................     17


Index to Financial Statements............................................     20

Signatures ..............................................................     44

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


ITEM 1.       BUSINESS

Introduction
------------

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company that historically operated through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM) ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM) ("LifeServ").

     MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes and assisted living facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

     MTL was formed as a result of the acquisition and combination of Clearwater Medical Services and Clinical Diagnostic Centers during fiscal year 1992. MTL conducts analytical services for testing of blood, tissue and other body fluids for hospitals, physicians and other health care providers in Florida. On March 17, 1995, MTL purchased the rights and interests in certain clinical laboratory services of Tampa Pathology Laboratory, including the right, title and interest in the customer accounts associated with Tampa Pathology Laboratory and the right to service and continue sales of clinical laboratory services to these customers. In September 1998, MTL purchased certain assets of Community Clinical Laboratories, Inc. ("CCL") including the right to service and continue sales of clinical laboratory services to the customers of CCL. See Item 3 - Legal Proceedings. The Company is discussing the possible sale of MTL with several potential buyers. There can be no assurances a sale will be closed, however, the Company has determined that the operations of MTL are not consistent with its strategy of expanding its core business, and therefore, management has approved a plan to dispose of MTL and is committed to either sell the business or abandon it. The Company has treated the operations of MTL in fiscal 1999 as discontinued operations.

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

     On February 24, 1998, the Company formed LifeServ Technologies, Inc. ("LifeServ") for the purpose of holding and operating the Company's health care information subsidiaries: Performance Pharmacy Systems, Inc. ("PPS"), Medication Management Systems, Inc. ("MMS"), Medication Management Technologies, Inc. ("MMT"), Cart-Ware, Inc. ("Cart-Ware") and Systems Professionals, Inc. ("SPI"). In April 1998, the Company entered into a stock subscription agreement with LifeServ whereby the Company made a capital contribution of all of the outstanding capital stock of those subsidiaries to LifeServ. On May 27, 1999, the assets of LifeServ were sold to AIMCare, Inc. ("AIMCare"). AIMCare assumed the stated liabilities of LifeServ of approximately $5.0 million. The Company has treated the operations of LifeServ in fiscal 1999 as discontinued operations as a result of the sale of this subsidiary.

Segments
--------

     The continuing operations of the Company are composed of one operating segment, Medication Packaging and Dispensing Systems. MTS Packaging and MTS Sales are the only subsidiaries in this segment and are supported by corporate personnel and services.



Continuing Operations
---------------------

     Products and Services
     ---------------------

     MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication.

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

     The retail price of MTS Packaging's machinery ranges from $1,100 to $120,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from $145 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. To date, MTS Packaging has placed approximately 1,660 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $362,000 in unshipped orders as of June 25, 1999.

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

     MTS Packaging is presently developing:

     o Medication dispensing systems that more fully automate its customers' operation and increase the productivity of the pharmacy.

     o A dispensing system for the packaging of unit dose medication for hospitals.

     o    Multi-Dose punch card for the assisted living market.

     o Proprietary automated dispensing system that will allow customers to dispense medication in a variety of blister pack system formats.

     Manufacturing Processes
     -----------------------

     MTS Packaging has developed integrated punch card manufacturing equipment that will accomplish the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging's equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different offset presses using conventional offset printing methods. MTS Packaging's advanced automation provides a substantial reduction in time compared to conventional punch card manufacturing systems. MTS Packaging has two machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures machines that are used by its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

     MTS  Packaging  uses  automated   fabrication   equipment  to  produce  its
medication packaging machinery. All essential components of the machines are designed and manufactured by the Company without reliance on outside vendors.

     MTS Packaging is dependent on a number of suppliers for the raw materials essential in the production of its products. The Company believes that relations are adequate with its existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS Packaging believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of 2-3 days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on the future financial performance of the Company.

     As a result of the Company's financial condition, many of the suppliers of raw materials and other goods and services to the Company's subsidiaries have required that purchases be paid for in advance or on a COD basis. As a result, the Company's ability to obtain raw materials and other goods and services is substantially dependent upon the Company's cash flow from operations.

     Markets and Customers
     ---------------------

         MTS Packaging's products are sold throughout the United States, primarily through its sales organization and independent sales representatives. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the U.S. represent less than ten percent (10%) of the total revenue. Three customers comprise approximately forty-three percent (43%) of MTS Packaging's annual revenue.

     The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies serve from 250 to 34,000 nursing home beds per location and many serve the sub-acute, assisted living and the home health care markets as well.

Competition
-----------

     The pharmacy customers of MTS Packaging supply prescribed medications to nursing homes, which are the primary market for MTS Packaging's products. This market is highly competitive. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards. The Company believes that products developed by the Company's competitors are not as efficient as the Company's systems because they are not as automated. The Company's method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of the Company's competitors have been in business longer and have substantially greater resources than the Company. There is no assurance that the Company will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

     The Company's primary competitors for punch card dispensing systems are Drug Package, Inc., PCI/Trans Aid and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors' less automated systems, which are capable of only filling and sealing 100 disposable medication punch cards per hour. The Company's new automated packaging machinery can fill and seal over 900 disposable medication cards per hour. The Company believes that its production rates will meet the needs of its customers who are consolidating and require higher productivity to meet their growing market share.

     Proprietary Technology
     ----------------------

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignee of all such proprietary and patent rights used in the Company's business that were invented or developed by Harold
B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to use the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin expiring in 2004 continuing through 2006. The license agreements are co-extensive with the patents.

     There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS Packaging, however, its business is not materially dependent upon the issuing or its ownership of any one patent applied for or patent license agreements.

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

Discontinued Operations
-----------------------

     The Company operated two business segments in fiscal 1999 that management determined to discontinue in the fourth quarter.

     LifeServ is a health care information technology company that provides solutions for medication management and point-of-care electronic documentation for hospitals and other health care facilities. The assets of LifeServ were sold in May 1999 in exchange for the assumption of certain liabilities of approximately $5.0 million.

     MTL provides clinical laboratory testing services including analytical tests of blood tissues and other bodily fluids. The Company is discussing the possible sale of MTL with several potential buyers. In the event a sale does not close, management has committed to a plan to attempt to sell the business to other potential buyers or abandon the business.

Employees
---------

     As of June 24, 1999, the Company employed 250 persons full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.


ITEM 2. PROPERTIES

     The Company leases a 67,000 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the St. Petersburg/Clearwater International Airport at 12920 Automobile Boulevard. The Company's corporate administrative offices and the manufacturing facilities for MTS Packaging Systems, Inc. ("MTS Packaging") are at this location. The lease expires on April 15, 2002. The Company's current monthly lease payments are approximately $22,000. The premises are generally suited for light manufacturing and/or distribution. Currently the Company is operating at two-thirds of actual manufacturing capacity.

     MTS Packaging leases approximately 5,200 square feet at approximately $2,500 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expired on March 31, 1999. This space is used by the Ohio Label business acquired by the Company in 1989. This business is now part of MTS Packaging.

     Medical Technology Laboratories, Inc. ("MTL") leases approximately 20,000 square feet at approximately $15,000 per month for its laboratory and general administrative offices located at 1375 S. Fort Harrison Street, Clearwater, Florida.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     On November 19, 1998, Medical Technology Laboratories, Inc. ("MTL") received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The requests followed an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. On June 22, 1999, the Company was informed by MPS that the recoupment of the refund had been suspended pending a decision from the Central Office of the Health Care Financing Administration (HCFA), regarding certain matters related to the refund request. Nevertheless, in order to preserve its rights, the Company requested a hearing on the matter. The hearing is not expected to take place until a final decision is reached by HCFA. Although MTL believes that MPS's determination and the request for refunds are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse effect on the Company's financial condition and results of operation.

     In September 1998, the Company, through its subsidiary MTL, entered into an asset purchase agreement with Community Clinical Laboratories, Inc. ("CCL"), a clinical laboratory that historically competed with MTL. The terms of the asset purchase agreement provided for MTL to acquire certain assets including the customer list and equipment of CCL in exchange for a contingent note payable of $2,500,000. The terms of the note provide for repayment over five years based upon 9% of cash collected from revenue generated by tests performed for customers identified on the CCL customer list. Prior to MTL entering into the asset purchase agreement, the operations of CCL had been suspended as a result of the revoking of CCL's Medicare and Medicaid provider privileges by agencies of both the State of Florida and the federal government. As part of MTL's due diligence regarding the purchase of certain CCL's assets, MTL obtained assurances from its legal counsel that MTL would not be liable for any violations of state or federal health care laws that may have occurred prior to MTL's acquisition of certain assets of CCL. In addition, MTL retained the services of an outside consultant specializing in health care compliance for clinical laboratories to review all of MTL's operations to ensure that MTL was compliant with applicable health care laws and regulations. Also, MTL employs a compliance officer to monitor the ongoing operations of the laboratory to ensure continued compliance.

Reorganizations Under Chapter 11
--------------------------------

     On January 3, 1996, three of the Company's subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and MTS Sales and Marketing, Inc. ("MTS Sales"), filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On February 22, 1996, Vangard Labs, Inc. ("Vangard") filed a voluntary petition for relief under Chapter 11 in the same jurisdiction. On July 10, 1997, Medication Management Technologies, Inc. ("MMT") filed a voluntary petition for relief under Chapter 11 in the same jurisdiction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item is incorporated by reference to the Form 10-Q filed by the Company on November 12, 1998.

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


                                             High                Low
                                       ----------------    -----------------

                1999 Fiscal Year
            -----------------------
              First Quarter               $     .44            $      .31
              Second Quarter              $     .40            $      .28
              Third Quarter               $     .36            $      .17
              Fourth Quarter              $     .29            $      .26

              1998 Fiscal Year
            -----------------------
              First Quarter               $     .63            $      .44
              Second Quarter              $     .53            $      .44
              Third Quarter               $     .53            $      .22
              Fourth Quarter              $     .44            $      .13


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


                                             High                 Low
                                       ----------------    -----------------

              1999 Fiscal Year
           -----------------------
              First Quarter                   *                    *
              Second Quarter                  *                    *
              Third Quarter                   *                    *
              Fourth Quarter                  *                    *

              1998 Fiscal Year
           -----------------------
              First Quarter                   *                    *
              Second Quarter                  *                    *
              Third Quarter                   *                    *
              Fourth Quarter                  *                    *

     * Quotations not available. The last reported bid for the Company's warrants occurred on January 4, 1996. At that time the bid price was 1/32.

     As of June 25, 1999, there were approximately 4,000 holders of record of the Company's common stock.

     Historically, the Company has not paid dividends on its common stock and has no present intention of paying dividends in the foreseeable future. Payment of dividends is subject to the prior approval by the Company's secured lender, SouthTrust Bank.


ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS"  and the  Company's  Financial  Statements  and Notes  thereto.  See
"FINANCIAL STATEMENTS."

                                                                                       YEARS ENDED MARCH 31,
                                                          --------------------------------------------------------------------------
                                                                       (In Thousands, Except Earnings Per Share Amounts)
                                                              1999           1998            1997           1996            1995
                                                          ------------   -------------   ------------   -------------   ------------
Income Statement Data:
Sales                                                     $    15,073    $     12,337    $    11,169    $     10,651    $     9,475
Cost of Sales and Other Expenses                               14,740          12,707         10,818          24,691         11,829
                                                          ------------   -------------   ------------   -------------   ------------
Income (Loss) from Continuing Operations
  Before Income Taxes, Discontinued Operations and
       Extraordinary Gain                                         333            (370)           351         (14,040)        (2,354)
Income Tax (Benefit) Expense                                      125            (270)           131          (1,900)          (844)
Income (Loss) from Discontinued Operations                     (3,764)           (754)        (3,005)        (17,211)           254
Gain on Forgiveness of Debt of Discontinued
  Operations                                                      569               0          3,500               0              0
Estimated Gain (Loss) on Disposal of
   Discontinued Operations                                     (2,500)              0          2,200          (5,229)             0
Extraordinary Gain on Debt Forgiveness                              0               0         10,097               0              0
                                                          ------------   -------------   ------------   -------------   ------------
Net Income (Loss)                                         $    (5,487)   $       (854)   $    13,012    $    (34,580)   $    (1,256)
                                                          ============   =============   ============   =============   ============
Net Earnings (Loss) Per Basic and Diluted Share:
From Continuing Operations                                $      0.03    $      (0.02)   $      0.04    $      (2.99)   $     (0.38)
Income (Loss) from Discontinued Operations                      (0.91)          (0.12)          0.47           (5.33)          0.06
Extraordinary Gain on Debt Forgiveness                           0.00            0.00           1.76            0.00           0.00
                                                          ------------   -------------   ------------   -------------   ------------
Net Earnings (Loss) Per Basic and Diluted Share           $     (0.88)   $      (0.14)   $      2.27    $      (8.52)   $     (0.32)
                                                          ============   =============   ============   =============   ============
Average Common Shares Outstanding - Basic and Diluted           6,233           6,062          5,737           4,059          3,974
                                                          ============   =============   ============   =============   ============

                                                                                          AT MARCH 31,
                                                          --------------------------------------------------------------------------
                                                                                        (In Thousands)
Balance Sheet Data:                                           1999           1998            1997           1996              1995
                                                          ------------   -------------   ------------   -------------     ----------
Net Working Capital                                       $     1,458    $      1,592    $     2,916    $      5,139    $     3,188
Assets                                                          8,511          11,532         11,380          12,015         43,508
Short-Term Debt                                                   874             294            205              99          1,122
Long-Term Debt                                                 14,915          14,892         15,161             350         23,176
Stockholders' Equity (Deficit)                                (11,600)         (6,113)        (5,416)        (18,546)        15,640
Liabilities Subject To Compromise                                   0               0              0          29,586              0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     During fiscal 1999, the Company continued to implement its strategy of expansion of its core business, MTS Packaging Systems, Inc. ("MTS Packaging"). In the fourth quarter, the Company adopted a plan to divest of the other two business segments that it historically operated.

     In May 1999, the Company sold its Health Care Information business, LifeServ Technologies, Inc. ("LifeServ"). A gain of approximately $1,300,000 is anticipated to be recognized on this transaction in the first quarter of fiscal 2000. In addition, the Company is discussing the sale of its clinical laboratory business, Medical Technology Laboratories, Inc. ("MTL") with several potential buyers. The Company anticipates that the disposal of MTL will result in a loss and as a result has recorded a charge of $2,500,000 in fiscal 1999. Prior to the end of fiscal 1999, management committed itself to a formal plan to dispose of both LifeServ and MTL. As a result, the operations of both business segments have been treated as discontinued for financial statement purposes for the fourth quarter of fiscal year 1999.

Results of Continuing Operations
--------------------------------

Fiscal Year 1999 Compared to Fiscal Year 1998
---------------------------------------------

Revenue
-------

     Net sales for the fiscal year ended March 31, 1999 increased 22.2% to $15.0 million from $12.3 million the prior fiscal year. Revenue increased in fiscal 1999 primarily as a result of an increase in the amount of disposable punch cards and packaging machines sold to existing customers. In addition, prices for machines sold increased approximately 2% and prices for disposables decreased approximately 1%. The Company anticipates that pricing on disposables could continue to experience downward pressure as reimbursement amounts received by customers from the end user of the products sold continue to be reduced. The volume of disposable punch cards and machines is anticipated to continue to grow as a result of consolidation of the Company's customer base and new business development.

Cost of Sales and Services
--------------------------

     Cost of sales for the year ended March 31, 1999 increased 20.3% to $8.4 million from $6.9 million in the prior year. Cost of sales as a percentage of sales decreased to 55.6% from 56.4%. The increase in cost of sales resulted from increased revenue. The decrease in cost of sales as a percentage of sales resulted primarily from increased revenue that did not require increases in certain fixed costs of operations. The decrease was partially offset by increases in costs of raw material and labor.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 1999 increased 16.2% to $4.3 million compared to $3.7 million the prior year. The increase resulted primarily from increases in personnel and selling costs associated with the increase in revenue.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense decreased 8.9% to $874,000 in fiscal 1999 from $959,000 the prior year. The decrease resulted from the fact that certain assets became fully depreciated during fiscal 1999.

Interest Expense
----------------

     Interest expense increased 9.1% to $1.2 million in fiscal 1999 from $1.1 million in the prior year. The increase resulted primarily from additional borrowing in fiscal 1999 to support working capital needs of discontinued operations.

Income Taxes
------------

     The Company realized an income tax benefit in fiscal 1998 as a result of an income tax refund related to the amendment of its 1992 income tax return. The Company recorded income tax expense of $125,000, which was offset by a benefit of $125,000, included in discontinued operations.

Loss from Operations of Discontinued Operations
-----------------------------------------------

     The Company discontinued the operations of two business segments during fiscal 1999. The operations of one discontinued business segment, the Health Care Information Systems segment, resulted in a loss from discontinued operations of $3.7 million in fiscal 1999 compared to a loss of $1.2 million the prior year. The operations of the other discontinued business segment, the Clinical Laboratory Services segment, resulted in a loss from discontinued operations of $164,000 in fiscal 1999 compared to a profit of $460,000 the prior year.

Gain on Forgiveness of Debt of Discontinued Operations
------------------------------------------------------

     A plan of reorganization in the Chapter 11 Bankruptcy of a subsidiary included in the Company's Health Care Information Systems business segment was approved in fiscal 1999. The plan of reorganization provided for reductions of the amounts owed to both secured and unsecured creditors. The reduction, less certain expenses related to the reorganization, of $569,000 has been recognized as an extraordinary gain included within discontinued operations.

Results of Discontinued Operations
----------------------------------

     In May 1999, the Company sold its Health Care Information Systems business segment, LifeServ. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration of the assumption of certain stated liabilities of approximately $5 million. During fiscal 1999, LifeServ had revenue of $5.2 million and costs and expenses of $8.9 million resulting in a loss from discontinued operations of $3.7 million. LifeServ's net revenue for fiscal year 1998 and 1997 were $4.3 million and $1.9 million respectively.

     The Company is discussing the possible sale of MTL with several potential buyers. In the event that a sale does not close, management has committed itself to a plan to dispose of MTL either through a sale to another potential buyer or abandon the business. During fiscal 1999, MTL had revenue of $14.0 million and costs and expenses of $14.1 million resulting in a net loss from discontinued operations of $164,000 during the year ended March 31, 1999. MTL's net revenue for years 1998 and 1997 were $7.4 million and $6.1 million.

Loss on Disposal of Discontinued Operations
-------------------------------------------

     The Company has estimated the loss on disposal of its Clinical Laboratory Services business to be $2.5 million including the costs associated with the disposal as well as the anticipated losses that may be incurred by the business until its estimated disposal date.

     The Company's Health Care Information Systems business, which was also discontinued in fiscal 1999, was sold in May 1999 (fiscal 2000). The Company expects to realize a gain of approximately $1.3 million on the disposal of this business and will recognize the gain in the first quarter of fiscal 2000.

Results of Continued Operations
-------------------------------

Fiscal Year 1998 Compared to Fiscal Year 1997
---------------------------------------------

Revenue
-------

     Net sales for the fiscal year ended March 31, 1998 increased 10.5% to $12.3 million from $11.1 million the prior fiscal year. The increase in revenue resulted from increases in the amount of disposal punch cards and machines sold to existing customers. Changes in prices of products sold during fiscal 1998 compared to the prior year were not material.

Cost of Sales and Services
--------------------------

     Cost of sales for the year ended March 31, 1998 increased 12.6% to $6.9 million from $6.2 million in the prior year. Cost of sales as a percentage of sales increased to 56.4% from 55.4%. The increase in cost of sales as a percentage of revenue resulted primarily from increased costs of raw materials and labor. Competitive issues precluded the Company from adjusting the prices charged to customers in order to offset these increases.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 1998 increased 21.0% to $3.7 million compared to $3.0 million the prior year. The increase resulted primarily from increased personnel and selling costs associated with increased revenue.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense decreased 2.2% to $959,000 in fiscal 1998 from $981,000 the prior year. The decrease resulted from the fact that certain assets became fully depreciated in fiscal 1998.

Interest Expense
----------------

     Interest expense increased 82.0% to $1.0 million in fiscal 1998 from $583,000 in the prior year. The increase resulted primarily from the suspension of interest payments during the Chapter 11 proceedings in fiscal 1997. Interest expense for fiscal 1997 would have been approximately $1.1 million higher if payments had been required during the Chapter 11 proceedings. Interest payments resumed in fiscal 1998.

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

State of Readiness

     Internal Systems
     ----------------

     The Company has determined that the internal information systems in its Medication Packaging and Dispensing Systems subsidiary are in a state of Y2K readiness.

     The internal information systems utilized in the Company's Clinical Laboratory Services business are not Y2K compliant. Management has committed to a plan to dispose of this business and anticipates that the disposal of the business will occur before any Y2K readiness issues need to be addressed.

     The internal systems utilized by the Company's Health Care Information Systems business to develop software products for resale were sold in May 1999.

     Material Third Party Readiness
     ------------------------------

     Individuals within the Company have been assigned responsibility for communicating with material third-party businesses with whom the Company has business relationships and have begun a survey process. The Company will determine the readiness of third parties prior to September 30, 1999.

Product Liability

     The products sold by the Company's Medication Packaging and Dispensing Systems subsidiary do not have Y2K issues associated with them.

     The Services rendered by the Company's Clinical Laboratory Services business are directly effected by the internal information systems utilized to perform analytical laboratory tests. If the Company is not successful in implementing Y2K compliant internal information systems in its Clinical Laboratory Services business, it could adversely effect that business' ability to perform diagnostic tests and provide the results of those test to its client physicians, however, management has committed to a plan to dispose of this business before the Y2K readiness issues need to be addressed.

     The rights to sell the products of the Company's Health Care Information Systems business were sold in May 1999. Any liabilities arising from Y2K issues will be assumed by the buyer.

Cost of Project

     Expenditures to date on Y2K compliance have not been material to the Company's operation or financial condition.

Liquidity and Capital Resources
-------------------------------

     The Company had a net loss of $5.4 million in fiscal 1999 compared to a net loss of $854,000 the prior year. Cash provided from continuing operations was $1,117,000 in fiscal 1999 compared to $1,591,000 the prior year. Investing activities of continuing operations used $665,000 in fiscal 1999 compared to $442,000 in fiscal 1998. The increase resulted primarily from increased capital expenditures for manufacturing equipment.

     Financing activities of continuing operations used $713,000 in fiscal 1999 compared to $1,443,000 the prior year. The decrease resulted primarily from a decrease in amounts advanced to discontinue operations of the Company. The decrease was offset in part by payments on long-term debt. The Company's loan agreement required interest only payments until September 1998 and principal payments commencing in October 1998.

     The Company had working capital of approximately $1.4 million at March 31, 1999 and has no source of additional working capital other than that which is generated from operations.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in revenue have generally resulted in corresponding increases in accounts receivable. Cash flow from operations is anticipated to support an increase in accounts receivable.

     The Company has several new product development projects underway that will be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     The Company believes that cash generated from operations will be sufficient to meet the capital expenditures, product development and working capital needs of MTS Packaging as well as support the operations of MTL until its disposal.

     In addition, after the disposal of two business segments, the Company will focus on its core business, MTS Packaging, which has historically generated positive cash flow from operations. As a result, management believes that certain administrative costs that were required to support three separate businesses can be reduced and thereby improve the profitability and liquidity of the Company.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any material market risk sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are contained at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

              (a)     The following documents are filed as part of this report:
        1. and 2.     The Financial  Statements  and schedule  filed as part of this report are listed  separately in the
                      Index to Financial Statements beginning on page 24 of this report
               3.     For Exhibits,  see Item 14(c) below.  Each management  contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos.  10.20,  10.21,  10.22,  10.23,
                      10.24 and 10.25 of Item 14(c) below.
              (b)
                      No  reports on Form 8-K have been filed by the  Company  during the last  quarter of the year ended
                      March 31, 1998
              (c)     List of Exhibits
          2.1(10)     Agreement  and  Plan  of  Merger  between  Medication  Management  Technologies,  Inc.  and  Cygnet
                      Technologies, Inc. dated April 24, 1997
          2.2(11)     Sale Agreement Vangard Labs, Inc. and NCS Healthcare, Inc. dated April 17, 1997
          2.3(13)     Asset  Acquisition  Agreement  effective April 30, 1998 among the Company,  LifeServ  Technologies,
                      Peritronics Medical, Ltd. and 562577 B.C., Ltd.
          2.4(12)     Medication Management Technologies, Inc. Plan of Reorganization
           2.5(9)     MTS Packaging Systems, Inc. Plan of Reorganization
           2.6(9)     Medical Technology Laboratories, Inc. Plan of Reorganization
           2.7(9)     MTS Sales and Marketing, Inc. Plan of Reorganization
           2.8(9)     Vangard Labs, Inc. Plan of Reorganization
            **3.1     Articles of Incorporation and Amendments thereto
          *3.1(a)     Amendment  to Articles of  Incorporation  increasing  authorized  Common Stock to  25,000,000  from
                      15,000,000 shares
            **3.2     Bylaws of the Company
             *4.1     Form of Warrant from July 1992 Offering
         **4.1(a)     Form of Initial Offering Warrant from January 1988 Offering
            **4.2     Designation of Rights, Preferences and Limitations of Voting Preferred Stock
           **10.1     Business  Lease between Leslie A. Rubin,  Limited,  as Lessor and the Company as Lessee dated March
                      1987
           **10.2     Siegel Family Revocable Trust Agreement
      10.2(a) (8)     Amendment and Restated Siegel Family Revocable Trust Agreement
      10.2(b) (8)     Siegel Family Limited Partnership Agreement
        **10.3(a)     Agreements  and  Assignments  of Patent  Rights  between  Harold B.  Siegel and the  Siegel  Family
                      Revocable Trust
        **10.3(b)
                      License Agreement between the Company and the Siegel Family Revocable Trust
        **10.3(c)     Assignment of Trade Names,  Licenses,  and Accounts  Receivable from DRG  Consultants,  Inc. to the
                      Company
           **10.4     Agreement for Sale of Stock between Lawrence E. Steinberg and the Company dated April 27, 1987
           **10.5     Warrant Agreement between Lawrence E. Steinberg and the Company dated April 27, 1987
           **10.6     Warrant Agreement between Overseas Group and the Company dated May 8, 1987
           **10.7     Option  Agreement  between  the Siegel  Family  Revocable  Trust and  Lawrence E.  Steinberg  dated
                      December 18, 1987
          ***10.8     Pilot Project and Option Agreement between Sandoz and the Company
         ****10.9     Documents  relating  to the  acquisition  of the  business  of Ohio Label &  Packaging  Inc.  dated
                      November 3, 1989
           *10.10     Agreement among Company,  Trust and Harold B. Siegel regarding modification to royalty arrangements and issuance of Common Stock and retirement of preferred stock dated September 2, 1990
         10.11(1)     Acquisition and financing documents relating to Clearwater Medical Services, Inc.
         10.12(2)     Acquisition and financial documents relating to Clearwater Diagnostic Center, Inc.
         10.13(3)     Stock Purchase Agreement for Vangard Labs, Inc.
         10.14(4)     Warrant Agreement between Ladenburg Thalman & Co. and the Company
         10.15(5)     Loan and Security Agreement dated December 1, 1992 with Daiwa Bank, Limited


                                       18

         10.16(6)     Amended and Restated Loan and Security  Agreement  dated September 28, 1993 with SouthTrust Bank of
                      Alabama
         10.17(7)     First  Amendment to Amended and  Restated  Loan and  Security  Agreement  dated April 25, 1994 with
                      SouthTrust Bank of Alabama
         10.18(7)     Addendum to Lease dated  September  30, 1993 with Leslie A. Rubin for  facilities  located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida
         10.19(7)     Lease effective August 2, 1993 by and between C & C Park Building and Medical  Technology  Systems,
                      Inc. for property located at 21540 Drake Road, Strongsville, Ohio
         10.20(7)     Form of 1994 Stock Option Plan
         10.21(7)     Form of Employment Agreement for Todd Siegel and Gerald Couture
         10.22(7)     Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement
         10.23(7)     Form of Director's Stock Option Agreement
         10.24(7)     Form of Directors' Consulting Agreement
         10.25(7)     Form of Director/Officer Indemnification Agreement
         10.26(7)     Joint Venture Agreement between MedVantage, Inc. and the Company dated January 5, 1995
         10.27(7)     Third Amendment to Amended and Restated Loan and Security Agreement effective March 28, 1995
        10.28(10)     Form of Executive Director's Agreement for Gerald Couture
        10.29(10)     Stock Option Plan dated March 4, 1997
        10.30(10)     Stock Option Agreement with David Kazarian
        10.31(13)     Stock Subscription Agreement,  dated April 28, 1998, between the Company and LifeServ Technologies,
                      Inc.
        10.32(13)     Loan Agreement dated May 13, 1998, between Ella Kedan and LifeServ Technologies,  Inc., Performance
                      Pharmacy  Systems,   Inc.,  Cart-Ware  Inc.,   Medication  Management  Systems,  Inc.  and  Systems
                      Professional, Inc. and related Promissory Note and Security Agreement.
        10.33(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.34(13)     Form of Warrant dated May 13, 1998 between the Company and Ella Kedan
        10.35(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.36(13)     LINC Capital, Inc. - Sale and Leaseback Agreement dated February 23, 1998
        10.37(13)     Employment Agreement between LifeServ Technologies, Inc. and Michael T. Felix dated April 1, 1998
        10.38(13)     Employment Agreement between Medical Technology Systems,  Inc. and Michael P. Conroy dated March 1,
                      1998
        10.39(13)     Amendment  to Second  Amended and  Restated  Loan and  Security  Agreement  between the Company and
                      SouthTrust Bank dated April 16, 1998

        10.40(14)     Asset Acquisition Agreement dated August 4, 1998 between Medical Technology Laboratories,  Inc. and
                      Community Clinical Laboratories, Inc.
        10.41(14)     Loan Agreement dated May 13, 1998,  between Stanley D. Estrin Irrevocable Trust dtd March 16, 1993,
                      Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
        10.42(14)     Form of Warrant  dated May 13,  1998,  between  Stanley D. Estrin  Irrevocable  Trust dtd March 16,
                      1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
        10.43(14)     Form of Warrant  dated May 13,  1998,  between  Stanley D. Estrin  Irrevocable  Trust dtd March 16,
                      1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
        10.44(14)     Loan Agreement dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.45(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.46(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.47(14)     Loan  Agreement  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.48(14)     Form of Warrant  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.49(14)     Form of Warrant  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.50(15)     Asset  Acquisition  Agreement  dated May 25, 1999  between  LifeServ  Technologies,  Inc.,  Medical
                      Technology Systems, Inc. and AIMCare, Inc.
        10.51(16)     Loan Agreement dated October 16, 1998, between Joan L. Fitterling,  as Trustee, or her successor in
                      Trust of the Joan L.  Fitterling  Revocable  Trust dated  August 15,  1995 and  Medical  Technology
                      Systems, Inc.


                                       19

        10.52(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
           27(16)     Financial Data Schedule
*                     Incorporated  herein by reference to same  Exhibit(s),  respectively,  Registration  Statement  No.
                      33-40678 filed with the Commission on May 17, 1991
**                    Incorporated  herein by reference to same  Exhibit(s),  respectively,  Registration  Statement (SEC
                      File No. 33-17852)
***                   Incorporated herein by reference to Form 8-K filed on November 18, 1988
****                  Incorporated herein by reference to Form 8-K filed on November 16, 1989
(1)                   Incorporated herein by reference to Form 8-K for event dated November 8, 1991
(2)                   Incorporated herein by reference to Form 8-K for event dated November 14, 1991
(3)                   Incorporated herein by reference to Form 8-K for event dated May 27, 1991
(4)                   Incorporated herein by reference to Form S-3 filed April 16, 1993
(5)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1993
(6)                   Incorporated  herein by reference to Post Effective Amendment No. 1 to Form S-1 (File No. 33-40678)
                      dated October 14, 1993
(7)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1995
(8)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1996
(9)                   Incorporated  herein by  reference  to Form 10-Q dated  November  11,  1996 for the  quarter  ended
                      September 30, 1996
(10)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1997
(11)                  Incorporated herein by reference to Form 8-K dated May 2, 1997
(12)                  Incorporated  herein by  reference  to Form 10-Q dated  February  13,  1998 for the  quarter  ended
                      December 31, 1997
(13)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1998
(14)                  Incorporated  herein by reference to Form 10Q filed November 12, 1998 for quarter ending  September
                      30, 1998
(15)                  Incorporated herein by reference to Form 8K filed on June 9, 1999 for event dated May 25, 1999
(16)                  Filed herewith


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................    21


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 1999 and 1998...........    22

      Consolidated Statements of Operations for the years
          ended March 31, 1999, 1998 and 1997.............................    23

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          for the years ended March 31, 1999, 1998 and 1997...............    24

      Consolidated Statements of Cash Flows for the years ended
         March 31, 1999, 1998 and 1997....................................    25

      Notes to Consolidated Financial Statements.......................... 26-43


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON FINANCIAL
         STATEMENT SCHEDULE...............................................    45


FINANCIAL STATEMENT SCHEDULE

      Schedule II - Valuation and Qualifying Accounts.....................   S-1


      All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               Report of Independent Certified Public Accountants



Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida


     We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


GRANT THORNTON LLP
Tampa, Florida
July 6, 1999, except for paragraph 3 of
Note 9 to the financial statements as to which the date is July 16, 1999.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998
                                 (In Thousands)

                                     ASSETS

                                                                                       1999                 1998
                                                                                  ---------------      ---------------
   >
Current Assets:
     Cash                                                                         $          205       $          466
     Accounts Receivable, Net                                                              2,473                1,933
     Inventories                                                                           1,990                1,879
     Prepaids and Other                                                                       69                   67
                                                                                    -------------        -------------
     Total Current Assets                                                                  4,737                4,345

Property and Equipment, Net                                                                2,013                2,490
Other Assets, Net                                                                          1,761                1,548
Net Assets of Discontinued Operations                                                          0                3,149
                                                                                  ---------------      ---------------

Total Assets                                                                      $        8,511       $       11,532
                                                                                  ===============      ===============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Current Maturities of Long-Term Debt                                         $          874       $          294
     Accounts Payable and Accrued Liabilities                                              2,405                2,459
                                                                                  ---------------      ---------------
     Total Current Liabilities                                                             3,279                2,753

Net Liabilities of Discontinued Operations                                                 1,917                    0
Long-Term Debt, Less Current Maturities                                                   14,915               14,892
                                                                                  ---------------      ---------------
Total Liabilities                                                                         20,111               17,645
                                                                                  ---------------      ---------------
Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                                    1                    1
     Common Stock                                                                             64                   62
     Capital In Excess of Par Value                                                        8,583                8,588
     Accumulated Deficit                                                                 (19,920)             (14,433)
     Less:  Treasury Stock                                                                  (328)                (331)
                                                                                  ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                (11,600)              (6,113)
                                                                                  ---------------      ---------------
     Total Liabilities and Stockholders' Equity (Deficit)                         $        8,511       $       11,532
                                                                                  ===============      ===============

The accompanying notes are an integral part of these financial statements.


            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED MARCH 31, 1999, 1998 AND 1997
          (In Thousands; except Earnings Per Share Amounts)

                                                                                1999              1998             1997
                                                                          --------------    --------------   --------------

Revenue:
Net Sales and Services                                                    $      15,073     $      12,337    $      11,169

Costs and Expenses:
      Cost of Sales and Services                                                  8,381             6,964            6,183
      Selling, General and Administrative                                         4,327             3,723            3,071
      Depreciation and Amortization                                                 874               959              981
      Interest, Net                                                               1,158             1,061              583
                                                                          --------------    --------------   --------------
Total Costs and Expenses                                                         14,740            12,707           10,818
                                                                          --------------    --------------   --------------

Income (Loss) from Continuing Operations Before
  Income Taxes, Discontinued Operations and
  Extraordinary Gain                                                                333              (370)             351

Income Tax (Benefit) Expense                                                        125              (270)             131
                                                                          --------------    --------------   --------------

Income (Loss) from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                                    208              (100)             220

Loss from Operations of Discontinued Operations,
   Net of Income Tax in 1999 and 1997                                            (3,764)             (754)          (3,005)

Gain on Forgiveness of Debt of Discontinued Operations                              569                 0            3,500

Gain (Loss) on Disposal of Discontinued Operations,
  Net of Income Tax in 1999 and 1997                                             (2,500)                0            2,200

Extraordinary Gain on Forgiveness of Debt                                             0                 0           10,097
                                                                          --------------    --------------   --------------

Net Income (Loss)                                                         $      (5,487)    $        (854)   $      13,012
                                                                          ==============    ==============   ==============

Earnings (Loss) per Basic and Diluted Common Share:
      Income (Loss) from Continuing Operations                            $        0.03     $       (0.02)   $        0.04
      Income (Loss) from Discontinued Operations                                  (0.91)            (0.12)            0.47
      Extraordinary Gain on Debt Forgiveness                                       0.00              0.00             1.76
                                                                          --------------    --------------   --------------

Net Income (Loss) per Basic and Diluted Common Share                      $       (0.88)    $       (0.14)   $        2.27
                                                                          ==============    ==============   ==============

Weighted average Common Shares Outstanding - Basic and Diluted                    6,233             6,062            5,737
                                                                          ==============    ==============   ==============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                        (In Thousands Except Share Data)

                                                                             COMMON STOCK
                                    ------------------------------------------------------------------------------------------------
                                       Number          0.01           Capital in       Accumulated       Treasury         Total

                                       Shares          Value          Par Value
                                    -----------    -------------    -------------    ---------------   -------------    ------------
Balance, March 31, 1996              5,485,335     $         55     $      8,320     $      (26,591)   $       (331)    $   (18,547)

Stock Issued                           471,838                5              113                                                118

Net Income for Year Ended
   March 31, 1997                                                                            13,012                          13,012
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 1997              5,957,173     $         60     $      8,433     $      (13,579)   $       (331)    $    (5,417)

Stock Issued                           172,500                2              155                                                157

Net Loss for Year Ended
   March 31, 1998                                                                              (854)                           (854)
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 1998              6,129,673     $         62     $      8,588     $      (14,433)   $       (331)    $    (6,114)

Stock Cancellation                     (10,800)                               (3)                                 3

Stock Issued                           287,318                2               (2)

Net Loss for Year Ended
   March 31, 1999                                                                            (5,487)                         (5,487)
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 1999              6,406,191     $         64     $      8,583     $      (19,920)   $       (328)    $   (11,601)
                                    ===========    =============    =============    ===============   =============    ============

                                                                       VOTING PREFERRED STOCK
                                    ------------------------------------------------------------------------------------------------
                                      Number           $0001.
                                        of               Par
                                      Shares            Value
                                    -----------      -----------
Balance, March 31, 1997              6,500,000     $          1                                                         $         1
                                    -----------    -------------                                                        ------------

Balance, March 31, 1998              6,500,000     $          1                                                         $         1
                                    -----------    -------------                                                        ------------

Balance, March 31, 1999              6,500,000     $          1                                                         $         1
                                    -----------    -------------                                                        ------------

Total Stockholders' (Deficit)
   March 31, 1999                                                                                                       $   (11,600)
                                                                                                                        ============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                                                                         1998             1997              1999
                                                                                    -------------    --------------    -------------
Operating Activities
    Net Income (Loss) from Continuing Operations                                    $        208     $        (100)    $        220
                                                                                    -------------    --------------    -------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided (Used) by Operating Activities:
      Depreciation and Amortization                                                          874               959              981
      Legal Settlements                                                                      226                 0                0
      Loss on Early Retirement of Fixed Assets                                                21                 7                0
      Deferred Income Taxes                                                                  125                 0              131
      (Increase) Decrease in:
         Accounts Receivable                                                                (541)             (584)             887
         Income Taxes Receivable                                                               0                 0              880
         Inventories                                                                        (110)             (114)             (24)
         Prepaids and Other                                                                   29                59             (255)
         Other Receivables                                                                     0               350             (350)
         Other Assets                                                                          0              (230)               0
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                      285             1,244             (864)
                                                                                    -------------    --------------    -------------
    Total Adjustments                                                                        909             1,691            1,386
                                                                                    -------------    --------------    -------------
    Net Cash Provided (Used) by Continuing Operations                                      1,117             1,591            1,606
                                                                                    -------------    --------------    -------------

Investing Activities
    Expended for Property and Equipment                                                     (297)             (198)            (149)
    Expended for Product Development                                                        (159)             (196)            (131)
    Expended for Patents and Other Assets                                                   (114)              (48)             (43)
    Expended for Acquisition, Net of Cash Acquired                                           (95)                0                0
                                                                                    -------------    --------------    -------------
    Net Cash Used by Investing Activities of Continuing Operations                          (665)             (442)            (323)
                                                                                    -------------    --------------    -------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                            (309)              (44)          (1,358)
    Advances to Affiliates - Discontinued Operations                                        (754)           (1,406)            (427)
    Issuance of Common Stock                                                                   0                 7                0
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                              350                 0                0
                                                                                    -------------    --------------    -------------
    Net Cash Used by Financing Activities of Continuing Operations                          (713)           (1,443)          (1,785)
                                                                                    -------------    --------------    -------------

Net Decrease in Cash - Continuing Operations                                                (261)             (294)             (75)
Cash at Beginning of Period - Continuing Operations                                          466               760              835
                                                                                    -------------    --------------    -------------
Cash at End of Period - Continuing Operations                                       $        205     $         466     $        760
                                                                                    =============    ==============    =============

See Note 20 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                        NOTE 1 - BACKGROUND INFORMATION


     Medical Technology Systems, Inc. (the "Company") is a Delaware corporation, incorporated in March of 1984. The Company is a holding company that historically operated through a number of separate subsidiaries providing a diverse line of proprietary medication dispensing systems, clinical information systems and laboratory services to the health care industry. The Company's principal businesses primarily consisted of the following reportable segments:
(i) the core business of manufacturing and selling proprietary medication dispensing systems, which include punch cards for use by pharmacies in dispensing prescription medicines; (ii) the Health Care Information Systems business consisting of the Performance(TM) pharmacy software, the MedServ and E-mar computerized medication management systems for hospitals and other health care facilities, and Cygnet, the fetal monitoring and archiving information systems for obstetrical clinics of hospitals and doctors' offices; and (iii) the Clinical Laboratory Services business of supplying anatomical diagnostic testing services to the medical profession.

     Subsequent to March 31, 1999, the Company sold LifeServ Technologies, Inc. ("LifeServ") its Health Care Information Systems segment. In addition, the Company began discussions with potential buyers to sell Medical Technology Laboratories, Inc. ("MTL"), its Clinical Laboratory Services segment, and has committed to either sell the business to other potential buyers or abandon it. The operations of both business segments have been treated as discontinued in the accompanying financial statements. The Company realized a gain on the disposal of its Health Care Information Systems segment that will be recognized at the disposal date, which occurred on May 27, 1999. The disposal of the Clinical Laboratory Services segment is anticipated to occur during the second quarter of fiscal year 2000. The Company expects to realize a loss in the disposal of this segment and has provided for the estimated loss in the accompanying consolidated financial statements.

     During the fourth quarter of fiscal 1996, voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division (the "Bankruptcy Court") were filed for four of its subsidiaries (the "MTS debtors"). Plans of Reorganization for each of the MTS debtors were approved by the Bankruptcy Court on September 4, 1996. On July 10, 1997, Medication Management Technologies, Inc. ("MMT") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. On June 12, 1998, the Plan of Reorganization for MMT was confirmed by the bankruptcy court. The Plan of Reorganization for all MTS debtors and MMT provided for the restructuring of amounts and repayment terms for secured and unsecured creditors.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), MTL and LifeServ. MTL and LifeServ represent discontinued operations, and accordingly, these discontinued segments' net assets or net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations" for 1999 and "Net Assets of Discontinued Operations" for 1998. The results of operations of these discontinued segments for 1999, 1998 and 1997 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations. In addition, the 1997 Statement of Operations include the operations of Vangard Labs, Inc. ("Vangard") as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Discontinued Operations
-----------------------

     The Company`s Health Care Information Systems business (LifeServ) and its Clinical Laboratory Services business (MTL) were classified as discontinued operations in fiscal 1999. The assets of LifeServ were sold in May 1999 and MTL is expected to be disposed of in fiscal year 2000 (see Note 3). The Company's generic drug repackaging business, Vangard was classified as a discontinued operation in fiscal year 1996 and disposed of in April 1997 (see Note 3).

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has estimated the contractual adjustments that third party payors apply to the fee schedules used by MTL to determine the amount that will ultimately be paid to MTL for services provided. The Company has also estimated the loss on disposal of MTL. The amount of the actual loss may vary from the estimate based upon the method of ultimately disposing of the business. Actual results could differ from those estimates.

Cash
----

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. As of March 31, 1999 and 1998, the Company has established an inventory valuation allowance of $140,000 and $0 respectively, to account for the estimated loss in value of inventory due to obsolescence. The Company will continue to evaluate the inventory and review the valuation allowance if deemed necessary.

Revenue Recognition
-------------------

     The Company recognizes revenue when products are shipped by MTS Packaging. MTL (discontinued operations) recognizes revenue from the clinical laboratory services net of estimated contractual adjustments resulting from the unpaid portion of the assigned insurance billings and other third party payers, as services are performed. LifeServ (discontinued operations) recognizes revenue when systems are placed in service.

     The American Institute of Certified Public Accounts ("AICPA") has issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition", which is effective for fiscal years beginning after December 15, 1997. SOP 97-2 establishes certain criteria, which must be satisfied prior to the recognition of revenue for licensing, selling, leasing or otherwise marketing computer software. The Company adopted SOP 97-2 in fiscal 1999, which had no material impact on the Company's financial statements.

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

          Property and Equipment.............  3-7
          Leasehold Improvements.............    5

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

     Effective April 1, 1998, the Company implemented the AICPA's SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. Costs related to the preliminary project stage are expensed as incurred. Specified costs related to the application development stage are capitalized if the preliminary project is complete, management has authorized the project, and completion of the project is probable. Costs incurred in the post-implementation/operation stage for training and maintenance are expensed as incurred. The implementation of SOP 98-1 did not have a material effect on the Company's financial statements.

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

Earnings (Loss) Per Share
-------------------------

     Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 18).

Research and Development
------------------------

     The Company expenses research and development costs as incurred. During fiscal 1999, 1998 and 1997, the Company dedicated its resources to the completion of product development projects and therefore did not incur any material research and development costs.

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

Stock Based Employee Compensation
---------------------------------

     The Company accounts for its stock options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting the stock options only if the current market price of the underlying stock exceeded the exercise price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company also provides certain pro forma disclosure provisions of Statement 123 (See Note 15).

Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to
--------------------------------------------------------------------------------
be Disposed Of
--------------

     Long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses recognized in 1999, 1998 and 1997. In conjunction with discontinued operations (see Note 3), there were evaluation adjustments made in 1999.

Bankruptcy Related Accounting Matters and Extraordinary Gain
------------------------------------------------------------

     In 1997, in conjunction with the Company's Plan of Reorganization confirmed by the Bankruptcy Court, the Company's debt with its primary bank and its unsecured creditors was reduced, resulting in an extraordinary gain of approximately $10.1 million. Since the voting control of the Company's stock remained the same as a result of the confirmation of the Plan of Reorganization in 1997, fresh start accounting was not used in 1997 accordance with AICPA SOP 90-7. However, the liabilities compromised by the confirmed plans were recorded at the present values of the amounts to be paid.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of cash receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

     The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

Segment Information
-------------------

     The Company has adopted SFAS No. 131 "Disclosures about Segments of a Business Enterprise". As continuing operations of the Company are conducted through one business segment as of March 31, 1999 (see Note 3), segment disclosures, as previously reported, are not provided for in these financial statements.


NOTE 3 - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1999, the Company implemented a strategy of focusing its resources in its core business, MTS Packaging, and divesting of the other two business segments it historically operated.

     In May 1999, the Company sold LifeServ, its Health Care Information Systems business segment. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration of the assumption of certain stated liabilities of approximately $5 million. During fiscal 1999, LifeServ had revenue of $5.2 million, costs and expenses of $8.9 million, and a gain on debt forgiveness of $500,000 resulting in a loss from discontinued operations of $3.7 million. LifeServ's net revenue for fiscal year 1998 and 1997 were $4.3 million and $1.9 million respectively. The sale resulted in a gain of approximately $1.3 million, which has been recognized in the first quarter of fiscal year 2000.

     The Company is discussing the possible sale of its Clinical Laboratory Services subsidiary, MTL, with several potential buyers. In the event that a sale does not close, management has committed itself to a plan to dispose of MTL either through a sale to another potential buyer or abandon the business. MTL had revenue of $14.0 million and costs and expenses of $14.1 million resulting in a net loss from discontinued operations of $164,000 during the year ended March 31, 1999. MTL's net revenue for years 1998 and 1997 were $7.4 million and $6.1 million. A pre-tax charge of approximately $2.5 million for a loss on disposal of MTL has been recorded in fiscal year 1999 and is shown in the Consolidated Statement of Operations as estimated loss on disposal of discontinued operations.

     The carrying value of the net assets of discontinued operations at March 31, 1999 and 1998 are comprised of the following.

                                           LifeServ                     MTL                        Total
                                                                                        Discontinued Operations
                                   ------------------------   ------------------------    ------------------------
                                      1999          1998         1999          1998          1999           1998
                                   ----------    ----------   -----------   ----------    ----------    ---------
 Current Assets                    $ 1,047       $ 1,481       $ 3,945      $ 2,462       $ 4,992       $ 3,943
 Other Assets                        2,088         2,390            71        1,046         2,159         3,436
                                   - --------    - --------   -- --------   - --------    - --------    - --------
 Total Assets                      $ 3,135       $ 3,871       $ 4,016      $ 3,508       $ 7,151       $ 7,379
                                   - --------    - --------   -- --------   - --------    - --------    - --------

 Current Liabilities               $ 4,532       $ 1,742       $ 2,876      $   941       $ 7,408       $ 2,683
 Long-Term Liabilities                 346         1,313         1,314          234         1,660         1,547
                                   - --------    - --------   -- --------   - --------    - --------    - --------
 Total Liabilities                 $ 4,878       $ 3,055       $ 4,190      $ 1,175       $ 9,068       $ 4,230
                                   - --------    - --------   -- --------   - --------    - --------    - --------

 Net   Assets    (Liabilities)
 of    Discontinued Operations     $ (1,743)     $   816       $  (174)     $ 2,333       $ (1,917)     $ 3,149
                                   = ========    = ========   == ========   = ========    = ========    = ========

     The charge of $2.5 million for a loss on disposal of MTL resulted in a reduction of the carrying value of assets of approximately $2.0 million (goodwill of approximately $900,000 and equipment of approximately $1,100,000) and a reserve of $500,000, included in current liabilities, for the estimated costs of disposal and operating losses through the disposal date.

     In January 1996, the operations of Vangard Labs, Inc. ("Vangard") were curtailed, and Vangard filed a Voluntary Petition under Chapter 11 in the bankruptcy court in February 1996 and was subsequently sold in April 1997. The proceeds of the sale, approximately $3.1 million, were utilized to reduce the Company's outstanding obligation to its principal lender. In addition, the buyer assumed certain liabilities of Vangard of $673,000. As a result of the sales, the Company recognized an extraordinary gain on the disposal of the assets of Vangard of $2.2 million, net of income taxes, in the fiscal year ended March 31, 1997.

     During 1997, Vangard was principally managed by a plan trustee approved by the bankruptcy court. Vangard's operations were minimal, basically at a maintenance level only with revenue of $550,000. Vangard's costs and expenses totaled $3.7 million, creating a loss from operations of $2.8 million, before the effect of the gain of $3.5 million recognized from the forgiveness of Vangard's pre-petition unsecured creditors ($2.7 million) debt as part of the bankruptcy proceedings and the gain on forgiveness of a post petition loan made by Vangard's bank ($800,000).

NOTE 4 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

     Accounts Receivable consist of the following:

                                                                           March 31,         March 31,
                                                                             1999               1998
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                 Accounts Receivable                                    $    2,684       $     2,111
                 Less:  Allowance for Doubtful Accounts                       (211)             (178)
                                                                        -------------    -------------
                                                                        $    2,473       $     1,933
                                                                        =============    ==============

     Substantially all of the Company's accounts receivable are pledged as collateral on bank notes.

     The geographic sales of the Company are in the United States. There were 2, 1 and 3 customers whose sales exceeded 10% of revenue for 1999, 1998 and 1997, respectively.


NOTE 5 - INVENTORIES

     Inventories consist of the following:

                                                                           March 31,         March 31,
                                                                             1999               1998
                                                                        -------------    --------------
                                                                                  (In Thousands)
                 Raw Material                                           $       767       $        530
                 Finished Goods and Work in Process                           1,363              1,349
                 Less:  Inventory Valuation Allowance                          (140)                 0
                                                                        -------------    --------------
                                                                        $     1,990       $      1,879
                                                                        =============    ==============

     Substantially all of the Company's inventories are pledged as collateral on bank notes.


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           March 31,         March 31,
                                                                             1999               1998
                                                                        -------------    --------------
                                                                                  (In Thousands)
                 Property and Equipment                                 $     6,298       $      6,190
                 Leasehold Improvements                                         695                693
                                                                        -------------    --------------
                                                                              6,993              6,883
                 Less: Accumulated Depreciation and Amortization             (4,980)            (4,393)
                                                                        -------------
                                                                                         ==============
                                                                        $     2,013       $      2,490
                                                                        =============    ==============

     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

     Depreciation expense and amortization of leasehold improvement totals approximately $723,000, $880,000 and $943,000 for fiscal years ending March 31, 1999, 1998 and 1997 respectively.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:

                                                                          March 31,          March 31,
                                                                             1999               1998
                                                                       --------------     --------------
                                                                                 (In Thousands)
                 Accounts Payable/Trade                                $      1,198       $      1,167
                 Accrued Liabilities:
                     Salaries & Commissions                                     518                250
                      Medical Claims                                            100                122
                      Interest                                                   27                 97
                      Legal                                                       0                 68
                      State Taxes                                                25                404
                      Royalties                                                 200                104
                      Deferred Revenue                                           85                  0
                      Other                                                     252                247
                                                                       --------------    --------------
                                                                       $      2,405       $      2,459
                                                                       ==============    ==============


NOTE 8 - OTHER ASSETS

     Other assets consists of the following:

                                                                          March 31,          March 31,
                                                                             1999               1998
                                                                       --------------    --------------
                                                                                 (In Thousands)
                 Goodwill                                              $        588       $        498
                     Less:  Accumulated Amortization                            (27)                (5)
                                                                       --------------    --------------
                                                                       $        561       $        493
                                                                       --------------    --------------

                 Product Development                                   $        530       $        327
                     Less:  Accumulated Amortization                            (89)                 0
                                                                       --------------    --------------
                                                                       $        441       $        327
                                                                       --------------    --------------

                 Patents                                               $      1,109       $      1,109
                     Less:  Accumulated Amortization                           (473)              (423)
                                                                       --------------    --------------
                                                                       $        636       $        686
                                                                       --------------    --------------

                 Other                                                          125                 42
                      Less:  Accumulated Amortization                            (2)                 0
                                                                       --------------    --------------
                                                                       $        123       $         42
                                                                       --------------    --------------

                 Total Other Assets, Net                               $      1,761       $      1,548
                                                                       ==============    ==============

     Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

NOTE 9 - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                      March 31,         March 31,
                                                                                         1999             1998
                                                                                    ------------     -------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately  $11.4  million  on that  date  secured  by all  tangible  and intangible assets of the Company.
                                                                                     $  14,806       $    15,000

  Unsecured Notes Payable plus interest at 12% through  February 1999, and 18%
    until repaid.                                                                          150                 0

  Unsecured Notes Payable due September 1999 plus interest at 12%.                         200                 0

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      193                 0

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  284                 0

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2000.                                        156               186
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 15,789            15,186
  Less Current Portion                                                                    (874)             (294)
                                                                                    ============    =============
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  14,915       $    14,892
                                                                                    ============    =============

     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     At March 31, 1999, the Company was in violation of certain covenants of the bank term loan agreement. The Company requested a waiver of certain defaults, which may have occurred under the loan agreement as a result of these violations. On July 16, 1999, the bank provided the Company with a waiver of the defaults through June 30, 1999. In addition, the bank and the Company agreed to modify these financial covenants of the loan agreement for results of operations subsequent to July 1, 1999. The covenants prohibit the Company from exceeding a maximum deficit net worth and provide for limits on annual capital expenditures as well as the maintenance of certain financial ratios.

     In August 1998, the Company borrowed $150,000 from three individuals, including $100,000 from the Chairman and C.E.O. to support the operations of Medical Technology Laboratories, Inc. ("MTL"). The terms and conditions of these obligations provide for repayment within six months from the borrowing date including interest payable at 12% per annum. In addition, the notes provide the lenders with warrants to purchase 88,500 shares of common stock of the Company at $.75 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. The obligation is currently in default for non-payment.

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation include repayment on September 1, 1999 including interest at 12% per annum. The notes provide the lenders with warrants to purchase 100,000 shares of common stock of the company at $.75 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 800,000 and 18,000 shares of common stock at $.05 and $.75 per share, respectively, for a period of ten (10) years. In addition, the note is secured by 290,313 shares of the Company's common stock owned by the Chairman and C.E.O.

     The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 1999:

                              (In  Thousands)
               2000. . . . . . . $    874
               2001. . . . . . . $    477
               2002. . . . . . . $    505
               2003. . . . . . . $    512
               2004. . . . . . . $    542
               Thereafter. . . . $ 12,879

     Interest expense from continuing operations for the years 1999, 1998 and 1997 amounted to $1,167,000, $1,145,000 and $652,000 respectively.

     Long-term debt included in net assets of discontinued operations consists of the following:


  LifeServ                                                                            March 31,         March 31,
                                                                                         1999             1998
                                                                                    -------------    -------------
                                                                                             (In Thousands)

  Demand note past due at March 31, 1999 plus interest at default rate of 18%.       $     395       $         0

  Note payable;  interest at 12% payable  $20,026 per month  including  interest maturing September 1, 2002. Secured by equipment at a customer site and
    the payments from a lease contract receivable.                                         536               688

  Capital lease  obligations  payable monthly at various amounts through March
    2000.                                                                                   72                80
                                                                                    ------------     -------------
  Long-Term Debt related to discontinued operations                                      1,003               768
  Less Current Portion                                                                    (657)             (281)
                                                                                    ------------     -------------
  LONG-TERM DEBT RELATED TO DISCONTINUED OPERATIONS DUE AFTER 1 YEAR
                                                                                    $      346       $       487
                                                                                    ============     =============


  MTL                                                                                 March 31,         March 31,
                                                                                         1999             1998
                                                                                    ------------     -------------
                                                                                             (In Thousands)
  Seller financing  under Tampa  Pathology  Acquisition  Agreement face value of
    $487,628 discounted at 10% with variable monthly payments until satisfied,
    subject to compromise at March 31, 1996.                                         $     234       $       234

  Seller Financing under Community Clinical Laboratories, Inc. (CCL) Acquisition
    Agreement,  maximum  face  amount  of $2.5  million  discounted  at 10% with variable  quarterly  payments based upon 9% of cash  collections  from tests performed for customers acquired pursuant to the acquisition
    agreement until satisfied or for 5 years, whichever comes first.                     1,058                 0

  Capital  Lease  obligation  for equipment  acquired  from CCL;  interest and
    principal payable monthly at various amounts through May 2001.                         130                 0

  Other Notes and  Agreements;  interest  and  principal  payable  monthly and
    annually at various amounts through March 2000.                                         79                50
                                                                                    ------------     -------------
  Long-term debt related to discontinued operations.                                     1,501               284
  Less Current Portion                                                                    (187)              (50)
                                                                                    ------------     -------------
  LONG-TERM DEBT RELATED TO DISCONTINUED OPERATIONS DUE AFTER 1 YEAR
                                                                                    $    1,314       $       234
                                                                                    ============     =============


NOTE 10 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 1999.

                             (In Thousands)
               2000..............$  350
               2001..............$  335
               2002..............$  121
               2003..............$   48
               Thereafter........$   12

     Rent expense amounted to $311,000, $266,000 and $309,000, for the years ended March 31, 1999, 1998 and 1997, respectively.


NOTE 11 - 401(K) PROFIT SHARING PLAN

     The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and may be matched by the Company up to certain limits. For the year ended March 31, 1999, the Company contributed $22,000 to the Plan. For the years ended March 31, 1998 and 1997, the Company made no contributions to the Plan.

NOTE 12 - SELF INSURANCE PLAN

     The Company has a Medical Health Benefit Self-insurance Plan, which covers substantially all of its employees. The Company is reinsured for claims that exceed $30,000 per participant and has an annual maximum aggregate limit of approximately $650,000.


NOTE 13 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust"), which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $51,000, $50,000 and $76,000 in the years ended March 31, 1999, 1998, and 1997, respectively. Accrued royalty payments due as of March 31, 1999 and 1998 total approximately $75,000 and $104,000, respectively.

     Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding Common Stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock, which have two votes per share for all matters submitted to the holders of the Common Stock of the Company.

     Siegel had outstanding indebtedness to the Company at March 31, 1999 and March 31, 1998 of approximately $0 and $10,466.


NOTE 14 - TAXES

     The components of related income taxes provided on continuing operations were as follows:

                                                                               Years Ended March 31,
                                                                 ------------------------------------------------
                                                                     1999             1998             1997
                                                                 ------------     ------------     ------------
                                                                                  (In Thousands)
   Current Tax (Benefit):
       Federal                                                   $        0        $     (270)      $        0
       State                                                              0                 0                0
                                                                 ------------     ------------     ------------
                                                                          0              (270)               0
                                                                 ------------     ------------     ------------
   Deferred Tax:
       Federal                                                   $      117        $        0       $      123
       State                                                              8                 0                8
                                                                 ------------     ------------     ------------
                                                                 $      125        $     (270)      $      131
                                                                 ============     ============     ============

     In 1999, income tax expense and benefit of equal and offsetting amounts of $125,000 were allocated to continuing and discontinued operations, respectively.

     Total income tax (benefit) expense for 1999, 1998 and 1997 from continuing operations resulted in effective tax rates of 37.5%, (73.0%) and 37.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 34.0%-35.0% on the continuing operations are as follows:

                                                                               Years Ended March 31,
                                                                 ------------------------------------------------
                                                                      1999             1998             1997
                                                                 ------------     -------------    -------------
                                                                                  (In Thousands)
   Tax (Benefit) Expense at U.S. statutory rate                  $      117       $     (382)      $     123
   State Income Tax, Net                                                  8              (41)              8
   Current tax benefit not recognized                                     0              423               0
   Effect of prior year carryback, not previously recognized              0             (270)              0
                                                                 ------------     ------------    ------------
                                                                 $      125       $     (270)      $     131
                                                                 ============     ============    ============

     Deferred taxes for continuing operations consist of the following:

                                                                          March 31, 1999         March 31, 1998
                                                                        -----------------      -----------------
                                                                                     (In Thousands)

   Deferred Tax Assets:

       Depreciation/Amortization Temporary Difference                   $          222         $         997

       Allowance for Doubtful Accounts                                              79                   230

       Inventory Valuation Allowance                                                52                   101

       Tax Loss Carry Forward                                                    5,240                 4,234

       Reserves and Provisions                                                     212                   327
                                                                        ----------------      ----------------

       Gross Deferred Tax Asset                                                  5,805                 5,889
                                                                        ----------------      ----------------

       Less Valuation Allowance                                                 (5,805)               (5,889)
                                                                        ----------------      ----------------

       Deferred Income Taxes                                            $            0         $           0
                                                                        ================      ================

     At March 31, 1999, the Company had deferred tax assets available from continuing operations of approximately $5.8 million as shown above. Deferred taxes for discontinued operations as of March 31, 1999 total approximately $2.2 million consisting principally of estimated losses on disposal of segments and depreciation/amortization temporary differences. A tax benefit has not been recorded for these assets, as it is not yet more likely than not that these benefits will be realized by reducing future taxable income. At March 31, 1999, the Company had approximately $13.7 million of carryforward losses that will expire by 2013 that are available to offset future taxable income.

     The March 31, 1998 deferred tax asset amounts presented include both continuing and discontinued operations, as it is not currently practical to segregate the amounts.

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

     Stockholders' Equity (Deficit) consists of the following:

                                                       March 31,             March 31,            March 31,
                                                         1999                  1998                  1997
                                                   ----------------      ----------------     -----------------
      Voting Preferred Stock:
          Par Value $.0001 Per Share
          Authorized Shares                            7,500,000             7,500,000             7,500,000
          Issued Shares                                6,500,000             6,500,000             6,500,000
          Outstanding Shares                           6,500,000             6,500,000             6,500,000

                                                       March 31,             March 31,            March 31,
                                                         1999                  1998                  1997
                                                   ----------------      ----------------     -----------------
      Common Stock:
          Par Value $.0001 Per Share
          Authorized Shares                           25,000,000            25,000,000            25,000,000
          Outstanding Shares                           6,358,991             6,071,673             5,917,173
          Issued Shares                                6,406,191             6,129,673             5,975,173


Common Stock

     During fiscal 1999, the Company issued 287,318 shares of common stock to complete a previous agreement (see below).

     During fiscal 1998, the Company issued 150,000 shares of common stock in lieu of a debt payment to a former employee of the Company. These shares were valued based upon the value of the debt payment reduction, and the agreement required additional shares to be issued one year later such that the total value of all shares issued be equal to $150,000. In addition, 22,500 shares were issued to employees for services and were valued at $0.32 per share, which was the approximate market value at the time they were issued.


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

                                                                       1999              1998             1997
                                                                  -------------     -------------    --------------

Net Income (Loss)                        As Reported              $  (5,487)        $    (854)       $    13,012
                                         ProForma                 $  (5,589)        $  (1,066)       $    12,751

Earnings (Loss) Per Common Share         As Reported              $    (.88)        $    (.14)       $      2.27
                                         ProForma                 $    (.90)        $    (.18)       $      2.22

     The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively, no dividend yield for all years, expected volatility of 148, 131 and 109 percent; risk-free interest rates of 5.10, 5.81 and 6.44 percent, and expected lives of 4.0, 3.7 and 5.4 years.

     Activity related to options is as follows:

                                                                                            Weighted Average
                                                               Number of Shares                 Exercise
                                                                                             Price per Share
                                                             --------------------         --------------------
         Outstanding at March 31, 1996                                 400,734                        $2.25
               Granted in Fiscal 1997:
               Officers & Directors                                    145,000                        $1.00
               Employees                                               471,878                        $1.04
               Options Expired                                         (1,323)                        $1.40
                                                             --------------------         --------------------

         Outstanding at March 31, 1997                               1,016,289                        $1.51
               Granted in Fiscal 1998:
               Officers and Directors                                  152,000                        $1.00
               Employees                                               412,000                        $1.00
               Options Expired                                        (22,170)                        $2.62
                                                             --------------------         --------------------

         Outstanding at March 31, 1998                               1,558,119                        $1.31
               Granted in Fiscal 1999:
               Officers and Directors                                   22,000                        $0.75
               Employees                                               115,000                        $1.00
               Options Expired                                       (117,688)                        $1.77
                                                             --------------------         --------------------

         Outstanding at March 31, 1999                               1,577,431                        $1.25
                                                             ====================         ====================


Outstanding Shares
------------------
                                                                Weighted Average
                Range of                   Number            Remaining Contractual       Weighted Average
            Exercise Prices              Outstanding                  Life                Exercise Price
                                                                    (Years)
        -----------------------      ------------------      ---------------------     -------------------

           $1.00 - $1.63                1,532,895                    7.2                     $1.10
           $4.00 - $6.00                   31,250                    3.6                     $4.90
           $6.38 - $10.00                  13,286                    5.0                     $9.17

Exercisable Shares
------------------

           $1.00 - $1.63               1,122,562                     7.0                     $1.14
           $4.00 - $6.00                  31,250                     3.6                     $4.90
           $6.38 - $10.00                 13,286                     5.0                     $9.17


     The options outstanding at March 31, 1999 expire on various dates commencing in March 2001 and ending in March 2009.

     The weighted average grant date fair value of options during fiscal year 1999, 1998 and 1997 was $.28, $.29 and $.54 respectively.

     At March 31, 1998 and 1997, exercisable options totaled 673,984 and 415,601 at weighted average exercise prices of $1.68 and $2.09, respectively.


Warrants
--------

        Activity related to warrants is as follows:
                                                                      Number of Shares         Weighted Average
                                                                                                Price Per Share
                                                                    --------------------      ------------------
        Outstanding at March 31, 1996 through March 31, 1998             1,320,000                  $7.00
        Granted in Fiscal 1999                                             209,000                  $0.75
                                                                    --------------------      ------------------
        Outstanding at March 31, 1999                                    1,529,000                  $6.15
                                                                    ====================      ==================


     Of the warrants outstanding at March 31, 1999, 1,320,000 expire in July 1999 with the remaining warrants expiring in March 2009.

     The weighted average grant date fair value of warrants during fiscal year 1999 was $.25.

     During fiscal year 1995, the Company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. Additional compensation payable for the years ended March 31, 1999, 1998 and 1997 totaled $0, $0 and $53,000, respectively.

NOTE 16 - BUSINESS ACQUISITION

     In September 1998, the Company, through its subsidiary MTL, entered into an agreement to purchase certain assets of Community Clinical Laboratories, Inc. ("CCL"), principally equipment and goodwill/customer base, in exchange for a $2,500,000 contingent note payable for a period of five years. The primary operations of CCL were previously suspended in July 1998 when certain agencies of both the State of Florida and the Federal Government revoked CCL's ability to seek reimbursement for its laboratory testing services from both the Medicare and Medicaid programs and seized CCL's accounting records.

     During the third quarter of fiscal year 1999, the Company recorded the acquisition of the assets of CCL as a purchase. Accordingly, the Company estimated the amount ultimately payable pursuant to the contingent note payable and allocated the total estimated cost of the acquisition to equipment based upon an independent appraisal, and the remainder to goodwill/customer base. During the fourth quarter, the Company changed its preliminary estimate of the present value of the amount that may be ultimately payable on the contingent note payable from approximately $2,000,000 to approximately $1,058,000 based on a more thorough analysis of historical and expected cash collections and correspondingly reduced the amount of goodwill/customer base recorded to approximately $250,000. The goodwill/customer base has a ten-year amortization period.

     As a result of the uncertainty related to the operations of CCL prior to the acquisition of certain assets by MTL and the lack of reliable financial information related to the historical operation of CCL, as well as due to management's decision in fiscal 1999 to sell or abandon MTL, pro-forma results as if the business combination occurred April 1, 1997 and 1998 are not deemed meaningful and have not been presented.


NOTE 17 - SUBSEQUENT EVENT

     On May 27, 1999, the Company sold the assets of its subsidiary, LifeServ (See Note 3).


NOTE 18 - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

                                                                Year Ended          Year Ended          Year Ended
                                                              March 31, 1999      March 31, 1998      March 31, 1997
                                                              --------------      --------------     ---------------
Basic and Diluted

    Actual   weighted   average   shares   outstanding;
    weighted   average   shares   used  in  income  per
    calculation - basic and diluted                             6,223,000           6,062,000           5,737,000
                                                              ==============      ==============     ===============

     The following table set forth the computation of historical basic and diluted earnings (loss) per share:

                                                                   1999                1998                1997
                                                             ---------------      --------------     ---------------
Numerator:
   Net Income (Loss)                                          $(5,487,000)         $ (854,000)        $ 13,012,00
                                                             ===============      ==============     ===============

Denominator:
    Denominator  for basic  and  diluted  earnings  per
    share- weighted average shares outstanding                  6,233,000           6,062,000           5,737,000
                                                             ===============      ==============     ===============

Net Income (Loss) Per Common Share - Basic                     $    (0.88)          $   (0.14)           $   2.27
                                                             ===============
                                                                                  ==============     ===============
Net Income (Loss) per Common Share - Diluted                   $    (0.88)          $   (0.14)           $   2.27
                                                             ===============      ==============     ===============

     The effect of all options and warrants (see Note 15) for all years were not included in the calculation of net income (loss) per diluted common share as the effect would have been anti-dilutive.


NOTE 19 - CONTINGENCIES

     The Company sold its subsidiary LifeServ in May 1999 (See Notes 2 and 18). The buyer assumed all stated liabilities of LifeServ including a certain long-term obligation of approximately $536,000 payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor.

     In November 1998, the Company's subsidiary, MTL, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The requests followed an onsite review of MTL's billing procedures by agencies of both the State of Florida and the federal government. The Company has requested a hearing in the matter, and MPS and AHCA have suspended the recoupment of the refund until the hearing takes place. Although MTL believes that MPS's determination and the request for refunds are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse effect on the Company's financial condition and results of operation.

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     The year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the year 2000. The potential effect of the year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and hereafter. If year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE 20 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                 1999          1998         1997
                                                                              ----------   -----------   ----------
   Supplemental Disclosure of Cash flow Information

      Cash Paid for Interest                                                  $  1,153      $   1,048     $    583
      Cash Received from Income Tax Refund                                    $      0      $     270     $    880
   Supplemental Cash Flow Information for Discontinued Operations

      Operating Activities:
        Net Cash Provided by Discontinued Operations                          $   (477)     $  (1,286)    $   (478)
      Investing Activities
        Net Cash Used by Investing Activities of Discontinued Operations        (1,527)          (679)        (261)

      Financing Activities:
      Net Cash Provided by Financing Activities of Discontinued Operations
                                                                                 2,207          1,967          465

      Net Increase (Decrease) in Cash - Discontinued Operations                    203              2         (274)
      Cash at Beginning of Period - Discontinued Operations                       (142)          (144)         130
                                                                              =========      =========    =========
      Cash at End of Period - Discontinued Operations                         $     61       $   (142)    $   (144)
                                                                              =========      =========    =========

     Other non-cash investing and financing activities are as follows:

     Continuing Operations
     ---------------------

     During fiscal 1998, the Company reduced a debt obligation $150,000 through the issuance of common stock.

     During fiscal 1998, the Company acquired a patent as satisfaction of a receivable in the amount of $201,000.

     Discontinued Operations
     -----------------------

     During fiscal year 1999,  the Company  acquired  certain assets of CCL (See
Note 16) in exchange for a contingent note valued at $1,058,000 and assumption of a capital lease obligations valued at $151,000. The assets acquired had a fair value of $1,209,000.

     During fiscal 1998, the Company purchased Cygnet for a cash payment of $357,000 (net of cash acquired) and assumption of liabilities of $1,247,000. The assets acquired had a fair value of $517,000 (net of cash acquired).

     During fiscal 1998, the Company redeemed a minority interest share of a subsidiary's common stock resulting in a $160,000 addition to goodwill and accrued expenses.

     See Notes 1 and 3 for fiscal 1997 forgiveness of debt (extraordinary gain) and gain on disposal of discontinued operations.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDICAL TECHNOLOGY SYSTEMS, INC.



Dated: July 16, 1999                   By: /s Todd E. Siegel
                                       ---------------------------------------
                                       Todd E. Siegel, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,    July 16, 1999
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel

 /s David Kazarian          Director                               July 16, 1999
-----------------------
 David Kazarian

 /s Michael P.Conroy        Director, Chief Financial Officer      July 16, 1999
 -----------------------    and Vice President
 Michael P. Conroy

 /s John Stanton           Director and Vice Chairman of the       July 16, 1999
------------------------   Board of Directors
 John Stanton

 /s David L. Presnell      Principal Accounting Officer            July 16, 1999
 -----------------------   and Controller
 David L. Presnell

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors
Medical Technology Systems, Inc.


     In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated July 6, 1999, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 1999, we have also audited Schedule II for the years ended March 31, 1999, 1998 and 1997. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

GRANT THORNTON LLP
Tampa, Florida

July 6, 1999

                                                                    SCHEDULE II


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended March 31, 1997, 1998 and 1999

                Column A                           Column B             Column C             Column D             Column E
-----------------------------------------       --------------       --------------       --------------       --------------
                                                    Balance              Charged             Accounts            Balance at
                                                       at               Costs and           Written Off,           End of
                                                   Beginning            Expenses                Net                 Year
                                                --------------       --------------       --------------       --------------
(1) Deferred Tax Valuation Allowance:

Year Ended March 31, 1997                       $       6,877        $           0        $       1,968        $       4,909
Year Ended March 31, 1998                       $       4,909        $         980        $           0        $       5,889
Year Ended March 31, 1999                       $       5,889        $          84        $           0        $       5,805

(1) Inventory Valuation Allowance:

Year Ended March 31, 1997                       $         850        $          94        $         864        $          80
Year Ended March 31, 1998                       $          80        $         189        $           0        $         269
Year Ended March 31, 1999                       $           0        $         140        $           0        $         140

(1) Self Insured Medical Claims
        Valuation Allowance:

Year Ended March 31, 1997                       $         248        $         726        $         762        $         212
Year Ended March 31, 1998                       $         212        $         583        $         611        $         184
Year Ended March 31, 1999                       $         122        $         566        $         588        $         100

(1) Allowance for Doubtful Accounts
        and Contractual Allowances:

Year Ended March 31, 1997                       $         528        $         693        $         181        $       1,040
Year Ended March 31, 1998                       $       1,040        $       1,463        $         499        $       2,004
Year Ended March 31, 1999                       $         178        $          58        $          25        $         211


     (1) For year ended March 31, 1999, amounts (April 1, 1998 balance, 1999 activity and March 31, 1999 balance) reflect continuing operations only. The years ended March 31, 1998 and 1997 amounts have not been restated to reflect continuing operations only as to do so is not practical.