Form 10-Q
period 1999-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1999-08-13
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________

                         0-16594
Commission file number ________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                              59-2740462
-------------------------------                           ----------------------
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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                          Page

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets -
           June 30, 1999 and March 31, 1999.........................       1

         Consolidated Statements of Operations -
           Three Months Ended June 30, 1999 and 1998................       2

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
           Three Months Ended June 30, 1999.........................       3

         Consolidated Statements of Cash Flow -
            Three Months Ended June 30, 1999 and 1998...............       4

         Notes to Consolidated Financial Statements.................   5 - 9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   9 - 12


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K..........................      13

          Signature.................................................      13

Item 1.  Financial Statements

                         PART 1 - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                     ASSETS

                                                             June 30,           March 31,
                                                               1999                1999
                                                           -------------     -------------
                                                            (Unaudited)
Current Assets:
     Cash                                                   $        0        $      205
     Accounts Receivable, Net                                    2,207             2,473
     Inventories                                                 2,126             1,990
     Prepaids and Other                                            219                69
                                                           -------------     -------------
     Total Current Assets                                        4,552             4,737

Property and Equipment, Net                                      1,881             2,013
Other Assets, Net                                                1,284             1,761
                                                           -------------     -------------
Total Assets                                                $    7,717        $    8,511
                                                           =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                   $      833        $      874
     Accounts Payable and Accrued Liabilities                    2,417             2,405
                                                           -------------     -------------
     Total Current Liabilities                                   3,250             3,279

Net Liabilities of Discontinued Operations                          12             1,917
Long-Term Debt, Less Current Maturities                         14,706            14,915
                                                           -------------     -------------
Total Liabilities                                               17,968            20,111
                                                           -------------     -------------

Stockholders' Equity (Deficit):
     Voting Preferred Stock                                          1                 1
     Common Stock                                                   64                64
     Capital In Excess of Par Value                              8,583             8,583
     Accumulated Deficit                                       (18,571)          (19,920)
     Less:  Treasury Stock                                        (328)             (328)
                                                           -------------     -------------
     Total Stockholders' Equity (Deficit)                      (10,251)          (11,600)
                                                           -------------     -------------
     Total Liabilities and Stockholders' Equity (Deficit)   $    7,717        $    8,511
                                                           =============     =============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                  -----------------------------------
                                                                        1999               1998
                                                                  ----------------    ---------------

Revenue:
Net Sales and Services                                              $      3,836        $     3,500

Costs and Expenses:
      Cost of Sales and Services                                           2,076              1,984
      Selling, General and Administrative                                  1,160                912
      Depreciation and Amortization                                          255                239
      Interest, Net                                                          294                285
                                                                  ----------------    ---------------
Total Costs and Expenses                                                   3,785              3,420
                                                                  ----------------    ---------------
Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                              51                 80

Loss from Operations of Discontinued Operations,
   Net of Income Tax                                                        (524)              (516)

Gain on Forgiveness of Debt of Discontinued Operations                         0                662

Gain on Disposal of Discontinued Operations,
  Net of Income Tax                                                        1,822                  0
                                                                  ----------------    ---------------

Net Income                                                          $      1,349        $       226
                                                                  ================    ===============

Earnings per Basic and Diluted Common Share:
      Income from Continuing Operations                             $       0.01        $      0.01
      Income from Discontinued Operations                                   0.20               0.03
                                                                  ----------------    ---------------

Net Income per Basic and Diluted Common Share                       $       0.21        $      0.04
                                                                  ================    ===============

Weighted average Common Shares Outstanding - Basic and Diluted             6,406              6,128
                                                                  ================    ===============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED JUNE 30, 1999
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                         COMMON STOCK
                                      ---------------------------------------------------------------------------------------------
                                        Number            Par         Capital in    Retained         Treasury
                                          of             Value        Excess of     Earnings           Stock           Total
                                        Shares                        Par Value     (Deficit)
                                      -----------     -----------    -----------   ------------    ------------     -----------
Balance, March 31, 1999                6,406,191       $      64      $   8,583     $  (19,920)     $     (328)      $  (11,601)

Net Income for Three Months
   Ended June 30, 1999                                                                   1,349                            1,349
                                      ---------------------------------------------------------------------------------------------

Balance, June 30, 1999                 6,406,191       $      64      $   8,583     $  (18,571)     $     (328)      $  (10,252)
                                      ===========     ===========    ===========   =============   ============     ============

                                                                        VOTING PREFERRED STOCK
                                      ---------------------------------------------------------------------------------------------
                                        Number            Par
                                          of             Value
                                        Shares
                                      -----------     -----------

Balance, March 31, 1999                6,500,000      $        1                                                     $        1
                                      -----------     -----------                                                   ------------

Balance June 30, 1999                  6,500,000      $        1                                                     $        1
                                      -----------     -----------                                                   ------------
Total Stockholders' Equity
                                                                                                                    ------------
   (Deficit), June 31, 1999                                                                                          $  (10,251)
                                                                                                                    ============
The accompanying notes are an integral part of these financial statements.


            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                    --------------------------------------
                                                                                         1999                    1998
                                                                                    -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                                    $         51            $          80
                                                                                    -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided (Used) by Operating Activities:
      Depreciation and Amortization                                                          255                      239
      Loss on Early Retirement of Fixed Assets                                                 0                       21
      (Increase) Decrease in:
         Accounts Receivable                                                                 266                      (58)
         Inventories                                                                        (136)                     (69)
         Prepaids and Other                                                                 (106)                     (22)
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                       12                       93
                                                                                    -------------           --------------
    Total Adjustments                                                                        291                      204
                                                                                    -------------           --------------
    Net Cash Provided (Used) by Continuing Operations                                        342                      284
                                                                                    -------------           --------------
Investing Activities
    Expended for Property and Equipment                                                      (55)                     (18)
    Expended for Product Development                                                         (44)                       0
    Expended for Patents and Other Assets                                                     (2)                     (76)
                                                                                    -------------           --------------
    Net Cash Used by Investing Activities of Continuing Operations                          (101)                     (94)
                                                                                    -------------           --------------
Financing Activities
    Payments on Notes Payable and Long-Term Debt                                            (272)                     (13)
    Advances to Affiliates - Discontinued Operations                                        (174)                    (626)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                                0                        0
                                                                                    -------------           --------------
    Net Cash Used by Financing Activities of Continuing Operations                          (446)                    (639)
                                                                                    -------------           --------------
Net Decrease in Cash - Continuing Operations                                                (205)                    (449)
Cash at Beginning of Period - Continuing Operations                                          205                      465
                                                                                    -------------           --------------
Cash at End of Period - Continuing Operations                                       $          0            $          16
                                                                                    =============           ==============

The accompanying notes are an integral part of these financial statements.


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), MTL and LifeServ. MTL and LifeServ represent discontinued operations, and accordingly, these discontinued segments' net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations" for fiscal 2000 and fiscal 1999. The results of operations of these discontinued segments for fiscal 2000 and fiscal 1999 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.


NOTE B - INVENTORIES

     The components of inventory consist of the following:

                                                                      June 30,             March 31,
                                                                        1999                  1999
                                                                  -----------------     -----------------
                                                                              (In Thousands)

               Raw Materials                                      $          925        $          767
               Finished Goods and Work in Progress                         1,341                 1,363
               Less:  Inventory Valuation Allowance                         (140)                 (140)
                                                                  ================      ================
                                                                  $        2,126        $        1,990
                                                                  ================      ================

     Inventories are stated at the lower of cost (first-in, first-out) or market.



NOTE C - EARNINGS PER SHARE

         Net income per common share is computed by dividing net income by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the Treasury stock method to calculate the common stock equivalents that stock options would represent. The effect of all options and warrants were not included in the calculation of net income per diluted common share as the effect would have been anti-dilutive.


NOTE D - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1999, the Company implemented a strategy of focusing its resources in its core business, MTS Packaging, and divesting of the other two business segments it historically operated.

     In May 1999, the Company sold LifeServ Technologies, Inc. ("LifeServ"), its Health Care Information Systems business segment. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration of the assumption of certain stated liabilities of approximately $5 million. The sale resulted in a gain of approximately $1.8 million, which has been recognized in the accompanying financial statements as a gain on disposal of discontinued operations. During the first quarter, LifeServ had revenue of $454,000 and costs and expenses of $978,000 resulting in a loss from discontinued operations of $524,000.

     The Company is discussing the possible sale of its Clinical Laboratory Services subsidiary, MTL, with several potential buyers. In the event that a sale does not close, management has committed itself to a plan to dispose of MTL either through a sale to another potential buyer or abandon the business. MTL's net revenue for the first quarter of fiscal 2000 and fiscal 1999 was $2,445,000 and $1,819,000 respectively. The net loss from the discontinued operations of MTL was $486,000 and $45,000 in the first quarter of fiscal 2000 and fiscal 1999 respectively.

     The Company estimated the loss on disposal of MTL to be $2.5 million and recorded a charge of that amount in the fourth quarter of fiscal 1999. The loss on disposal of MTL included a reserve of $500,000 for the estimated cost of disposal and operating losses through the disposal date. The Company believes the estimated loss on disposal of MTL is reasonable based upon current circumstances.

     The carrying value of the net assets of discontinued operations at June 30, 1999 and March 31, 1999 is comprised of the following.

                                                                                                    Total
                                           LifeServ                      MTL                    Discontinued
                                                                                                 Operations
                                   ------------------------    ------------------------   -------------------------
                                    June 30,     March 31,      June 30,     March 31,     June 30,      March 31,
                                      1999          1999          1999         1999          1999          1999
                                   ----------    ----------    ----------   -----------   -----------   -----------
 Current Assets                    $    25       $ 1,047       $ 3,463       $ 3,945       $ 3,488      $  4,992
 Other Assets                            0         2,088             0            71             0         2,159
                                   ---------     ---------     ---------    ----------    ----------    ----------
 Total Assets                      $    25       $ 3,135       $ 3,463       $ 4,016       $ 3,488      $  7,151
                                   ---------     ---------     ---------    ----------    ----------    ----------

 Current Liabilities               $    25       $ 4,532       $ 2,166       $ 2,876       $ 2,191      $  7,408
 Long-Term Liabilities                   0           346         1,309         1,314         1,309         1,660
                                   ---------     ---------     ---------    ----------    ----------    ----------
 Total Liabilities                 $    25       $ 4,878       $ 3,475       $ 4,190       $ 3,500      $  9,068
                                   ---------     ---------     ---------    ----------    ----------    ----------
 Net Assets (Liabilities)
   of Discontinued Operations      $      0      $ (1,743)     $   (12)      $  (174)      $   (12)     $ (1,917)
                                   =========     =========     =========    ==========    ==========    ==========

NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                       June 30,         March 31,
                                                                                         1999             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $11.4 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  14,594       $    14,806

  Unsecured Notes Payable plus interest at 12% through  February 1999, and 18%
    until repaid.                                                                          150               150

  Unsecured Notes Payable due September 1999 plus interest at 12%.                         185               200

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      187               193

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  282               284

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2000.                                        141               156
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 15,539            15,789
  Less Current Portion                                                                    (833)             (874)
                                                                                    ============     =============
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  14,706       $    14,915
                                                                                    ============     =============

     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On July 15, 1999, the Company received a waiver of certain defaults that occurred under its bank term loan agreement through June 30, 1999. In addition, the bank and the Company agreed to modify the loan agreement for results of operation subsequent to July 1, 1999. The definitive documentation evidencing the modifications is in the process of being completed.

     The Company was served with a summons and complaint relating to a replevin action commenced by a creditor (see Contingencies). The Company notified its bank of the action within ten (10) days of being served. On July 29, 1999, the Company received a notice from its bank asserting that a major event of default occurred when the Company failed to immediately notify the bank of the commencement of the litigation. The Company believes that the notification was timely.

NOTE F - CONTINGENCIES

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

     In July 1999,  MTL was served  with a summons and  complaint  relating to a replevin action commenced by a secured creditor of Community Clinical Laboratories, Inc. ("CCL"). MTL purchased certain assets of CCL in September 1998. The replevin action seeks to allow the secured creditor to obtain possession of certain equipment used by MTL in the operation of its business. If the secured creditor is successful in obtaining possession of the equipment, the operations of MTL would be adversely effected. The Company has retained legal counsel and is in the process of responding to the action.

     The Company is involved in certain claims and other legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

     Net sales and services for the three months ended June 30, 1999 increased 10% to $3.8 million from $3.5 million during the same period the prior year.

     Net sales increased primarily as a result of a greater number of punch cards and packaging machines sold to pharmacies. MTS Packaging Systems, Inc.'s ("MTS Packaging") customer base continues to consolidate as a result of acquisitions that has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers, however, it has caused a slight decrease in selling prices of disposables.

     Cost of sales and services for the three months ended June 30, 1999 increased 5% to $2.1 million from $2.0 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 54.1% from 56.7% during the same period the prior year. The decrease is primarily due to certain fixed components of cost of sales and services not increasing as revenue increased.

     Selling, general and administration expenses for the three months ended June 30, 1999 increased 27% to $1.2 million from $0.9 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs that resulted from the addition of personnel to accommodate increased sales and services.

     Depreciation and amortization expenses for the three months ended June 30, 1999 increased 6.7% to $255,000 from $239,000 during the same period the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the three months ended June 30, 1999 increased 3.2% to $294,000 from $285,000 during the same period the prior year. The increase results from additional debt, which the Company incurred during the fourth quarter of the previous fiscal year.

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

State of Readiness

         Internal Systems
         ----------------

     The  Company  believes  that  the  internal   information  systems  in  its
Medication Packaging and Dispensing Systems subsidiary are in a state of Y2K readiness.

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

Product Liability

     The Company believes the products sold by the Medication Packaging and Dispensing Systems subsidiary do not have Y2K issues associated with them.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of the current fiscal year, the Company had net income from continuing operations of $51,000 compared to net income from continuing operations of $80,000 the prior year. Cash provided by operating activities of continuing operations was $342,000 during the three months ended June 30, 1999 compared to $284,000 provided in the prior year. The Company had working capital of $1,302,000 at June 30, 1999.

     Cash was provided by operating activities of continuing operations during the three months ended June 30, 1999 primarily due to profitable operations.

     Investing activities used $101,000 during three months ended June 30, 1999 as a result of expenditures for capital equipment and product development.

     Financing activities used $446,000 during the three months ended June 30, 1999 primarily as a result of payments made to the Company's principal lenders. In addition, the operations of MTL required cash to support working capital needs while potential buyers are identified and a liquidation strategy is developed.

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

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     The Company believes that cash generated from operations will be sufficient to meet the capital expenditures, product development and working capital needs of MTS Packaging as well as support the operations of MTL until its disposal.

     In addition, after the disposal of two business segments, the Company will focus on its core business, MTS Packaging, which has historically generated positive cash flow from operations. As a result, management believes that certain administrative costs that were required to support three separate businesses can be reduced.

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


                                  MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  August 13, 1999            By:   /s/ Michael P. Conroy
----------------------                  ----------------------------------------
                                        Michael P. Conroy
                                        Vice President & Chief Financial Officer