Form 10-Q
period 1999-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 1999-11-12
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

                              0-16594
Commission file number  _______________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                             59-2740462

--------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S.) Employer
Incorporation or Organization)                            Identification No.)


              12920 Automobile Boulevard, Clearwater, Florida 33762
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  727-576-6311
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since last report)


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

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
Part I - Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
           September 30, 1999 and March 31, 1999.........................      1

          Condensed Consolidated Statements of Operations -
           Three Months and Six Months Ended September 30, 1999 and 1998.      2

          Condensed Consolidated Statements of Changes in Stockholders'
           Equity (Deficit) - Six Months Ended September 30, 1999........      3

          Condensed Consolidated Statements of Cash Flow -
           Six Months Ended September 30, 1999 and 1998..................      4

          Notes to Condensed Consolidated Financial Statements...........  5 - 9


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10 - 14


Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security-Holders............     15

Item 6.   Exhibits and Reports on Form 8-K...............................     15


          Signature......................................................     15

Item 1.  Financial Statements


                         PART 1 - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


ASSETS

                                                                                  September 30,           March 31,
                                                                                       1999                 1999
                                                                                  ---------------      ---------------
                                                                                    (Unaudited)
Current Assets:
     Cash                                                                         $            0       $          205
     Accounts Receivable, Net                                                              2,548                2,473
     Inventories                                                                           2,034                1,990
     Prepaids and Other                                                                      279                   69
                                                                                    -------------        -------------
     Total Current Assets                                                                  4,861                4,737

Property and Equipment, Net                                                                1,816                2,013
Other Assets, Net                                                                          1,300                1,761
                                                                                    -------------        -------------

Total Assets                                                                      $        7,977       $        8,511
                                                                                  ===============      ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                                         $          802       $          874
     Accounts Payable and Accrued Liabilities                                              2,494                2,405
                                                                                  ---------------      ---------------
     Total Current Liabilities                                                             3,296                3,279

Net Liabilities of Discontinued Operations                                                   542                1,917
Long-Term Debt, Less Current Maturities                                                   14,601               14,915
                                                                                  ---------------      ---------------
Total Liabilities                                                                         18,439               20,111
                                                                                  ---------------      ---------------

Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                                    1                    1
     Common Stock                                                                             64                   64
     Capital In Excess of Par Value                                                        8,583                8,583
     Retained Earnings (Deficit)                                                         (18,782)             (19,920)
     Less:  Treasury Stock                                                                  (328)                (328)
                                                                                  ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                (10,462)             (11,600)
                                                                                  ---------------      ---------------
Total Liabilities and Stockholders' Equity (Deficit)                              $        7,977       $        8,511
                                                                                  ===============      ===============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                    September 30,                    September 30,
                                                             ----------------------------     ----------------------------
                                                                 1999            1998             1999            1998
                                                             ------------    ------------     ------------    ------------
Revenue:
      Net Sales and Services                                 $     4,231     $     3,492      $     8,070     $     6,992

Costs and Expenses:
      Cost of Sales and Services                                   2,167           2,067            4,247           4,051
      Selling, General and Administrative                          1,151           1,011            2,310           1,922
      Depreciation and Amortization                                  255             248              509             487
      Interest, Net                                                  296             284              591             570
                                                             ------------    ------------        ---------      ----------

Total Costs and Expenses                                           3,869           3,610            7,657           7,030
                                                             ------------    ------------        ---------      ----------

Income  (Loss) Before Extraordinary Gain                             362            (118)             413             (38)
Loss from Operations of Discontinued Operations                     (572)           (582)          (1,097)         (1,098)
Extraordinary Gain on Forgiveness of Debt                              0               0                0             662
Gain on Disposal of Discontinued Operations                            0               0            1,822               0
                                                             ------------    ------------     ------------    ------------

Net Income (Loss)                                            $      (210)    $      (700)     $     1,138     $      (474)
                                                             ============    ============     ============    ============

Earnings (Loss) Per Basic and Diluted Common Share:
      Income (Loss) from Continuing Operations                      0.06           (0.02)            0.07           (0.01)
      Income (Loss) from Discontinued Operations                   (0.09)          (0.10)            0.11           (0.07)
                                                             ------------    ------------     ------------    ------------

Earnings (Loss) per Basic and Diluted Common Share           $     (0.03)    $     (0.12)     $      0.18     $     (0.08)
                                                             ============    ============     ============    ============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 1999
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                                         COMMON STOCK
                                      ---------------------------------------------------------------------------------------------
                                        Number            Par         Capital in    Retained         Treasury
                                          of             Value        Excess of     Earnings           Stock           Total
                                        Shares                        Par Value     (Deficit)
                                      -----------     -----------    -----------   ------------    ------------     -----------
Balance, March 31, 1999                6,406,191       $     64       $   8,583     $ (19,920)      $    (328)       $ (11,601)

Net Income for Six Months
   Ended September 30, 1999                -               -               -            1,138            -               1,138
                                      ---------------------------------------------------------------------------------------------
Balance, September 30, 1999            6,406,191       $     64       $   8,583     $ (18,782)      $    (328)       $ (10,463)
                                      ===========     ===========    ===========   ============    =============    ===========


                                                                        VOTING PREFERRED STOCK
                                      ---------------------------------------------------------------------------------------------
                                        Number            Par
                                          of             Value
                                        Shares
                                      -----------     -----------
Balance, March 31, 1999                6,500,000       $      1                                                      $          1
                                      -----------     -----------                                                   -------------
Balance September 30, 1999             6,500,000       $      1                                                      $          1
                                      -----------     -----------                                                   -------------

Total Stockholders' Equity
                                                                                                                    -------------
   (Deficit), September 30, 1999                                                                                     $ (10,462)
                                                                                                                    =============

The accompanying notes are an integral part of these financial statements.



            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                                                               Six Months Ended
                                                                                                 September 30,
                                                                                    --------------------------------------
                                                                                        1999                      1998
                                                                                    -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                                    $        413            $         (38)
                                                                                    -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided (Used) by Operating Activities:
      Depreciation and Amortization                                                          509                      487
      Legal Settlement                                                                         0                      215

      (Increase) Decrease in:
         Accounts Receivable                                                                 (75)                     147
         Inventories                                                                         (44)                    (109)
         Prepaids and Other                                                                 (166)                    (117)
         Loss on Early Retirement of Fixed Assets                                              0                       21
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                       86                     (199)
                                                                                    -------------           --------------
    Total Adjustments                                                                        310                      445
                                                                                    -------------           --------------
    Net Cash Provided by Operating Activities                                                723                      407
                                                                                    -------------           --------------

Investing Activities
    Expended for Property and Equipment                                                     (201)                     (58)
    Expended for Product Development                                                         (39)                     (78)
    Expended for Other Assets                                                                (68)                    (140)
                                                                                    -------------           --------------
    Net Cash Used by Investing Activities                                                   (308)                    (276)
                                                                                    -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                            (407)                     (26)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                                0                      150
    Advances to Affiliates - Discontinued Operations                                        (213)                    (549)
                                                                                    -------------           --------------
    Net Cash Used by Financing Activities                                                   (620)                    (425)
                                                                                    -------------           --------------

Net Decrease in Cash                                                                        (205)                    (294)
Cash at Beginning of Period                                                                  205                      465
                                                                                    -------------           --------------
Cash at End of Period                                                               $          0            $         171
                                                                                    =============           ==============


The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc. ("LifeServ"). MTL and LifeServ represent discontinued operations, and accordingly, these discontinued segments' net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations" for fiscal 2000 and fiscal 1999. The results of operations of these discontinued segments for fiscal 2000 and fiscal 1999 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.

     The unaudited condensed consolidated financial statements include the classification of the amounts due pursuant to the Company's bank term loan according to the repayment terms of the loan agreement. Certain events of default under the loan agreement may have occurred and the Company has requested a waiver of these events of default. Although the Company is discussing the waivers with the bank, there are no assurances that the waivers will be obtained. In the event that waivers are not obtained and the bank exercises its rights regarding the repayment of the loan, the classification of the amounts due to the bank on the balance sheet may change from long-term to current. If the bank elects to exercise its rights under the loan agreement regarding the repayment of the indebtedness, the Company's results of operations, liquidity and financial condition would be adversely affected (See Note E).


NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                   September 30,           March 31,
                                                                        1999                  1999
                                                                  -----------------     -----------------
                                                                              (In Thousands)

               Raw Materials                                      $          931        $          767
               Finished Goods and Work in Progress                         1,243                 1,363
               Less:  Inventory Valuation Allowance                         (140)                 (140)
                                                                  ================      ================
                                                                  $        2,034        $        1,990
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


NOTE D - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1999, the Company implemented a strategy of focusing its resources on its core business, MTS Packaging, and divesting the other two business segments it historically operated.

     In May 1999, the Company sold LifeServ, its Health Care Information Systems business segment. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration for the assumption of certain stated liabilities of approximately $5 million. The sale resulted in a gain of approximately $1.8 million, which has been recognized in the accompanying financial statements as a gain on disposal of discontinued operations. During the first quarter, LifeServ had revenue of $454,000 and costs and expenses of $978,000 resulting in a loss from discontinued operations of $524,000. LifeServ had no operations after the first quarter.

     The Company is discussing the possible sale of its Clinical Laboratory Services subsidiary, MTL, with several potential buyers. In the event that a sale is not consummated, management has committed itself to abandon the business. In September 1999, MTL entered into a Management Services Agreement with one potential buyer. The Agreement provides, among other things, for the potential buyer to make loans and advances to MTL for working capital. As of September 30, 1999, MTL had borrowed $120,000 from the potential buyer. MTL's net revenue for the first six months of fiscal 2000 and fiscal 1999 was $4,145,000 and $5,208,000 respectively. The net loss from the discontinued operations of MTL was $1,072,000 and $184,000 in the first six months of fiscal 2000 and fiscal 1999, respectively.

     The Company estimated the loss on disposal of MTL to be $2.5 million and recorded a charge of that amount in the fourth quarter of fiscal 1999. The loss on disposal of MTL included a reserve of $500,000 for the estimated cost of disposal and operating losses through the disposal date. Accordingly, the Company charged $500,000 of the net loss from discontinued operations to the reserve and recorded a loss from operations of discontinued operations of $572,000 in the second quarter of fiscal 2000. The Company believes that if a sale of the business can be negotiated with the potential buyer, the sale will be concluded before December 31, 1999. The terms of the Management Services Agreement provide that the potential buyer will advance the amounts necessary to fund any operating losses incurred by MTL. In addition, the operations of MTL have historically been seasonal and generally have been profitable during the months of October, November and December. As a result, the Company has elected not to provide any additional amounts as a reserve for operating losses that may be incurred until the anticipated closing date. In the event that a sale is not concluded, the Company is committed to liquidating the business and believes that the net proceeds received in liquidation will exceed the amount of liabilities that will ultimately be satisfied.

     The carrying value of the net assets (liabilities) of discontinued operations at September 30, 1999 and March 31, 1999 is comprised of the following.

                                                                                                      Total
                                       LifeServ                          MTL                       Discontinued
                                                                                                    Operations
                              ---------------------------    ---------------------------   ----------------------------
                               September      March 31,       September      March 31,      September       March 31,
                                  30,                            30,                           30,
                                  1999           1999            1999           1999           1999            1999
                              ------------   ------------    ------------   ------------   ------------    ------------
Current Assets                $       0      $   1,047       $   3,094      $   3,945      $   3,094       $   4,992
Other Assets                          0          2,088               0             71              0           2,159
                              -----------    -----------     -----------    -----------    -----------     -----------
Total Assets                  $       0      $   3,135       $   3,094      $   4,016      $   3,094       $   7,151
                              -----------    -----------     -----------    -----------    -----------     -----------

Current Liabilities           $       0      $   4,532       $   2,327      $   2,876      $   2,327       $   7,408
Long-Term Liabilities                 0            346           1,309          1,314          1,309           1,660
                              -----------    -----------     -----------    -----------    -----------     -----------
Total Liabilities             $       0      $   4,878       $   3,636      $   4,190      $   3,636       $   9,068
                              -----------    -----------     -----------    -----------    -----------     -----------

Net Assets (Liabilities)
of Discontinued               $        0     $  (1,743)      $   (542)      $    (174)     $   (542)       $  (1,917)
Operations
                              ===========    ===========     ===========    ===========    ===========     ===========




NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                    September 30,       March 31,
                                                                                         1999             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)

  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $11.4 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  14,509       $    14,806

  Unsecured Notes Payable plus interest at 12% through  February 1999, and 18%
    until repaid.                                                                          150               150

  Unsecured  Notes  Payable plus  interest at 13% in monthly  installments  of
    $8,905 through September 2001.                                                         185               200

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      181               193

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  273               284

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2000.                                        105               156
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 15,403            15,789
  Less Current Portion                                                                    (802)             (874)
                                                                                    ============     =============
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  14,601       $    14,915
                                                                                    ============     =============

 The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On July 15, 1999, the Company received a waiver of certain defaults that occurred under its bank term loan agreement through June 30, 1999. In addition, the bank and the Company agreed to modify the loan agreement for results of operations subsequent to July 1, 1999. To date the bank and the Company have not agreed on the terms of the modification. The Company has requested that the bank extend its waiver of certain defaults past June 30, 1999 and has requested the bank to waive certain other events of default that may have occurred. There are no assurances that the bank will extend the waiver or waive any additional events of default that may have occurred. If the bank does not ultimately provide a waiver of events of default and/or a loan agreement modification is not executed, long-term debt of approximately $14.5 million may be reclassified as current and thereby, will adversely affect the Company's results of operations, liquidity and financial condition.


NOTE F - CONTINGENCIES

     On November 19, 1998, MTL received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The request follows an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. Although MTL believes that MPS's determination and the request for refund are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse affect on the Company's financial condition and results of operation.

     In July 1999,  MTL was served  with a summons and  complaint  relating to a replevin action commenced by a secured creditor of Community Clinical Laboratories, Inc. ("CCL"). MTL purchased certain assets of CCL in September 1998. The replevin action seeks to allow the secured creditor to obtain possession of certain equipment used by MTL in the operation of its business. If the secured creditor is successful in obtaining possession of the equipment, the operations of MTL would be adversely affected. The Company has retained legal counsel and is in the process of responding to the action.

     In October 1999, MTL determined that certain lenders of CCL held security interests in the assets MTL purchased from CCL. MTL was not made aware of the security interests, which relate to indebtedness of approximately $235,000, at the time the assets were purchased and received representations and warranties from CCL that the assets purchased were free and clear of any liens or encumbrances other than those specifically disclosed. In the event that MTL becomes responsible for the indebtedness, MTL will pursue its remedies against CCL including right of offset against other amounts owed to CCL.

     The Company is involved in certain claims and other legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse affect on the financial position, results of operations or liquidity of the Company.

NOTE G - INCOME TAXES

     The Company's utilization of net operating loss carry forwards from continuing and discontinued operations that have not been previously recognized substantially eliminated the current periods income tax provision.


NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                              September 30,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                     -------------    --------------
                                                                                              (In Thousands)
  Cash Paid for Interest                                                              $     538       $       670

  Cash Flow Information for Discontinued Operations:

      Operating Activities
          Net Cash Used by Discontinued Operations                                         (289)             (718)

      Investing Activities
          Net Cash Used by Investing Activities of Discontinued Operations                  (31)             (113)

      Financing Activities
          Net Cash Provided by Investing Activities of Discontinued Operations               87               407
                                                                                     ------------     -------------
      Net (Decrease) in Cash - Discontinued Operations                                     (233)             (424)
      Cash at Beginning of Period - Discontinued Operations                                  61              (141)
      Cash Provided by Continuing Operations                                                213               549
                                                                                     ------------     -------------
      Cash at End of Period - Discontinued Operations                                 $      41       $       (16)
                                                                                     ============     =============

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified, based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations" and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

     Net sales for the three months ended September 30, 1999 increased 21% to $4.2 million from $3.5 million during the same period the prior year.

     Net sales increased primarily as a result of a greater number of punch cards and other disposable supplies sold to pharmacies. MTS Packaging's customer base continues to consolidate as a result of acquisitions that has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Cost of sales and services for the three months ended September 30, 1999 increased 5% to $2.2 million from $2.1 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 51.2% from 59.2% during the same period the prior year. The decrease is primarily due to certain fixed components of cost of sales and services not increasing as revenue increased.

     Selling, general and administration expenses for the three months ended September 30, 1999 increased 14% to $1.2 million from $1.0 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs that resulted from the addition of personnel to accommodate increased sales and services.

     Depreciation and amortization expenses for the three months ended September 30, 1999 increased 3% to $255,000 from $248,000 during the same period the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the three months ended September 30, 1999 increased 4% to $296,000 from $284,000 during the same period the prior year. The increase results from additional debt, which the Company incurred during the fourth quarter of the previous fiscal year.

Six Months Ended September 30, 1999 and 1998
--------------------------------------------

     Net sales for the six months ended September 30, 1999 increased 15% to $8.1 million from $7.0 million during the same period the prior year.

     Net sales increased primarily as a result of a greater number of punch cards and other disposable supplies sold to pharmacies. MTS Packaging's customer base continues to consolidate as a result of acquisitions that has increased the number of pharmacies serviced by MTS Packaging. This consolidation has had a favorable impact on the volume of product MTS Packaging sells to its existing customers.

     Cost of sales and services for the six months ended September 30, 1999 increased 5% to $4.2 million from $4.1 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 52.6% from 57.9% during the same period the prior year. The decrease is primarily due to certain fixed components of cost of sales and services not increasing as revenue increased.

     Selling, general and administration expenses for the six months ended September 30, 1999 increased 20% to $2.3 million from $1.9 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs that resulted from the addition of personnel to accommodate increased sales and services.

     Depreciation and amortization expenses for the six months ended September 30, 1999 increased 5% to $509,000 from $487,000 during the same period the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the six months ended September 30, 1999 increased 4% to $591,000 from $570,000 during the same period the prior year. The increase results from additional debt, which the Company incurred during the fourth quarter of the previous fiscal year.

Year 2000 Compliance
--------------------

Introduction

     The Company's year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the year 2000. The Company has identified three areas where the Y2K problem creates risk to the Company. These areas are a) internal information systems; b) system capabilities of third party business with relationships with the Company, including product suppliers, customers, service providers and companies that interface their software and hardware products with products sold by the Company; and c) product liability claims arising out of the non-performance of computer products sold by the Company. Although the Company is currently addressing these areas, there can be no assurance that its efforts will prevent all potential adverse consequences to the Company resulting from any Y2K problem.

Plan to Address Y2K Compliance

     In December 1998, the Company formed a Y2K compliance project team to develop an overall plan to address Y2K readiness issues. The plan was developed in phases.

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

State of Readiness

     Internal Systems
     ----------------

     Although the Company believes that the internal information systems in its Medication Packaging and Dispensing Systems subsidiary are in a state of Y2K readiness, there can be no assurance that the Company will not experience any problems related to its Y2K readiness.

     The internal information systems utilized in the Company's Clinical Laboratory Services, MTL, business are not Y2K compliant. MTL's billing and collection information system must be upgraded to Y2K compliance in order to maximize the liquidation value of its account receivable. MTL has contracted with third party software suppliers to ensure Y2K compliance before December 31, 1999, however, there can be no assurance that Y2K compliance will be achieved in a timely manner.

     Material Third Party Readiness
     ------------------------------

     Individuals within the Company have been assigned responsibility for communicating with material third party businesses with whom the Company has business relationships and have completed a survey process. The Company has received representations from third parties as to their Y2K readiness, however, the Company has not independently verified these representatives and there can be no assurance that material vendors and customers will not experience Y2K related problems, which could have a material adverse affect on the Company.

Product Liability

     Although the Company believes the products sold by the Medication Packaging and Dispensing Systems subsidiary do not have Y2K issues associated with them, there can be no assurance that the Company will not experience any problems related to Y2K liability.

     The Services rendered by the Company's Clinical Laboratory Services business are directly affected by the internal information systems utilized to perform analytical laboratory tests. If the Company is not successful in implementing Y2K compliant internal information systems in its Clinical Laboratory Services business, it could adversely affect that business' ability to perform diagnostic tests and provide the results of those test to its client physicians.

     The rights to sell the products of the Company's Health Care Information Systems business were sold in May 1999. Any liabilities arising from Y2K issues have been assumed by the buyer.

     Notwithstanding the foregoing, there can be no assurance that the Company will be successful in implementing its Y2K compliance project and that it will not be adversely affected by the failure of third party suppliers or significant customers to become Y2K compliant. Although the Company is taking steps to address Y2K problems, if unexpected or unresolved Y2K problems develop, such problems could have a material impact on the Company's results of operations, liquidity and financial condition.


Cost of Project

     Expenditures to date on Y2K compliance have not been material to the Company's operation or financial condition. The Company does not anticipate any material expenditures for Y2K compliance in its medication and dispensing systems subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of the current fiscal year, the Company had net income from continuing operations of $413,000 compared to a net loss from continuing operations of $38,000 the prior year. Cash provided by operating activities of continuing operations was $723,000 during the six months ended September 30, 1999 compared to $407,000 provided in the prior year. The Company had working capital of $1,565,000 at September 30, 1999.

     Cash was provided by operating activities of continuing operations during the six months ended September 30, 1999 primarily due to profitable operations.

     Investing activities used $308,000 during six months ended September 30, 1999 as a result of expenditures for capital equipment and product development.

     Financing activities used $620,000 during the six months ended September 30, 1999 primarily as a result of payments made to the Company's principal lenders. In addition, the operations of MTL required cash to support working capital needs while potential buyers are identified or a liquidation of the business occurs.

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

     The Company believes that cash generated from operations will be sufficient to meet the capital expenditures, product development and working capital needs of MTS Packaging.

     Certain events of default may have occurred under the Company's loan agreement with its bank. Although the Company has requested a waiver of these events of default, there are no assurances that the waivers will be obtained. If the bank elects to exercise its rights under the loan agreement regarding the repayment of the indebtedness, the Company's results of operations, liquidity and financial condition would be adversely affected.

     MTL has entered into a Management Services Agreement with a potential buyer of the business. The agreement provides for the potential buyer to loan or advance funds to MTL for working capital. At September 30, 1999, MTL had borrowed $120,000 from the potential buyer. The Company has determined that the operations of MTL must be supported by the cash flow generated from the business and advances from the potential buyer. In the event that operating costs exceed cash flow from operations and advances, the Company is committed to a plan to liquidate the business.

     After the disposal of MTL, the Company will focus on its core business, MTS Packaging, which has historically generated positive cash flow from operations. As a result, management believes that certain administrative costs that were previously required to support three separate businesses can be reduced.

PART II  -  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of the Shareholders of the Company was held on September 28, 1999. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy, and John Stanton were elected directors of the Company for one-year terms. There were 4,903,384 common shares and 6,500,000 shares of voting preferred shares voted in favor of Todd E. Siegel's appointment; 104,934 common shares and 0 voting preferred shares voted against the appointment and 267,520 common shares and 0 voting preferred shares abstained. There were 4,991,284 common shares and 6,500,000 shares of voting preferred shares voted in favor of Michael P. Conroy's appointment; 17,034 common shares and 0 voting preferred shares voted against the appointment and 267,520 common shares and 0 voting preferred shares abstained. There were 4,910,809 common shares and 6,500,000 shares of voting preferred shares voted in favor of David Kazarian's appointment; 97,509 common shares and 0 voting preferred shares voted against the appointment and 267,520 common shares and 0 voting preferred shares abstained. There were 4,993,284 common shares and 6,500,000 shares of voting preferred shares voted in favor of John Stanton's appointment; 15,034 common shares and 0 voting preferred shares voted against the appointment and 267,520 common shares and 0 voting preferred shares abstained.

     Grant Thornton LLP was ratified as the Company's independent certified public accountants for fiscal year 2000 with 5,023,572 shares of Common Stock and 6,500,000 shares of Voting Preferred Stock voting in favor, 30,531 shares of Common Stock and zero shares of Voting Preferred Stock voting against, and 220,735 shares of Common Stock and zero shares of Voting Preferred Stock abstaining.


Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits

               10   - Management Service Agreement dated September 8, 1999

               27   - Financial  data  schedule as of  September  30, 1999 filed herewith (for SEC use only).

          B.   Reports on Form 8-K

               None


Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  November 12, 1999      By:       /s/ Michael P. Conroy
       -----------------      --------------------------------------------------
                              Michael P. Conroy
                              Vice President & Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)