Form 10-Q
period 1999-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-02-14
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

[ ] For the quarterly period ended December 31, 1999 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

                              0-16594
Commission file number  ________________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                                 59-2740462
--------------------------------                          ----------------------
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

                                                                           Page

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1999 and March 31, 1999............................    1


         Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended December 31, 1999 and 1998...    2


         Condensed Consolidated Statements of Changes in Stockholders'
           Equity (Deficit) - Nine Months Ended December 31, 1999..........    3


         Condensed Consolidated Statements of Cash Flow -
           Nine Months Ended December 31, 1999 and 1998....................    4


         Notes to Condensed Consolidated Financial Statements..............  5-8


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 9-11


Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security-Holders..............   12

Item 6.   Exhibits and Reports on Form 8-K.................................   12


          Signature........................................................   12

Item 1.  Financial Statements


                         PART 1 - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


   ASSETS

                                                                                      December 31,           March 31,
                                                                                          1999                 1999
                                                                                    ---------------       -------------
                                                                                              (Unaudited)
Current Assets:
     Cash                                                                         $          107       $          205
     Accounts Receivable, Net                                                              2,531                2,473
     Inventories                                                                           2,267                1,990
     Prepaids and Other                                                                      154                   69
                                                                                    -------------        -------------
     Total Current Assets                                                                  5,059                4,737

Property and Equipment, Net                                                                1,684                2,013
Other Assets, Net                                                                          1,296                1,761
                                                                                    -------------        -------------
Total Assets                                                                      $        8,039       $        8,511
                                                                                  ===============      ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current Maturities of Long-Term Debt                                         $          771       $          874
     Accounts Payable and Accrued Liabilities                                              2,472                2,405
                                                                                  ---------------      ---------------

     Total Current Liabilities                                                             3,243                3,279

Net Liabilities of Discontinued Operations                                                   528                1,917
Long-Term Debt, Less Current Maturities                                                   14,432               14,915
                                                                                  ---------------      ---------------
Total Liabilities                                                                         18,203               20,111
                                                                                  ===============      ===============
Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                                    1                    1
     Common Stock                                                                             64                   64
     Capital In Excess of Par Value                                                        8,583                8,583
     Retained Earnings (Deficit)                                                         (18,484)             (19,920)
     Less:  Treasury Stock                                                                  (328)                (328)
                                                                                  ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                (10,164)             (11,600)
                                                                                  ---------------      ---------------
Total Liabilities and Stockholders' Equity (Deficit)                              $        8,039       $        8,511
                                                                                  ===============      ===============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                     December 31,                      December 31,
                                                             ----------------------------     ----------------------------

                                                                 1999            1998             1999            1998
                                                             ------------    ------------     ------------    ------------
Revenue:
      Net Sales                                              $     4,213     $     3,808      $    12,283     $    10,800

Costs and Expenses:
      Cost of Sales                                                2,169           2,070            6,416           6,122
      Selling, General and Administrative                          1,189           1,027            3,499           2,949
      Depreciation and Amortization                                  240             235              749             721
      Interest, Net                                                  293             300              884             870
                                                             ------------    ------------        ---------      ----------
Total Costs and Expenses                                           3,891           3,632           11,548          10,662
                                                             ------------    ------------        ---------      ----------

Income  (Loss) Before Discontinued Operations                        322             176              735             138
      and Extraordinary Gain
(Loss) from Operations of Discontinued Operations                    (24)           (645)          (1,121)         (1,743)
Extraordinary Gain on Forgiveness of Debt                              0               0                0             662
Gain on Disposal of Discontinued Operations                            0               0            1,822               0
                                                             ------------    ------------     ------------    ------------
Net Income (Loss)                                            $       298     $      (469)     $     1,436     $      (943)
                                                             ============    ============     ============    ============

Earnings (Loss) Per Basic and Diluted Common Share:
      Income from Continuing Operations                             0.05            0.03             0.12            0.02
      Income (Loss) from Discontinued Operations                    0.00           (0.11)            0.11           (0.18)
                                                             ------------    ------------     ------------    ------------
Earnings (Loss) per Basic and Diluted Common Share           $      0.05     $     (0.08)     $      0.23     $     (0.16)
                                                             ============    ============     ============    ============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED DECEMBER 31, 1999
                        (In Thousands Except Share Data)
                                   (Unaudited)

                                                                            COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          Par         Capital in    Retained         Treasury
                                          of           Value        Excess of     Earnings           Stock           Total
                                        Shares                      Par Value    (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 1999                6,406,191    $       64     $    8,583    $   (19,920)    $      (328)    $  (11,601)

Stock Issue                               40,000

Net Income for Nine Months
   Ended December 31, 1999                 -             -              -              1,436            -             1,436
                                      --------------------------------------------------------------------------------------

Balance, December 31, 1999             6,446,191    $       64     $    8,583    $   (18,484)    $       (328)   $  (10,165)
                                      ===========   ===========    ===========   ============    =============   ===========


                                                                   VOTING PREFERRED STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          Par
                                          of           Value
                                        Shares
                                      -----------   -----------

Balance, March 31, 1999                6,500,000    $        1                                                   $        1
                                      -----------   -----------                                                  -----------
Balance, December 31, 1999             6,500,000    $        1                                                   $        1
                                      -----------   -----------                                                  -----------

Total Stockholders' Equity                                                                                       -----------
  (Deficit), December 31, 1999                                                                                   $  (10,164)
                                                                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  December 31,
                                                                                    --------------------------------------
                                                                                         1998                      1999
                                                                                    -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                                    $        735            $         138
                                                                                    -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided (Used) by Operating Activities:

      Depreciation and Amortization                                                          749                      721
      (Increase) Decrease in:
         Accounts Receivable                                                                 (58)                    (108)
         Inventories                                                                        (277)                    (166)
         Prepaids and Other                                                                  (41)                     (57)
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                       49                      140
                                                                                    -------------           --------------
    Total Adjustments                                                                        422                      530
                                                                                    -------------           --------------
    Net Cash Provided by Operating Activities                                              1,157                      668
                                                                                    -------------           --------------
Investing Activities
    Expended for Property and Equipment                                                     (260)                    (173)
    Expended for Product Development                                                         (78)                    (157)
    Expended for Other Assets                                                                (68)                    (135)
                                                                                    -------------           --------------
    Net Cash Used by Investing Activities                                                   (406)                    (465)
                                                                                    -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                            (597)                    (100)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                                0                      350
    Advances to Affiliates - Discontinued Operations                                        (252)                    (378)
                                                                                    -------------           --------------
    Net Cash Used by Financing Activities                                                   (849)                    (128)
                                                                                    -------------           --------------
Net Decrease in Cash                                                                         (98)                      75
Cash at Beginning of Period                                                                  205                      465
                                                                                    -------------           --------------
Cash at End of Period                                                               $        107            $         540
                                                                                    =============           ==============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc. ("LifeServ"). MTL and LifeServ represent discontinued operations, and accordingly, these discontinued businesses' net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations" for fiscal 2000 and fiscal 1999. The results of operations of these discontinued businesses for fiscal 2000 and fiscal 1999 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.

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


NOTE B - INVENTORIES

     The components of inventory consist of the following:

                                                                    December 31,            March 31,
                                                                        1999                  1999
                                                                  ----------------      ----------------
                                                                              (In Thousands)

               Raw Materials                                      $        1,131        $          767
               Finished Goods and Work in Progress                         1,276                 1,363
               Less:  Inventory Valuation Allowance                         (140)                 (140)
                                                                  ----------------      ----------------
                                                                  $        2,267        $        1,990
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

NOTE D - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1999, the Company implemented a strategy of focusing its resources on its core business, MTS Packaging, and divesting the other two businesses it historically operated.

     In May 1999, the Company sold LifeServ, its Health Care Information Systems subsidiary. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration for the assumption of certain stated liabilities of approximately $5 million. The sale resulted in a gain of approximately $1.8 million, which has been recognized in the accompanying financial statements as a gain on disposal of discontinued operations. During the first quarter, LifeServ had revenue of
$454,000 and costs and expenses of $978,000 resulting in a loss from discontinued operations of $524,000. LifeServ had no operations after the first quarter.

     In January 2000, the Company concluded a sale of certain assets of its Clinical Laboratory Services subsidiary, Medical Technology Laboratories, Inc. ("MTL"). The Company sold the goodwill, laboratory equipment, computer equipment and certain accounts receivable for one million dollars ($1,000,000) and the assumption of approximately four hundred thousand dollars ($400,000) in liabilities. The proceeds of the sale were primarily used to reduce the Company's outstanding indebtedness to its principal lender. According to the terms of the Asset Purchase Agreement, the Company will continue to operate MTL for six months or until the buyer receives its Medicare provider number. During the fourth quarter of fiscal 1999, the Company estimated a loss on the disposal of MTL and recorded a charge of $2.5 million. The loss on disposal included a reserve for $500,000 for the estimated costs of disposal and operating losses through the disposal date. The net loss from the operations of the discontinued operation through December 31, 1999 was $1,097,000 of which $500,000 was charged to the reserve and the balance of $597,000 was recorded as a loss from operations of discontinued operations. The sale of the assets and liquidation of the remaining assets is not expected to result in any further losses. The Company anticipates that the gain realized on the sale of assets, which will be recognized during the fourth quarter, will be approximately $400,000. The amount of the potential gain on the liquidation can not be accurately determined until the liquidation of the remaining assets, comprised of approximately $1,800,000 in accounts receivable, is complete and a final resolution of remaining liabilities of approximately $3.2 million not assumed by the buyer is obtained. The Company anticipates that the final liquidation of assets and resolution of liabilities will not be concluded until fiscal 2001.

     The carrying value of the net liabilities of discontinued operations at December 31, 1999 and March 31, 1999 is comprised of the following.

                                                                                                      Total
                                       LifeServ                          MTL                       Discontinued
                                                                                                    Operations
                              ---------------------------    ---------------------------   ----------------------------
                              December 31,    March 31,      December 31,    March 31,     December 31,     March 31,
                                  1999           1999            1999           1999           1999            1999
                              ------------   ------------    ------------   ------------   ------------    ------------
Current Assets                $       0      $     1,047     $     2,963    $     3,945    $     2,963     $     4,992
Other Assets                          0            2,088              98             71             98           2,159
                              ------------   ------------    ------------   ------------   ------------    ------------
Total Assets                  $       0      $     3,135     $     3,061    $     4,016    $     3,061     $     7,151
                              ------------   ------------    ------------   ------------   ------------    ------------

Current Liabilities           $       0      $     4,532     $     2,280    $     2,876    $     2,280     $     7,408
Long-Term Liabilities                 0              346           1,309          1,314          1,309           1,660
                              ------------   ------------    ------------   ------------   ------------    ------------
Total Liabilities             $       0      $     4,878     $     3,589    $     4,190    $     3,589     $     9,068
                              ------------   ------------    ------------   ------------   ------------    ------------
Net Liabilities of
Discontinued Operations       $       0      $     1,743     $       528    $       174    $      528      $     1,917
                              ============   ============    ============   ============   ============    ============

NOTE E - LONG-TERM DEBT

         Long-term debt related to continuing operations consists of the following:

                                                                                     December 31,       March 31,
                                                                                         1999             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $9.3 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  14,371       $    14,806

  Unsecured Notes Payable plus interest at 12% through  February 1999, and 18%
    until repaid.                                                                          150               150

  Unsecured  Notes  Payable plus  interest at 13% in monthly  installments  of
    $8,905 through September 2001.                                                         164               200

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      152               193

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  270               284

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2000.                                         96               156
                                                                                    -------------    --------------
  Total Long -Term Debt                                                                 15,203            15,789
  Less Current Portion                                                                    (771)             (874)
                                                                                    -------------    --------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  14,432       $    14,915
                                                                                    =============    ===============

     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On July 15, 1999, the Company received a waiver of certain defaults that occurred under its bank term loan agreement through June 30, 1999. In addition, the bank and the Company agreed to modify the loan agreement for results of operations subsequent to July 1, 1999. To date the bank and the Company have not agreed on the terms of the modification. The Company has requested that the bank extend its waiver of certain defaults past June 30, 1999 and has requested the bank to waive certain other events of default that may have occurred. There are no assurances that the bank will extend the waiver or waive any additional events of default that may have occurred. If the bank does not ultimately provide a waiver of events of default and/or a loan agreement modification is not executed, long-term debt of approximately $14.4 million may be reclassified as current and thereby, adversely affect the Company's results of operations, liquidity and financial condition.

NOTE F - CONTINGENCIES

     On November 19, 1998, MTL received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The request follows an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. Although MTL believes that MPS's determination and the request for refund are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not have a material adverse affect on the amount of the gain the Company may realize in the sale of assets and liquidation of MTL.

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


NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                          1999             1998
                                                                                      ------------    -------------
                                                                                              (In Thousands)
  Cash Paid for Interest - Continuing Operations                                      $      883      $       870

  Cash Flow Information for Discontinued Operations:

      Operating Activities
          Net Cash (Used) by Discontinued Operations                                        (284)            (370)

      Investing Activities
          Net Cash (Used) by Investing Activities of Discontinued Operations                (103)            (186)

      Financing Activities
          Net Cash Provided by Financing Activities of Discontinued Operations               96               320
                                                                                      ------------    ------------
      Net (Decrease) in Cash - Discontinued Operations                                      (291)            (236)
      Cash at Beginning of Period - Discontinued Operations                                   61             (142)
      Cash Provided by Continuing Operations                                                 252              378
                                                                                      ------------    ------------
      Cash at End of Period - Discontinued Operations                                  $      22      $         0
                                                                                      ============    ============

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 and 1998
---------------------------------------------

     Net sales for the three months ended December 31, 1999 increased 10.5% to $4.2 million from $3.8 million during the same period the prior year.

     Net sales increased primarily as a result of a greater number of punch cards and other disposable supplies sold to existing customers. In addition, prices to customers, for certain punch cards, have increased approximately 3%. MTS Packaging also continues to increase its customer base both in the US and Canada.

     Cost of sales and services for the three months ended December 31, 1999 increased 5% to $2.2 million from $2.1 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 51.4% from 54.4% during the same period the prior year. The decrease is primarily due to certain fixed components of cost of sales and services not increasing as revenue increased. Price increases to customers have generally offset increases in raw material and direct labor costs incurred by the Company.

     Selling, general and administration expenses for the three months ended December 31, 1999 increased 20% to $1.2 million from $1.0 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs that resulted from the addition of personnel to accommodate increased sales and services. In addition, the Company has dedicated more resources to trade show and other marketing activities during fiscal 2000.

     Depreciation and amortization expenses for the three months ended December 31, 1999 increased 2% to $240,000 from $235,000 during the same period the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the three months ended December 31, 1999 decreased 2% to $293,000 from $300,000 during the same period the prior year. The decrease results from a reduction in long-term debt associated with the continued amortization of the its bank indebtedness.


Nine Months Ended December 31, 1999 and 1998
--------------------------------------------

     Net sales for the nine months ended December 31, 1999 increased 13.7% to $12.3 million from $10.8 million during the same period the prior year.

     Net sales increased primarily as a result of a greater number of punch cards and other disposable supplies sold to existing customers. In addition, prices to customers, for certain punch cards, have increased approximately 3%. MTS Packaging also continues to increase its customer base both in the US and Canada.

     Cost of sales and services for the nine months ended December 31, 1999 increased 4.9% to $6.4 million from $6.1 million during the same period the prior year. Cost of sales and services as a percentage of sales decreased to 52.2% from 56.7% during the same period the prior year. The decrease is primarily due to certain fixed components of cost of sales and services not increasing as revenue increased. Price increases to customers have generally offset increases in raw material and direct labor costs incurred by the Company.

     Selling, general and administration expenses for the nine months ended December 31, 1999 increased 21.0% to $3.5 million from $2.9 million during the same period the prior year. The increase resulted primarily from an increase in personnel costs that resulted from the addition of personnel to accommodate increased sales and services. In addition, the Company has dedicated more resources to trade shows and other marketing activities.

     Depreciation and amortization expenses for the nine months ended December 31, 1999 increased 3.9% to $749,000 from $721,000 during the same period of the prior year. This increase is a result of new assets being placed into service.

     Interest expense for the nine months ended December 31, 1999 increased 1.6% to $884,000 from $870,000 during the same period of the prior year. The increase results from additional debt, which the Company incurred during the fourth quarter of the previous fiscal year ending March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of the current fiscal year, the Company had net income from continuing operations of 735,000 compared to a net income of $138,000 in the prior year. Cash provided by operating activities of continuing operations was $1,157,000 during the nine months ended December 31, 1999 compared to $668,000 provided in the prior year. The Company had working capital of $1,816,000 at December 31, 1999.

     Cash was provided by operating activities of continuing operations during the nine months ended December 31, 1999 primarily due to profitable operations.

     Investing activities used $406,000 during the nine months ended December 31, 1999 as a result of expenditures for capital equipment and product development.

     Financing activities used $849,000 during the nine months ended December 31, 1999 primarily as a result of payments made to the Company's principal lenders. In addition, the operations of MTL required cash to support working capital needs while potential buyers were identified.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in revenue have generally resulted in corresponding increases in accounts receivable. Cash flow from operations is currently anticipated to support increases in accounts receivable and required inventory levels.

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     The Company believes that cash generated from operations will be sufficient to meet its capital expenditures, product development and working capital needs for the next twelve months.

     In January 2000, the Company concluded the sale of certain assets of its Clinical Laboratory Services subsidiary, MTL. The consideration received included $1,000,000 in cash, which was used primarily to reduce the Company's outstanding indebtedness to its principal lender. The remaining assets will be liquidated by MTL, and the proceeds of the liquidation, less the costs associated with the liquidation, will be used to further reduce long-term debt.

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


YEAR 2000 COMPLIANCE

     The  Company  did  not  experience   any   significant   interruptions   or
difficulties related to Y2K readiness, however, internal systems as well as third party compliance continues to be monitored. Notwithstanding the foregoing, there can be no assurances that difficulties will not arise that may have a material adverse effect on the operations of the Company.

PART II  -  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  27 - Financial data schedule as of December 31, 1999 filed herewith (for SEC use only).

         B.       Reports on Form 8-K

                  Form 8-K dated January 18, 2000

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  February 14, 2000   By: /s/ Michael P. Conroy
                              --------------------------------------------------
                              Michael P. Conroy
                              Vice President & Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)