Form 10-K
period 2000-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-07-06
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended MARCH 31, 2000 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Aggregate market value of voting Common Stock held by non-affiliates was $3,250,000 as of June 29, 2000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,542,621 as of June 29, 2000.

Documents Incorporated by Reference
-----------------------------------

Parts of the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 1999 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 43 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                      INDEX

PART I                                                                      PAGE
                                                                            ----

Item   1.    Business....................................................    2-6

       2.    Properties..................................................      6

       3.    Legal Proceedings...........................................      6

       4.    Submission of Matters to a Vote of Security Holders.........      7

PART II

Item   5.    Market for Registrant's Common Equity and Related
               Stockholder Matters........................................     8

       6.    Selected Financial Data......................................     9

       7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    10

       7A.   Quantitative and Qualitative Disclosure about Market Risk....    13

       8.    Financial Statements and Supplementary Data..................    13

       9.    Changes In and Disagreements With Accountants On Accounting and
               Financial Disclosure.......................................    13

PART III

Item   10.   Directors and Executive Officers of the Registrant...........    14

       11.   Executive Compensation.......................................    14

       12.   Security Ownership of Certain Beneficial Owners and Management   14

       13.   Certain Relationships and Related Transactions...............    14

PART IV

Item   14.   Exhibits, Financial Statements, Schedules and Reports on
               Form 8-K...................................................    15

Index to Financial Statements.............................................    18

Signatures ...............................................................    42

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

ITEM 1.  BUSINESS

Introduction
------------

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company that historically operated through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM)("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM) ("LifeServ").

     MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes and assisted living facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

     MTL was formed as a result of the acquisition and combination of Clearwater Medical Services and Clinical Diagnostic Centers during fiscal year 1992. MTL conducted analytical services for testing of blood, tissue and other body fluids for hospitals, physicians and other health care providers in Florida. In January 2000, MTL sold its principal assets to an unrelated third party and transitioned the operations of the business to the buyer until the buyer received its state license and Medicare provider number in April 2000. MTL received $1,000,000 for the assets that were comprised of equipment, goodwill and certain accounts receivable. In addition, the buyer assumed approximately $400,000 in liabilities of MTL. The proceeds of the sale were used primarily to reduce bank debt of the Company. Since April 2000, MTL has continued to collect amounts due from third party payors, patients and clients. The Company has treated the operations of MTL in fiscal 1999 and 2000 as discontinued operations.

     On February 24, 1998, the Company formed LifeServ Technologies, Inc. ("LifeServ") for the purpose of holding and operating the Company's health care information subsidiaries: Performance Pharmacy Systems, Inc. ("PPS"), Medication Management Systems, Inc. ("MMS"), Medication Management Technologies, Inc. ("MMT"), Cart-Ware, Inc. ("Cart-Ware") and Systems Professionals, Inc. ("SPI"). In April 1998, the Company entered into a stock subscription agreement with LifeServ whereby the Company made a capital contribution of all of the outstanding capital stock of those subsidiaries to LifeServ. On May 27, 1999, the assets of LifeServ were sold to AIMCare, Inc. ("AIMCare"). AIMCare assumed the stated liabilities of LifeServ of approximately $5.0 million. The Company has treated the operations of LifeServ as discontinued operations.

Segments
--------

     The continuing operations of the Company are composed of one operating segment, Medication Packaging and Dispensing Systems. MTS Packaging is the only subsidiary in this segment and is supported by corporate personnel and services.

Continuing Operations
---------------------

     Products
     --------

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

     The retail price of MTS Packaging's machinery ranges from $1,100 to $120,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. To date, MTS Packaging has placed approximately 1,865 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $595,400 in unshipped orders as of June 25, 2000.

     Research and Development
     ------------------------

     The Company expended approximately $207,000 on research and development activities during the fiscal year ended March 31, 2000. The Company's focus in the prior two fiscal years was on the development of products that had been determined to be technologically feasible, therefore, research and development activities were minimal.

     Product Development
     -------------------

     The Company had several projects underway to develop new products during its most recent fiscal year.

     MTS Packaging is presently developing:

     o Medication dispensing systems that more fully automate its customers' operations and increase the productivity of the pharmacy.

     o A dispensing system for the packaging of unit dose medication for hospitals.

     o    Multi-Dose punch card for the assisted living market.

     o Proprietary automated dispensing system that will allow customers to dispense medication in a variety of blister pack system formats.

     o Special compliance packages for the retail pharmacy, nutritional and international home care market.

     Manufacturing Processes
     -----------------------

     MTS Packaging has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging's equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different presses using conventional offset printing methods. MTS Packaging has two machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures machines that are used by its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

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

     Markets and Customers
     ---------------------

     MTS Packaging's products are sold primarily throughout the United States through its sales organization and independent sales representatives. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the U.S. represent less than ten percent (10%) of the total revenue. Five customers comprise approximately thirty-two percent (32%) of MTS Packaging's annual revenue.

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

     The Company's primary competitors for punch card dispensing systems are Drug Package, Inc., Artromic International, Inc. and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors' less automated systems. The Company's new automated packaging machinery can fill and seal over 900 disposable medication cards per hour. The Company believes that its production rates will meet the needs of its customers who are consolidating and require higher productivity to meet their growing market share.

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

Discontinued Operations
-----------------------

     The Company sold two business segments in fiscal 2000, both of which were treated as discontinued operations for financial statement purposes.

     LifeServ was a health care information technology company that provided solutions for medication management and point-of-care electronic documentation for hospitals and other health care facilities. The assets of LifeServ were sold in May 1999 in exchange for the assumption of certain liabilities of approximately $5.0 million.

     MTL provided clinical laboratory testing services including analytical tests of blood tissues and other bodily fluids. The principal assets of MTL were sold in January 2000 in exchange for $1.0 million and the assumptions of approximately $400,000 in liabilities.

Employees
---------

     As of June 24, 2000, the Company employed 100 persons full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.

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

     MTS Packaging leases approximately 5,200 square feet at approximately $2,591 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2004.


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

     On November 19, 1998, Medical Technology Laboratories, Inc. ("MTL") received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The requests followed an onsite review in May 1997, by federal and state agencies, of MTL's Medicare and Medicaid billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. On June 22, 1999, the Company was informed by MPS that the recoupment of the refund had been suspended pending a decision from the Central Office of the Health Care Financing Administration (HCFA), regarding certain matters related to the refund request. Nevertheless, in order to preserve its rights, the Company requested a hearing on the matter. The hearing is not expected to take place until a final decision is reached by HCFA. Although MTL believes that MPS's determination and the request for refunds are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not result in a recoupment effort by HCFA directed at the proceeds of the collection of accounts receivable that MTL retained as part of the sale of the business.

     Certain creditors of LifeServ and MTL have commenced legal action against the buyers of both LifeServ and MTL seeking payment of liabilities assumed by the buyers pursuant to the respective asset purchase agreements. Several creditors have named LifeServ and MTL as codefendants in the legal action. In addition, several creditors have named the Company as a codefendant. The Company intends to vigorously defend these actions and seek appropriate remedies from the buyers.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item is incorporated by reference to the Form 10-Q filed by the Company on November 12, 1999.

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

                                                                   High                          Low
                                                            ----------------             -----------------
                       2000 Fiscal Year
                   -----------------------
                     First Quarter                           $     .25                    $      .19
                     Second Quarter                          $     .20                    $      .13
                     Third Quarter                           $     .16                    $      .07
                     Fourth Quarter                          $     .53                    $      .16

                      1999 Fiscal Year
                   -----------------------
                     First Quarter                           $     .44                    $      .31
                     Second Quarter                          $     .40                    $      .28
                     Third Quarter                           $     .36                    $      .17
                     Fourth Quarter                          $     .29                    $      .26


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

                                                                   High                          Low
                                                             ----------------             -----------------

                       2000 Fiscal Year
                   -----------------------
                     First Quarter                                  *                             *
                     Second Quarter                                 *                             *
                     Third Quarter                                  *                             *
                     Fourth Quarter                                 *                             *

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

     As of June 25, 2000, there were approximately 4,000 holders of record of the Company's common stock.

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

                                                                                 YEARS ENDED MARCH 31,
                                                         --------------------------------------------------------------------------
                                                                      (In Thousands, Except Earnings Per Share Amounts)
                                                             2000            1999            1998           1997           1996
                                                         ------------   -------------   ------------   ------------   -------------
Income Statement Data:

Net Sales                                                $    16,981    $     15,073    $    12,337    $    11,169    $     10,651
Cost of Sales and Other Expenses                              15,767          14,740         12,707         10,818          24,691
                                                         ------------   -------------   ------------   ------------   -------------
Income (Loss) from Continuing Operations
  Before Income Taxes, Discontinued Operations and
       Extraordinary Gain                                      1,214             333           (370)           351         (14,040)
Income Tax (Benefit) Expense                                       0             125           (270)           131          (1,900)
Income (Loss) from Discontinued Operations                    (2,185)         (3,764)          (754)        (3,005)        (17,211)
Gain on Forgiveness of Debt of Discontinued
  Operations                                                   1,249             569              0          3,500               0
Gain (Loss) on Disposal of Discontinued Operations             2,221          (2,500)             0          2,200          (5,229)
Extraordinary Gain on Debt Forgiveness                             0               0              0         10,097               0
                                                         ------------   -------------   ------------   ------------   -------------
Net Income (Loss)                                        $     2,499    $     (5,487)   $      (854)   $    13,012    $    (34,580)
                                                         ============   =============   ============   ============   =============
Net Earnings (Loss) Per Basic and Diluted Share:
From Continuing Operations                               $      0.19    $       0.03    $     (0.02)   $      0.04    $      (2.99)
Income (Loss) from Discontinued Operations                      0.20           (0.91)         (0.12)          0.47           (5.33)
Extraordinary Gain on Debt Forgiveness                          0.00            0.00           0.00           1.76            0.00
                                                         ------------   -------------   ------------   ------------   -------------
Net Earnings (Loss) Per Basic and Diluted Share          $      0.39    $      (0.88)   $     (0.14)   $      2.27    $      (8.52)
                                                         ============   =============   ============   ============   =============
Average Common Shares Outstanding - Basic and Diluted          6,447           6,233          6,062          5,737           4,059
                                                         ============   =============   ============   ============   =============


                                                                                        AT MARCH 31,
                                                         --------------------------------------------------------------------------
                                                                                        (In Thousands)
Balance Sheet Data:                                          2000           1999            1998           1997             1996
                                                         ------------   -------------   ------------   ------------      ----------

Net Working Capital                                      $     1,702    $      1,458    $     1,592    $     2,916    $      5,139
Assets                                                         7,866           8,511         11,532         11,380          12,015
Short-Term Debt                                                1,052             874            294            205              99
Long-Term Debt                                                13,111          14,915         14,892         15,161             350
Stockholders' Equity (Deficit)                                (9,037)        (11,600)        (6,113)        (5,416)        (18,546)
Liabilities Subject To Compromise                                  0               0              0              0          29,586


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     During fiscal 2000, the Company continued to implement its strategy of expansion of its core business, MTS Packaging Systems, Inc. ("MTS Packaging"). In May 1999, the Company sold its Health Care Information business, LifeServ Technologies, Inc. ("LifeServ"). A gain on disposal of approximately $1,800,000 was recognized on this transaction in the first quarter of fiscal 2000. In addition, the Company sold its Clinical Laboratory Services business, Medical Technology Laboratories, Inc. ("MTL"). A gain on disposal of approximately $399,000 was recognized on this transaction during the fourth quarter of fiscal 2000. As a result, the operations of both business segments have been treated as discontinued for financial statement purposes.

Fiscal Year 2000 Compared to Fiscal Year 1999
---------------------------------------------

Results of Continuing Operations
--------------------------------

Net Sales
---------

     Net sales for the fiscal year ended March 31, 2000 increased 12.7% to $17.0 million from $15.1 million the prior fiscal year. Net Sales increased in fiscal 2000 primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, prices for machines sold increased approximately 10% and prices for disposables increased approximately 2.5%. The Company anticipates that pricing on disposables could experience downward pressure as reimbursement amounts received by customers from the end user of the products sold continue to be reduced. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles. The reduced cycles implemented by pharmacies has resulted from reductions in reimbursements introduced with the Medicare prospective payment system in July 1999. In addition, the development of new markets for the Company's disposable products has contributed to the increase in net sales.

Cost of Sales
-------------

     Cost of sales for the year ended March 31, 2000 increased 9.4% to $9.2 million from $8.4 million in the prior year. Cost of sales as a percentage of sales decreased to 54.0% from 55.6%. The increase in cost of sales resulted from the costs associated with the increased net sales. The decrease in cost of sales as a percentage of sales resulted primarily from increased net sales that did not require increases in certain fixed costs of operations. The decrease was partially offset by increases in the direct costs of raw material and labor. Direct costs are expected to continue to increase. The Company attempts to make corresponding adjustments to the prices of its products, however, there can be no assurance that competitive factors will allow for adjustments in selling prices in the future.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 2000 increased 1% to $4.4 million compared to $4.3 million the prior year. Although reductions in corporate overhead costs resulting from the disposition of LifeServ and MTL were realized in fiscal 2000, sales and marketing costs increased to accommodate increases in net sales generated by MTS Packaging.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense decreased 1.5% to $861,000 in fiscal 2000 from $874,000 the prior year. The decrease resulted from older assets becoming fully depreciated.

Interest Expense
----------------

     Interest expense increased nominally in fiscal 2000.

Income Tax
----------

     Income tax expense has not been recognized in fiscal 2000 due to the fact that the Company has approximately $12.4 million of carryforward losses that are available to offset taxable income. See Note 14 of the consolidated financial statements for further discussion regarding income taxes.

Results of Discontinued Operations
----------------------------------

Loss from Operations of Discontinued Operations
-----------------------------------------------

     The Company operated two businesses during fiscal 2000 that were accounted for as discontinued operations. The operations of LifeServ, the Health Care Information Systems segment, resulted in a loss from discontinued operations of $524,000 in fiscal 2000 compared to a loss of $3.7 million the prior year. The operations of MTL, the Clinical Laboratory Services segment, resulted in a loss from discontinued operations of $2,225,000 in fiscal 2000, $500,000 of which was estimated and recorded in fiscal 1999, compared to a loss of $164,000 the prior year. The actual loss incurred in fiscal 2000 exceeded the loss that was estimated in fiscal 1999 due to the length of time that elapsed from the date that a buyer for the business was identified and the date the sale of the business ultimately concluded.

Gain on Forgiveness of Debt of Discontinued Operations
------------------------------------------------------

     The Company negotiated several settlements with creditors of MTL during fiscal 2000. The settlements resulted in a gain on forgiveness of debt of discontinued operations of $1,249,000 in fiscal 2000.

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

Gain on Disposal of Discontinued Operations
-------------------------------------------

     The Company sold the assets of LifeServ and MTL during fiscal 2000. The sale of the LifeServ assets resulted in a gain of $1.8 million and the sale of the MTL assets resulted in a gain of $399,000. In fiscal 1999, the Company estimated that the disposal of MTL would result in a loss of $2.5 million and recorded a charge in that amount. At that time, the Company was uncertain if a buyer would be identified for the business or if the business would be abandoned. During the second quarter of fiscal 2000, the Company commenced negotiations with a buyer and ultimately sold the business in the fourth quarter of fiscal 2000. The terms of the ultimate sale of the business were more favorable than the Company had estimated in fiscal 1999 and resulted in a gain on the disposal rather than a loss.

Results of Continued Operations
-------------------------------

Fiscal Year 1999 Compared to Fiscal Year 1998
---------------------------------------------

Net Sales
---------

     Net sales for the fiscal year ended March 31, 1999 increased 22.2% to $15.0 million from $12.3 million the prior fiscal year. Net sales increased in fiscal 1999 primarily as a result of an increase in the amount of disposable punch cards and packaging machines sold to existing customers. In addition, prices for machines sold increased approximately 2% and prices for disposables decreased approximately 1%. The Company anticipates that pricing on disposables could continue to experience downward pressure as reimbursement amounts received by customers from the end user of the products sold continue to be reduced. The volume of disposable punch cards and machines is anticipated to continue to grow as a result of consolidation of the Company's customer base and new business development.

Cost of Sales
-------------

     Cost of sales for the year ended March 31, 1999 increased 20.3% to $8.4 million from $6.9 million in the prior year. Cost of sales as a percentage of sales decreased to 55.6% from 56.4%. The increase in cost of sales resulted from increased the costs associated with the net sales. The decrease in cost of sales as a percentage of sales resulted primarily from increased net sales that did not require increases in certain fixed costs of operations. The decrease was partially offset by increases in costs of raw material and labor.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 1999 increased 16.2% to $4.3 million compared to $3.7 million the prior year. The increase resulted primarily from increases in personnel and selling costs associated with the increase in net sales.

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

Year 2000 Compliance
--------------------

     The  Company  did  not  experience   any   significant   interruptions   or
difficulties related to Y2K readiness, however, internal systems as well as third party compliance continues to be monitored. Notwithstanding the foregoing, there can be no assurances that difficulties will not arise that may have a material adverse effect on the operations of the Company.

Liquidity and Capital Resources
-------------------------------

     The Company had net income of $2.5 million in fiscal 2000 compared to a net loss of $5.5 million the prior year. Cash provided from continuing operations was $1.8 million in fiscal 2000 compared to $1.1 million the prior year.

     Investing activities of continuing operations used $623,000 in fiscal 2000 compared to $665,000 in fiscal 1999. The decrease resulted primarily from a decrease in amounts expended for acquisitions, patents and other assets. The decrease was partially offset by an increase in expenditures for equipment.

     Financing activities of continuing operations used $1,215,000 in fiscal 2000 compared to $713,000 the prior year. The increase resulted primarily from principal payments made on the Company's long-term debt. The Company's loan agreement required interest only payments until September 1998 and principal payments commencing in October 1998. In addition, in fiscal 2000, approximately $900,000 of the proceeds of the sale of the MTL assets were used to reduce the Company's bank indebtedness.

     The Company had working capital of approximately $1,702,000 at March 31, 2000 and has no source of additional working capital other than that which is generated from operations.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in net sales have generally resulted in corresponding increases in accounts receivable. Cash flow from operations is anticipated to support an increase in accounts receivable.

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     On July 6, 2000, the Company and its secured lenders agreed to modify their loan agreement. The modifications included increases in the monthly principal payments, an increase in the maximum amount payable pursuant to the excess cash flow payment provisions, a change in the excess cash flow payment formula and changes to certain financial covenants contained in the agreement. Upon the execution of the modification agreement, the Company made a one-time principal payment of $200,000 to the bank that represented the excess cash flow payments that were due and payable as of March 31, 2000.

     The Company believes that cash generated from operations during the next fiscal year will be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its modified loan agreement.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2000 fiscal year.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2000 fiscal year.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2000 fiscal year.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2000 fiscal year.

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


        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.54(17)     Fourth Amendment to Warrant Agreement dated July 16, 1999
        10.55(18)     Management  Agreement between Medical Technology  Systems,  Inc., Medical Technology  Laboratories,
                      Inc. and Brittany Leigh, Inc. dated September 8, 1999
        10.56(19)     Asset Purchase  Agreement dated January 1, 2000 between Medical Technology  Systems,  Inc., Medical
                      Technology Laboratories, Inc. and Brittany Leigh, Inc.
        10.57(20)     Second  Amendment to Second  Amended and Restated Loan and Security Agreement between the Company and
                      SouthTrust Bank dated July 6, 2000 and the Consent and  Re-Affirmation  of Guaranty and Loan Documents
                      dated July 6, 2000.
           27(20)     Financial Data Schedule
*                     Incorporated  herein by reference to same  Exhibit(s),  respectively,  Registration  Statement  No.
                      33-40678 filed with the Commission on May 17, 1991
**                    Incorporated  herein  by  reference  to  same  Exhibit(s), respectively,   Registration   Statement
                      (SEC  File  No. 33-17852)
***                   Incorporated herein by reference to Form 8-K filed on November 18, 1988
****                  Incorporated herein by reference to Form 8-K filed on November 16, 1989
(1)                   Incorporated herein by reference to Form 8-K for event dated November 8, 1991
(2)                   Incorporated herein by reference to Form 8-K for event dated November 14, 1991
(3)                   Incorporated herein by reference to Form 8-K for event dated May 27, 1991
(4)                   Incorporated herein by reference to Form S-3 filed April 16, 1993
(5)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1993
(6)                   Incorporated  herein by reference to Post Effective Amendment No. 1 to Form S-1 (File No. 33-40678)
                      dated October 14, 1993
(7)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1995
(8)                   Incorporated herein by reference to Form 10-K for year ended March 31, 1996
(9)                   Incorporated  herein by  reference  to Form 10-Q dated  November  11,  1996 for the  quarter  ended
                      September 30, 1996
(10)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1997
(11)                  Incorporated herein by reference to Form 8-K dated May 2, 1997
(12)                  Incorporated  herein by  reference  to Form 10-Q dated  February  13,  1998 for the  quarter  ended
                      December 31, 1997
(13)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1998
(14)                  Incorporated  herein by reference to Form 10Q filed November 12, 1998 for quarter ending  September
                      30, 1998
(15)                  Incorporated herein by reference to Form 8K filed on June 9, 1999 for event dated May 25, 1999
(16)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1999
(17)                  Incorporated herein by reference to Form 8-K filed July 16, 1999
(18)                  Incorporated  herein by  reference  to Form 10-Q dated  November  12, 1999 for the  quarter  ending
                      September 30, 1999
(19)                  Incorporated herein by reference to Form 8-K filed January 18, 2999
(20)                  Filed herewith


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................    19


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 2000 and 1999...........    20

      Consolidated Statements of Operations for the years ended
        March 31, 2000, 1999 and 1998.....................................    21

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
        for the years ended March 31, 2000, 1999 and 1998.................    22

      Consolidated Statements of Cash Flows for the years ended
         March 31, 2000, 1999 and 1998....................................    23

      Notes to Consolidated Financial Statements.......................... 24-41


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
         STATEMENT SCHEDULE...............................................    43


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

               Report of Independent Certified Public Accountants

Board of Directors

Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida

     We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


GRANT THORNTON LLP
Tampa, Florida

June 29, 2000, except for paragraph 2 of Note 9 on Page 31 of the Notes to the Consolidated Financial Statements, as to which the date is July 6, 2000.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                 (In Thousands)

                                     ASSETS

                                                                                        2000                 1999
                                                                                  ---------------      ---------------
Current Assets:
     Cash                                                                         $          172       $          205
     Accounts Receivable, Net                                                              2,601                2,473
     Inventories                                                                           2,030                1,990
     Prepaids and Other                                                                       86                   69
                                                                                    -------------        -------------
     Total Current Assets                                                                  4,889                4,737

Property and Equipment, Net                                                                1,904                2,013
Other Assets, Net                                                                          1,073                1,761
                                                                                  ---------------      ---------------

Total Assets                                                                      $        7,866       $        8,511
                                                                                  ===============      ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current Maturities of Long-Term Debt                                         $        1,052       $          874
     Accounts Payable and Accrued Liabilities                                              2,135                2,405
                                                                                  ---------------      ---------------
     Total Current Liabilities                                                             3,187                3,279

Net Liabilities of Discontinued Operations                                                   605                1,917
Long-Term Debt, Less Current Maturities                                                   13,111               14,915
                                                                                  ---------------      ---------------
Total Liabilities                                                                         16,903               20,111
                                                                                  ---------------      ---------------
Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                                    1                    1
     Common Stock                                                                             65                   64
     Capital In Excess of Par Value                                                        8,646                8,583
     Accumulated Deficit                                                                 (17,421)             (19,920)
     Less:  Treasury Stock                                                                  (328)                (328)
                                                                                  ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                 (9,037)             (11,600)
                                                                                  ---------------      ---------------
     Total Liabilities and Stockholders' Equity (Deficit)                         $        7,866       $        8,511
                                                                                  ===============      ===============

The accompanying notes are an integral part of these financial statements.

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED MARCH 31, 2000, 1999 AND 1998
          (In Thousands; except Earnings Per Share Amounts)


                                                                               2000              1999             1998
                                                                          --------------    --------------   --------------
Net Sales                                                                 $      16,981     $      15,073    $      12,337

Costs and Expenses:
      Cost of Sales                                                               9,170             8,381            6,964
      Selling, General and Administrative                                         4,370             4,327            3,723
      Research and Development                                                      207                 0                0
      Depreciation and Amortization                                                 861               874              959
      Interest                                                                    1,159             1,158            1,061
                                                                          --------------    --------------   --------------

Total Costs and Expenses                                                         15,767            14,740           12,707
                                                                          --------------    --------------   --------------

Income (Loss) from Continuing Operations Before
  Income Taxes, Discontinued Operations and
  Extraordinary Gain                                                              1,214               333             (370)

Income Tax Expense (Benefit)                                                          0               125             (270)
                                                                          --------------    --------------   --------------

Income (Loss) from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                                  1,214               208             (100)

Loss from Operations of Discontinued Operations                                  (2,185)           (3,764)            (754)

Gain on Forgiveness of Debt of Discontinued Operations                            1,249               569                0

Gain (Loss) on Disposal of Discontinued Operations                                2,221            (2,500)               0
                                                                          --------------    --------------   --------------

Net Income (Loss)                                                         $       2,499     $      (5,487)   $        (854)
                                                                          ==============    ==============   ==============

Net Income (Loss) per Basic and Diluted Common Share:
      Income (Loss) from Continuing Operations                            $        0.19     $        0.03    $       (0.02)
      Income (Loss) from Discontinued Operations                                   0.20             (0.91)           (0.12)
                                                                          --------------    --------------   --------------

Net Income (Loss) per Basic and Diluted Common Share                      $        0.39     $       (0.88)   $       (0.14)
                                                                          ==============    ==============   ==============

Weighted average Common Shares Outstanding - Basic and Diluted                    6,447             6,233            6,062
                                                                          ==============    ==============   ==============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                        (In Thousands Except Share Data)


                                                                            COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          Par         Capital in     Retained        Treasury
                                          of           Value        Excess of      Earnings          Stock          Total
                                        Shares                      Par Value     (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 1997                5,957,173     $      60      $  8,433      $ (13,579)      $    (331)      $  (5,417)

Stock Issued                             172,500             2           155                                            157

Net Loss for Year Ended
   March 31, 1998                                                                      (854)                           (854)
                                      --------------------------------------------------------------------------------------

Balance, March 31, 1998                6,129,673     $      62      $  8,588      $ (14,433)      $    (331)      $  (6,114)

Stock Cancellation                       (10,800)                         (3)                             3

Stock Issued                             287,318             2            (2)

Net Loss for Year Ended
   March 31, 1999                                                                    (5,487)                         (5,487)
                                      --------------------------------------------------------------------------------------

Balance, March 31, 1999                6,406,191     $      64      $  8,583      $ (19,920)      $   (328)       $ (11,601)

Stock Issued                             136,430             1            38                                             39

Debt Conversion                                                           25                                             25

Net Income for Year Ended
   March 31, 2000                                                                     2,499                           2,499
                                      --------------------------------------------------------------------------------------

Balance, March 31, 2000                6,542,621     $      65      $  8,646      $ (17,421)      $   (328)       $  (9,038)
                                      ===========   ===========    ===========   ============    ============    ===========


                                                                        VOTING PREFERRED STOCK
                                      --------------------------------------------------------------------------------------
                                        Number        $0001.
                                          of            Par
                                        Shares         Value
                                      -----------   -----------

Balance, March 31, 1998                6,500,000     $       1                                                    $       1
                                      -----------   -----------                                                  -----------

Balance, March 31, 1999                6,500,000     $       1                                                    $       1
                                      -----------   -----------                                                  -----------

Balance, March 31, 2000                6,500,000     $       1                                                    $       1
                                      -----------   -----------                                                  -----------

Total Stockholders' (Deficit)
   March 31, 2000                                                                                                 $  (9,037)
                                                                                                                 ===========


The accompanying notes are an integral part of these financial statements.

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                              (In Thousands)

                                                                                        2000             1999             1998
                                                                                   -------------    -------------    -------------
Operating Activities
    Net Income (Loss) from Continuing Operations                                   $      1,214     $        208     $       (100)
                                                                                   -------------    -------------    --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided by Operating Activities:
      Issuance of Stock for Services                                                         24                0                0
      Depreciation and Amortization                                                         861              874              959
      Legal Settlements                                                                       0              226                0
      Loss on Early Retirement of Fixed Assets                                                0               21                7
      Deferred Income Taxes                                                                   0              125                0
      (Increase) Decrease in:
         Accounts Receivable                                                               (128)            (541)            (584)
         Inventories                                                                        (40)            (110)            (114)
         Prepaids and Other                                                                 (17)              29               59
         Other Receivables                                                                    0                0              350
         Other Assets                                                                         0                0             (230)
      Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                    (108)             285            1,244
                                                                                   -------------    -------------    --------------
    Total Adjustments                                                                       592              909            1,691
                                                                                   -------------    -------------    --------------
    Net Cash Provided by Continuing Operations                                            1,806            1,117            1,591
                                                                                   -------------    --------------   --------------
Investing Activities
    Expended for Property and Equipment                                                    (494)            (297)            (198)
    Expended for Product Development                                                       (112)            (159)            (196)
    Expended for Patents and Other Assets                                                   (18)            (114)             (48)
    Expended for Acquisition, Net of Cash Acquired                                            0              (95)               0
                                                                                   -------------    --------------   --------------
    Net Cash (Used) by Investing Activities of Continuing Operations                       (624)            (665)            (442)
                                                                                   -------------    --------------   --------------
Financing Activities
    Payments on Notes Payable and Long-Term Debt                                         (1,601)            (309)             (44)
    Advances from (to) Affiliates - Discontinued Operations                                 386             (754)          (1,406)
    Issuance of Common Stock                                                                  0                0                7
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                               0              350                0
                                                                                   -------------    --------------   --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                     (1,215)            (713)          (1,443)
                                                                                   -------------    --------------   --------------

Net Decrease in Cash - Continuing Operations                                                (33)            (261)            (294)
Cash at Beginning of Period - Continuing Operations                                         205              466              760
                                                                                   -------------    --------------   --------------
Cash at End of Period - Continuing Operations                                      $        172     $        205     $        466
                                                                                   =============    ==============   ==============

See Note 19 for supplemental disclosures of other cash flow information. The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000, 1999 AND 1998

NOTE 1 - BACKGROUND INFORMATION

     Medical Technology Systems, Inc. (the "Company") is a Delaware corporation, incorporated in March of 1984. The Company is a holding company that historically operated through a number of separate subsidiaries providing a diverse line of proprietary medication dispensing systems, clinical information systems and laboratory services to the health care industry. The Company's principal businesses previously consisted of the following reportable segments:
(i) the core business of manufacturing and selling proprietary medication dispensing systems, which include punch cards for use by pharmacies in dispensing prescription medicines; (ii) the Health Care Information Systems business consisting of the Performance(TM) pharmacy software, the MedServ and E-mar computerized medication management systems for hospitals and other health care facilities, and Cygnet, the fetal monitoring and archiving information systems for obstetrical clinics of hospitals and doctors' offices; and (iii) the Clinical Laboratory Services business of supplying anatomical diagnostic testing services to the medical profession.

     During fiscal year ended March 31, 2000, the Company sold the principal assets of LifeServ Technologies, Inc. ("LifeServ"), its Health Care Information Systems business and Medical Technology Laboratories, Inc. ("MTL"), its Clinical Laboratory Services business. The operations of both businesses have been treated as discontinued in the accompanying financial statements. The Company realized a gain on the disposal of both businesses and a gain on the forgiveness of certain indebtedness of MTL (See Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), MTL and LifeServ. MTL and LifeServ represent discontinued operations, and accordingly, these discontinued segments' net assets or net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations". The results of operations of these discontinued segments for 2000, 1999 and 1998 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Discontinued Operations
-----------------------

     The Company`s Health Care Information Systems business (LifeServ) and its Clinical Laboratory Services business (MTL) were classified as discontinued operations. The assets of LifeServ were sold in May 1999 and the assets of MTL were sold in January 2000. Certain accounts receivable of MTL were retained by MTL. The ongoing operations of MTL is limited to the collection of these accounts receivable.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has estimated the net realizable value of the accounts receivable that were retained by MTL. Actual collections of the accounts receivable could differ materially from the estimate.

Cash

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

 Inventories
 -----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. As of March 31, 2000 and 1999, the Company has established an inventory valuation allowance of $40,000 and $140,000 respectively, to account for the estimated loss in value of inventory due to obsolescence. The Company will continue to evaluate the inventory and review the valuation allowance if deemed necessary.

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

Goodwill
--------

     Goodwill represents amounts paid in excess of fair market value of assets acquired by the Company in the purchase of other companies. These amounts are amortized over a ten-year period. See the Accounting for Impairment Note below and Note 8.

Other Assets
------------

     Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

Earnings (Loss) Per Share
-------------------------

     Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 17).

Research and Development
------------------------

     The Company expenses research and development costs as incurred. During fiscal 2000, the Company incurred approximately $207,000 in research and development costs. During fiscal 1999 and 1998, the Company dedicated its resources to the completion of product development projects and therefore did not incur any material research and development costs.

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

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of
---------------------------------------------------------------------

     Long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses recognized in 2000, 1999 and 1998. In conjunction with discontinued operations (see Note 3), there were valuation adjustments made in 1999.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of cash receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

     The carrying amount of current and long-term portions of long-term debt pproximates fair value since the interest rates approximate current prevailing market rates.

Segment Information
-------------------

     The Company has adopted SFAS No. 131 "Disclosures about Segments of a Business Enterprise". As continuing operations of the Company are conducted through one business segment as of March 31, 1999 (see Note 3), segment disclosures, as previously reported, are not provided for in these financial statements.


NOTE 3 - DISCONTINUED OPERATIONS

     During fiscal 2000, the Company implemented a strategy of focusing its resources in its core business, MTS Packaging, and divesting of the other two business segments it historically operated.

     In May 1999, the Company sold LifeServ, its Health Care Information Systems business segment. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration of the assumption of certain stated liabilities of approximately $5 million. Revenue from the operations of LifeServ during fiscal 2000, 1999 and 1998 were $454,000, $5.2 million and $4.3 million respectively. The operations of LifeServ during fiscal 2000 resulted in a loss of approximately $524,000 and a gain on disposal of $1.8 million.

     In January 2000, the Company sold the principal assets of MTL. MTL received $1,000,000 for the assets that were comprised of equipment, goodwill and certain accounts receivable. In addition, the buyer assumed approximately $400,000 in liabilities of MTL. Revenue from the operations of MTL during fiscal 2000, 1999 and 1998 were $7.9 million, $14.0 million and $7.4 million respectively. The operations of MTL during fiscal 2000 resulted in a loss of $2,225,000 of which $500,000 was estimated and recorded in fiscal 1999. In addition, a gain on disposal of $399,000 was realized in fiscal 2000 and a gain on debt forgiveness of $1,249,000 was realized as a result of settlements that were reached with several creditors of MTL. In fiscal 1999, the Company estimated that the disposal of MTL would result in a loss of $2,500,000 and recorded a charge in that amount. During the second quarter of fiscal 2000, a buyer for MTL was identified and the business was sold during the fourth quarter of fiscal 2000. The length of time that elapsed between the date that the buyer was identified and the date the sale concluded resulted in a loss from operations of the business in fiscal 2000 that was greater than the loss from operations that was estimated in fiscal 1999. However, the terms of the sale of the business were more favorable than the Company estimated in fiscal 1999.

     The carrying value of the net assets of discontinued operations at March 31, 2000 and 1999 are comprised of the following.


                                           LifeServ                     MTL                  Total Discontinued
                                                                                                 Operations
                                   ------------------------   ------------------------    ------------------------
                                      2000          1999         2000          1999          2000          1999
                                   ----------    ----------   -----------   ----------    ----------    ---------

 Current Assets                    $     0       $ 1,047      $  1,078      $  3,945      $  1,078      $  4,992
 Other Assets                            0         2,088             0            71             0         2,159
                                   ---------     ---------    ----------    ---------     ---------     ---------
 Total Assets                      $     0       $ 3,135      $  1,078      $  4,016      $  1,078      $  7,151
                                   ---------     ---------    ----------    ---------     ---------     ---------

 Current Liabilities               $     0       $ 4,532      $  1,509      $  2,876      $  1,509      $  7,408
 Long-Term Liabilities                   0           346           174         1,314           174         1,660
                                   ---------     ---------   ----------     ---------     ---------     ---------
 Total Liabilities                 $     0       $ 4,878      $  1,683      $  4,190      $  1,683      $  9,068
                                   ---------     ---------   ----------     ---------     ---------     ---------
 Net   Assets    (Liabilities)
 of    Discontinued Operations     $     0       $ (1,743)    $   (605)     $   (174)     $   (605)     $ (1,917)
                                   =========     =========   ==========     =========     =========     =========

     The current assets of MTL at March 31, 2000 are comprised of accounts receivable. The Company has estimated the net realizable value of these accounts receivable based upon its historical experience with regard to collections.

     The current liabilities of MTL at March 31, 2000 are comprised primarily of trade accounts payable and accrued state taxes.

     The long-term liabilities of MTL at March 31, 2000 are comprised of amounts payable over eighteen months to creditors for obligations that have been guaranteed by the Company.


NOTE 4 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable. Management considers the allowances provided to be reasonable.

     Accounts Receivable consist of the following:

                                                                          March 31,        March 31,
                                                                            2000              1999
                                                                        -------------    -------------
                                                                                (In Thousands)
                 Accounts Receivable                                    $     2,875      $     2,684
                 Less:  Allowance for Doubtful Accounts                        (274)            (211)
                                                                        -------------    -------------
                                                                        $     2,601      $     2,473
                                                                        =============    ==============


     All of the Company's accounts receivable are pledged as collateral on bank notes.

     The geographic sales of the Company are in the United States and internationally. There were 1, 2 and 1 customer(s) whose sales exceeded 10% of revenue for 2000, 1999 and 1998, respectively.


NOTE 5 - INVENTORIES

     Inventories consist of the following:

                                                                           March 31,         March 31,
                                                                             2000               1999
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                 Raw Material                                           $       967       $        767
                 Finished Goods and Work in Process                           1,103              1,363
                 Less:  Inventory Valuation Allowance                          (40)               (140)
                                                                        -------------     --------------
                                                                        $     2,030       $      1,990
                                                                        =============     ==============


         All of the Company's inventories are pledged as collateral on bank notes.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           March 31,         March 31,
                                                                             2000              1999
                                                                        -------------     --------------
                                                                                  (In Thousands)

                 Property and Equipment                                 $     6,374       $      6,298
                 Leasehold Improvements                                         344                695
                                                                        -------------     --------------
                                                                              6,718              6,993
                 Less: Accumulated Depreciation and Amortization             (4,814)            (4,980)
                                                                        -------------     --------------
                                                                        $     1,904       $      2,013
                                                                        =============     ==============


     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

     Depreciation expense and amortization of leasehold improvements total approximately $684,000, $723,000 and $880,000 for fiscal years ending March 31, 2000, 1999 and 1998 respectively.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:


                                                                          March 31,          March 31,
                                                                            2000               1999
                                                                       --------------    ---------------
                                                                                 (In Thousands)
                 Accounts Payable/Trade                                $      1,178      $       1,198
                 Accrued Liabilities:
                     Salaries & Commissions                                     418                518
                      Medical Claims                                             71                100
                      Interest                                                   91                 27
                      State Taxes                                                70                 25
                      Royalties                                                 307                200
                      Deferred Revenue                                            0                 85
                      Other                                                       0                252
                                                                       --------------    --------------
                                                                       $      2,135      $       2,405
                                                                       ==============    ==============

NOTE 8 - OTHER ASSETS

     Other assets consists of the following:

                                                                          March 31,          March 31,
                                                                             2000               1999
                                                                       --------------    ---------------
                                                                                 (In Thousands)
                 Goodwill                                              $          0      $        588
                     Less:  Accumulated Amortization                              0               (27)
                                                                       --------------    --------------
                                                                       $          0      $        561
                                                                       --------------    --------------

                 Product Development                                   $        551      $        530
                     Less:  Accumulated Amortization                           (152)              (89)
                                                                       --------------    --------------
                                                                       $        399      $        441
                                                                       --------------    --------------

                 Patents                                               $      1,109      $      1,109
                     Less:  Accumulated Amortization                           (561)             (473)
                                                                       --------------    --------------
                                                                       $        548      $        636
                                                                       --------------    --------------

                 Other                                                          143               125
                      Less:  Accumulated Amortization                           (17)               (2)
                                                                       --------------    --------------
                                                                       $        126      $        123
                                                                       --------------    --------------

                 Total Other Assets, Net                               $      1,073      $      1,761
                                                                       ==============    ==============


     Substantially all of the Company's intangible assets are pledged as collateral on bank notes.


NOTE 9 - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:


                                                                                      March 31,         March 31,
                                                                                         2000             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $7.7 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  13,376       $    14,806

  Unsecured Notes Payable plus interest at 18% through December 2000.                      150               150

  Unsecured Notes Payable due March 2001 plus interest at 13%.                             142               200

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      169               193

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500

    over a period of four to eight years.                                                  260               284

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2001.                                         66               156
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 14,163            15,789
  Less Current Portion                                                                  (1,052)             (874)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  13,111       $    14,915
                                                                                    ============     =============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     At March 31, 1999, the Company was in violation of certain covenants of the bank term loan agreement. The Company requested a waiver of certain defaults, which may have occurred under the loan agreement as a result of these violations. On July 16, 1999, the bank provided the Company with a waiver of the defaults through June 30, 1999. In addition, the bank and the Company agreed to modify these financial covenants of the loan agreement for results of operations subsequent to July 1, 1999. Throughout fiscal 2000, the bank and the Company have been engaged in discussions regarding the financial covenant modifications along with the payment of amounts due pursuant to provisions of the loan agreement that provide for principal payments based upon an excess cash flow formula. On July 6, 2000 the bank and the Company agreed to the financial covenant modifications, the excess cash flow payment and a modification to the excess cash flow payment formula. As a result of the agreement, the bank provided the Company with waivers of default through June 30, 2000. In addition, upon the execution of the modification agreement, the Company made a one-time principal payment of $200,000 to the bank that represented the excess cash flow payments that were due and payable as of March 31, 2000. The financial covenants prohibit the Company from exceeding a maximum deficit net worth and provide for limits on annual capital expenditures and officers compensation as well as the maintenance of certain financial ratios.

     In August 1998, the Company borrowed $150,000 from three individuals, including $100,000 from the Chairman and C.E.O. to support the operations of Medical Technology Laboratories, Inc. ("MTL"). The terms and conditions of these obligations provided for repayment within six months from the borrowing date including interest payable at 12% per annum. In addition, the notes provide the lenders with warrants to purchase 88,500 shares of common stock of the Company at $.75 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. The obligations matured without repayment, and the Company and its lenders agreed to a repayment schedule with monthly installments commencing in March 2000 and ending in December 2000 including interest at the default rate of 18%.

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation included repayment on September 1, 1999 including interest at 12% per annum. The notes provide the lenders with warrants to purchase 118,000 shares of common stock of the Company at $.75 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. The obligation matured without repayment, and the Company and the lender agreed to a repayment schedule with monthly installments commencing in October 1999 and ending in September 2001 including interest at 13%. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 800,000 and 18,000 shares of common stock at $.05 and $.75 per share, respectively, for a period of ten (10) years. In addition, the note is secured by 290,313 shares of the Company's common stock owned by the Chairman and C.E.O.

     The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 2000:

                                  (In Thousands)
 2001. . . . . . . . . . . . . . . . $   1,052
 2002. . . . . . . . . . . . . . . . $     900
 2003. . . . . . . . . . . . . . . . $     907
 2004. . . . . . . . . . . . . . . . $     952
 2005. . . . . . . . . . . . . . . . $   1,023
 Thereafter. . . . . . . . . . . .   $   9,329

     Interest expense from continuing operations for the years 2000, 1999 and 1998 amounted to $1,158,000, $1,145,000 and $652,000 respectively.

     Long-term debt included in net assets of discontinued operations consists of the following:

  LifeServ                                                                            March 31,         March 31,
  --------
                                                                                         2000             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Demand note past due at March 31, 1999 plus interest at default rate of 18%.       $       0       $       395

  Note payable;  interest at 12% payable  $20,026 per month  including  interest maturing September 1, 2002. Secured by equipment at a customer site and
    the payments from a lease contract receivable.                                           0               536

  Capital lease  obligations  payable monthly at various amounts through March
    2000.                                                                                    0                72
                                                                                    ------------     -------------
  Long-Term Debt related to discontinued operations                                          0             1,003
  Less Current Portion                                                                       0              (657)
                                                                                    ------------     -------------
  LONG-TERM DEBT RELATED TO DISCONTINUED OPERATIONS DUE AFTER 1 YEAR
                                                                                    $        0       $       346
                                                                                    ============     =============

  MTL                                                                                 March 31,         March 31,
  ----
                                                                                         2000             1999
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Seller financing  under Tampa  Pathology  Acquisition  Agreement face value of
    $487,628 discounted at 10% with variable monthly payments until satisfied,

    subject to compromise at March 31, 1996.                                         $       0       $       234

  Seller Financing under Community Clinical Laboratories, Inc. (CCL) Acquisition
    Agreement, maximum face amount of $2.5 million discounted at 10% with variable quarterly payments based upon 9% of cash collections from tests performed for customers acquired pursuant to the acquisition

    agreement until satisfied or for 5 years, whichever comes first.                         0             1,058

  Capital  Lease  obligation  for equipment  acquired  from CCL;  interest and
    principal payable monthly at various amounts through May 2001.                           0               130

  Other Notes and  Agreements;  interest  and  principal  payable  monthly and
    annually at various amounts through March 2000.                                        290                79
                                                                                    ------------     -------------
  Long-term debt related to discontinued operations.                                       290             1,501
  Less Current Portion                                                                    (174)             (187)
                                                                                    ------------     -------------
  LONG-TERM DEBT RELATED TO DISCONTINUED OPERATIONS DUE AFTER 1 YEAR
                                                                                    $      116       $     1,314
                                                                                    ============     =============

NOTE 10 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2000.

                                (In Thousands)
  2001............................$ 365,000
  2002............................$ 347,000
  2003............................$  63,000
  2004............................$  59,000
  Thereafter......................$       0

     Rent expense amounted to $312,000, $311,000 and $266,000, for the years ended March 31, 2000, 1999 and 1998, respectively.


NOTE 11 - 401(K) PROFIT SHARING PLAN

     The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2000, 1999 and 1998, the Company contributed $18,740, $22,000 and $0, respectively, to the plan.


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

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $50,000, $51,000 and $50,000 in the years ended March 31, 2000, 1999 and 1998, respectively. Accrued royalty payments due as of March 31, 2000, 1999 and 1998 total approximately $266,000, $175,000 and $104,000, respectively.

     Siegel, through his beneficial interest in the Trust, owns approximately 10 percent of the outstanding Common Stock of the Company. In addition, Siegel beneficially owns 6,500,000 shares of voting preferred stock, which have two votes per share for all matters submitted to the holders of the Common Stock of the Company.

     Siegel had outstanding indebtedness to the Company at March 31, 2000 and March 31, 1999 of approximately $1,100 and $0.

NOTE 14 - TAXES

     The components of related income taxes provided on continuing operations were as follows:

                                                                    Years Ended March 31,
                                                     ---------------------------------------------------
                                                          2000               1999              1998
                                                     -------------      -------------     --------------
                                                                        (In Thousands)
         Current Tax (Benefit):
             Federal                                 $        0         $        0        $      (270)
             State                                            0                  0                  0
                                                     ------------       ------------      -------------
                                                              0                  0               (270)
                                                     ------------       ------------      -------------
         Deferred Tax:
             Federal                                 $        0         $      117        $         0
             State                                            0                  8                  0
                                                     ------------       ------------      ------------
                                                     $        0         $      125        $      (270)
                                                     ============       ============      =============

     In 1999, income tax expense and benefit of equal and offsetting amounts of $125,000 were allocated to continuing and discontinued operations, respectively.

     Total income tax (benefit) expense for 2000, 1999 and 1998 from continuing operations resulted in effective tax rates of 0%, 37.5% and 73.0%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 34.0%-35.0% on the continuing operations are as follows:


                                                                               Years Ended March 31,
                                                                 ------------------------------------------------
                                                                      2000              1999             1998
                                                                 -------------     -------------    -------------
                                                                                  (In Thousands)

   Tax (Benefit) Expense at U.S. statutory rate                  $      413        $      117       $     (382)
   State Income Tax, Net                                                 42                 8              (41)
   Net operating loss carryforward                                     (455)                0                0
   Current tax benefit not recognized                                     0                 0              423
   Effect of prior year carryback, not previously recognized              0                 0             (270)
                                                                 ------------      ------------     ------------
                                                                 $        0        $      125       $     (270)
                                                                 ============      ============     ============


     Deferred taxes for continuing operations consist of the following:

                                                                           March 31, 2000         March 31, 1999
                                                                         -----------------      -----------------
                                                                                      (In Thousands)
    Deferred Tax Assets:
        Depreciation/Amortization Temporary Difference                   $         (140)        $          222
        Allowance for Doubtful Accounts                                             103                     79
        Inventory Valuation Allowance                                                15                     52
        Tax Loss Carry Forward                                                    4,638                  5,240
        Reserves and Provisions                                                     218                    212
                                                                         ----------------       ----------------
        Gross Deferred Tax Asset                                                  4,834                  5,805
                                                                         ----------------       ----------------
        Less Valuation Allowance                                                 (4,834)                (5,805)
                                                                         ----------------       ----------------
        Deferred Income Taxes                                            $            0         $            0
                                                                         ================       ================

     At March 31, 2000, the Company had deferred tax assets available from continuing operations of approximately $4.8 million as shown above. Deferred taxes for discontinued operations as of March 31, 2000 total approximately $1.4 million consisting principally of allowance for doubtful accounts. A tax benefit has not been recorded for these assets, as it is not yet more likely than not that these benefits will be realized by reducing future taxable income. At March 31, 2000, the Company had approximately $12.4 million of carryforward losses that will expire by 2020 that are available to offset future taxable income.


NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

     Stockholders' Equity (Deficit) consists of the following:

                                                       March 31,             March 31,            March 31,
                                                         2000                  1999                  1998
                                                   ----------------      ----------------     -----------------
      Voting Preferred Stock:
          Par Value $.0001 Per Share
          Authorized Shares                            7,500,000             7,500,000             7,500,000
          Issued Shares                                6,500,000             6,500,000             6,500,000
          Outstanding Shares                           6,500,000             6,500,000             6,500,000

                                                       March 31,             March 31,            March 31,
                                                         2000                  1999                  1998
                                                   ----------------      ----------------     -----------------
      Common Stock:
          Par Value $.01 Per Share
          Authorized Shares                           25,000,000            25,000,000            25,000,000
          Outstanding Shares                           6,495,421             6,358,991             6,071,673
          Issued Shares                                6,542,621             6,406,191             6,129,673



Common Stock

     During fiscal 2000, the Company issued 50,000 shares of common stock to an officer and director in lieu of cash compensation of $4,750 and 46,430 shares of common stock to outside directors in lieu of cash compensation of $18,500 earned for attendance at meetings of the Board of Directors. In addition, the Company issued 40,000 shares of common stock to two individuals pursuant to an agreement to redeem the minority interest held by these individuals in a subsidiary of LifeServ.

     During fiscal 1998, the Company issued 150,000 shares of common stock in lieu of a debt payment to a former employee of the Company. These shares were valued based upon the value of the debt payment reduction, and the agreement required additional shares to be issued one year later such that the total value of all shares issued be equal to $150,000. During fiscal 1999, the Company issued 287,318 shares of common stock to complete this agreement. In addition, during fiscal 1998, 22,500 shares were issued to employees for services and were valued at $0.32 per share, which was the approximate market value at the time they were issued

Preferred Stock

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

                                                                       2000              1999             1998
                                                                  -------------     -------------    --------------
Net Income (Loss)                        As Reported              $    2,499        $  (5,487)       $     (854)
                                         ProForma                 $    2,470        $  (5,589)       $   (1,066)

Earnings (Loss) Per Common Share         As Reported              $     0.39        $   (0.88)       $    (0.14)
                                         ProForma                 $     0.38        $   (0.90)       $    (0.18)


     The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998 respectively, no dividend yield for all years, expected volatility of 130, 148, and 131 percent; risk-free interest rates of 6.3, 5.10 and 5.81 percent, and expected lives of 3.0, 4.0 and
3.7 years.

     Activity related to options is as follows:

                                                                                            Weighted Average
                                                               Number of Shares                 Exercise
                                                                                             Price per Share
                                                             --------------------         --------------------
         Outstanding at March 31, 1997                            1,016,289                      $1.51
               Granted in Fiscal 1997:
               Officers & Directors                                 152,000                      $1.00
               Employees                                            412,000                      $1.00
               Options Expired                                      (22,170)                     $2.62
                                                            --------------------         --------------------

         Outstanding at March 31, 1998                            1,558,119                      $1.31
               Granted in Fiscal 1998:
               Officers and Directors                                22,000                      $0.75
               Employees                                            115,000                      $1.00
               Options Expired                                     (117,688)                     $1.77
                                                             --------------------         --------------------

         Outstanding at March 31, 1999                            1,577,431                      $1.25
               Granted in Fiscal 2000:
               Officers and Directors                                12,000                      $1.00
               Employees                                                  0                         $0
               Options Expired                                     (498,166)                     $1.05
                                                             --------------------         --------------------

         Outstanding at March 31, 2000                             1,091,265                     $1.34
                                                             ====================         ====================




Outstanding Shares
------------------
                                                               Weighted Average
                Range of                   Number            Remaining Contractual       Weighted Average
            Exercise Prices              Outstanding                  Life                Exercise Price
                                                                    (Years)
        -----------------------      ------------------      ---------------------     -------------------
           $0.75 - $1.63                1,051,395                    5.9                     $1.15
           $4.00 - $6.00                   27,250                    2.8                     $5.03
           $6.38 - $10.00                  12,620                    4.0                     $9.32

Exercisable Shares
------------------
           $0.75 - $1.63                 879,544                     5.7                     $1.18
           $4.00 - $6.00                  27,250                     2.8                     $5.03
           $6.38 - $10.00                 12,620                     4.0                     $9.32



     The options outstanding at March 31, 2000 expire on various dates commencing in March 2001 and ending in March 2010.

     The weighted average grant date fair value of options during fiscal year 2000, 1999 and 1998 was $.33, $.28, and $.29 respectively.

     At March 31, 1999 and 1998, exercisable options totaled 1,167,098 and 673,984 at weighted average exercise prices of $1.33 and $1.68, respectively.

Warrants
--------

        Activity related to warrants is as follows:

                                                                      Number of Shares         Weighted Average
                                                                                                Price Per Share
                                                                    --------------------      ------------------
        Outstanding at March 31, 1997 through March 31, 1999             1,529,000                  $6.15
        Granted in Fiscal 2000                                              42,500                  $0.46
                                                                    --------------------      ------------------
        Outstanding at March 31, 2000                                    1,571,500                  $6.00
                                                                    ====================      ==================


     Of the warrants outstanding at March 31, 2000, 1,320,000 expire in July 2000 with the remaining warrants expiring in March 2010.

     The weighted average grant date fair value of warrants during fiscal year 2000 and 1999 was $.10 and $.25 respectively.

     During fiscal year 1995, the Company entered into a stock appreciation rights agreement with its Chief Executive Officer. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. Additional compensation payable for the years ended March 31, 2000, 1999 and 1998 totaled $27,000, $0 and $0 respectively.


NOTE 16 - BUSINESS ACQUISITION

     During the second quarter of fiscal year 1999, the Company, through its subsidiary MTL, entered into an agreement to purchase certain assets of Community Clinical Laboratories, Inc. ("CCL"), principally equipment and goodwill/customer base, in exchange for a $2,500,000 contingent note payable for a period of five years. The primary operations of CCL were previously suspended in July 1998 when certain agencies of both the State of Florida and the Federal Government revoked CCL's ability to seek reimbursement for its laboratory testing services from both the Medicare and Medicaid programs and seized CCL's accounting records.

     During the third quarter of fiscal year 1999, the Company recorded the acquisition of the assets of CCL as a purchase. Accordingly, the Company estimated the amount ultimately payable pursuant to the contingent note payable and allocated the total estimated cost of the acquisition to equipment based upon an independent appraisal, and the remainder to goodwill/customer base. During the fourth quarter of fiscal year 1999, the Company changed its preliminary estimate of the present value of the amount that may be ultimately payable on the contingent note payable from approximately $2,000,000 to approximately $1,058,000 based on a more thorough analysis of historical and expected cash collections and correspondingly reduced the amount of goodwill/customer base recorded to approximately $250,000. The goodwill/customer base has a ten-year amortization period.

     As a result of the uncertainty related to the operations of CCL prior to the acquisition of certain assets by MTL and the lack of reliable financial information related to the historical operation of CCL, as well as due to management's decision in fiscal 1999 to sell or abandon MTL, pro-forma results as if the business combination occurred April 1, 1997 and 1998 are not deemed meaningful and have not been presented. The principal assets of MTL were sold in January 2000 (see Note 3).

NOTE 17 - EARNINGS PER SHARE

     Net income  (loss) per common  share is  computed  by  dividing  net income
(loss) by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

                                                                Year Ended          Year Ended          Year Ended
                                                              March 31, 2000      March 31, 1999      March 31, 1998
                                                             --------------      --------------     ---------------
Basic and Diluted

    Actual   weighted   average   shares   outstanding;
    weighted   average   shares   used  in  income  per
    calculation - basic and diluted                             6,447,000           6,223,000           6,062,000
                                                              ==============      ==============     ===============



     The following table set forth the computation of historical basic and diluted earnings (loss) per share:

                                                                   2000                1999                1998
                                                             ---------------      --------------     ---------------
Numerator:
   Net Income (Loss)                                          $ 2,499,000         $ (5,487,000)       $  (854,000)
                                                             ===============      ==============     ===============
Denominator:
    Denominator  for basic  and  diluted  earnings  per
    share- weighted average shares outstanding                  6,447,000            6,233,000          6,062,000
                                                             ===============      ==============     ===============

Net Income (Loss) Per Common Share - Basic                    $      0.39               $(0.88)       $     (0.14)
                                                             ===============      ==============     ===============
Net Income (Loss) per Common Share - Diluted                  $      0.39         $      (0.88)       $     (0.14)
                                                             ===============      ==============     ===============


     The effect of all options and warrants (see Note 15) for all years were not included in the calculation of net income (loss) per diluted common share as the effect would have been anti-dilutive.

NOTE 18 - CONTINGENCIES

     The Company sold the assets of subsidiaries LifeServ and MTL during fiscal 2000 (See Note 3). The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation of approximately $536,000 payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor.

     In November 1998, the Company's subsidiary, MTL, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") and $104,000 from the State of Florida Agency for Health Care Administration ("AHCA"). The requests followed an onsite review of MTL's billing procedures by agencies of both the State of Florida and the federal government. The Company has requested a hearing in the matter, and MPS and AHCA have suspended the recoupment of the refund until the hearing takes place. Although MTL believes that MPS's determination and the request for refunds are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not result in a recoupment effort by HCFA directed at the proceeds of the collection of accounts receivable that MTL retained as part of the sale of the business.

     Certain creditors of LifeServ and MTL have commenced legal actions against the Company seeking payment of liabilities assumed by the buyers of LifeServ and MTL. The Company intends to vigorously defend these actions and seek appropriate remedies from the buyers.

     The Company is involved in certain claims and legal actions arising in the ordinary course of business including the matters referred to above. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     The  Company  did  not  experience   any   significant   interruptions   or
difficulties related to Y2K readiness, however, internal systems as well as third party compliance continues to be monitored. Notwithstanding the foregoing, there can be no assurances that difficulties will not arise that may have a material adverse effect on the operations of the Company.


NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  2000          1999         1998
                                                                               ----------    ---------   ----------
Supplemental Disclosure of Cash flow Information

   Cash Paid for Interest                                                      $  1,159      $ 1,153     $ 1,048

   Cash Received from Income Tax Refund                                        $      0      $     0     $   270

Supplemental Cash Flow Information for Discontinued Operations

   Operating Activities:
     Net Cash Provided (Used) by Discontinued Operations                       $    400      $  (477)    $(1,286)

   Investing Activities

   Net Cash Provided (Used) by Investing Activities of Discontinued

     Operations                                                                      90       (1,527)       (679)

   Financing Activities:
   Net Cash Provided (Used) by Financing Activities of Discontinued
     Operations                                                                    (475)       2,207       1,967

   Net Increase (Decrease) in Cash - Discontinued Operations                         15          203           2
   Cash at Beginning of Period - Discontinued Operations                             61         (142)       (144)
                                                                               ---------    ---------   ---------
   Cash at End of Period - Discontinued Operations                             $     76     $     61        (142)
                                                                               =========    =========   =========

     Other non-cash investing and financing activities are as follows:

Continuing Operations
---------------------

     During fiscal year 2000, the Company recorded a prior year equity transaction that was deemed insignificant pertaining to the forgiveness of $25,000 of debt to a former officer of the Company in exchange for a reduction in the exercise price of options previously granted to him from $4.00 and $1.63 per option to $1.00 per option. The new exercise price was greater than the market price of the Company's common stock at that time. In addition, the Company issued common stock in exchange for an accrued liability reduction of $15,000 and transferred approximately $90,000 of other assets to fixed assets.

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

     See  Notes  1  and  3  for  fiscal  2000  and  1999   forgiveness  of  debt
(extraordinary gain) and gain on disposal of discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL TECHNOLOGY SYSTEMS, INC.


Dated: July 6,  2000                    By: /s Todd E. Siegel
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


         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,    July 6, 2000
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel


 /s David W. Kazarian       Director                               July 6, 2000
 -----------------------
 David W. Kazarian


 /s Michael P.Conroy        Director, Chief Financial Officer      July 6, 2000
 -----------------------    and Vice President
 Michael P. Conroy


 /s John Stanton           Director and Vice Chairman of the       July 6, 2000
------------------------   Board of Directors
 John Stanton


 /s Mark J. Connolly       Principal Accounting Officer            July 6, 2000
-----------------------    and Controller
 Mark J. Connolly

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors
Medical Technology Systems, Inc.


         In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 29, 2000, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 2000, we have also audited
Schedule II for the years ended March 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

GRANT THORNTON LLP
Tampa, Florida

June 29, 2000

                                                                     SCHEDULE II


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended March 31, 1998, 1999 AND 2000



                Column A                           Column B             Column C             Column D             Column E
-----------------------------------------       --------------       --------------       --------------       --------------
                                                  Balance at           Charged to            Accounts            Balance at
                                                 Begining of           Costs and           Writtren Off,           End of
                                                     Year               Expenses                Net                 Year
                                                --------------       --------------       --------------       --------------
(1) Deferred Tax Valuation Allowance:

Year Ended March 31, 1998                       $       4,909        $         980        $           0        $       5,889
Year Ended March 31, 1999                       $       5,889        $          84        $           0        $       5,805
Year Ended March 31, 2000                       $       5,805        $       1,167        $           0        $       4,638


(1) Inventory Valuation Allowance:

Year Ended March 31, 1998                       $          80        $         189        $           0        $         269
Year Ended March 31, 1999                       $           0        $         140        $           0        $         140
Year Ended March 31, 2000                       $         140        $         100        $           0        $          40


(1) Self Insured Medical Claims
        Valuation Allowance:

Year Ended March 31, 1998                       $         212        $         583        $         611        $         184
Year Ended March 31, 1999                       $         122        $         566        $         588        $         100
Year Ended March 31, 2000                       $         100        $         297        $         325        $          72


(1) Allowance for Doubtful Accounts
        and Contractual Allowances:

Year Ended March 31, 1998                       $       1,040        $       1,463        $         499        $       2,004
Year Ended March 31, 1999                       $         178        $          58        $          25        $         211
Year Ended March 31, 2000                       $         211        $          67        $           4        $         274



     (1) For years ended March 31, 2000 and 1999, amounts reflect continuing operations only. The year ended March 31, 1998 amounts have not been restated to reflect continuing operations only as to do so is not practical.