Form 10-K/A
period 2000-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-07-28
CIK 823560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                         (Amendment No. 1 to Form 10-K)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For fiscal year ended March 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________ to ________

                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              59-2740462
 ------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


 12920 Automobile Boulevard, Clearwater, Florida                         33762
------------------------------------------------                      ----------
    (Address of Principal Executive Offices)                          (Zip Code)


                                 (727) 576-6311
              ---------------------------------------------------
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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,542,621 as of June 29,

                                 AMENDMENT NO. 1

                            TO THE FORM 10-K FILED BY

                   MEDICAL TECHNOLOGY SYSTEMS ON JULY 6, 2000

     The following items were omitted from the Form 10-K filed by Medical Technology Systems on July 6, 2000, and such Form 10-K is hereby amended to include PART III as set forth below.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information, as of July 28, 2000, with respect to each person who is currently a director or executive officer of the Company.

                                                                                                       Year First
        Name                                     Position(s) Held (1)                             Age   Became a
                                                                                                        Director
--------------------  -------------------------------------------------------------------------  ----  ----------
Todd E. Siegel        Chairman of the Board of Directors, President and Chief Executive Officer   42      1986
David Kazarian        Director                                                                    58      1988
Michael P. Conroy     Director, Chief Financial Officer, Vice President and Secretary             52      1996
John Stanton          Director, Vice Chairman of the Board of Directors                           51      1996
Mark J. Connolly      Principal Accounting Officer and Controller                                 41

-----------------

(1) Each director serves a one-year term that expires at the Annual Meeting or when his successor is duly elected and qualified.

     Todd E. Siegel. Mr. Siegel became President and Chief Executive Officer of the Company in 1992 and has served as a director of the Company since 1985. Mr. Siegel served from 1988 to 1992 as Executive Vice President and Chief Operating Officer of the Company and from 1985 to 1988 as Vice President of Sales. Additionally, Mr. Siegel served as the Company's Secretary from 1986 to 1996. See "Employment Agreements" and "Certain Relationships and Related Transactions".

     David Kazarian. Mr. Kazarian has served as a director of the Company since 1988. Prior to its sale in December 1990, Mr. Kazarian and his wife owned and operated Kazarian Pharmacy. Since March 1991, Mr. Kazarian has been the founder and President of Infuserve America, Inc., a firm involved in the home health care business.

     Michael P. Conroy. Mr. Conroy has served as a director of the Company since 1996. Mr. Conroy was selected as Chief Financial Officer, Vice President and Secretary by the Board of Directors in August 1996. Since 1994, Mr. Conroy has been President of CFO Financial Services, Inc. From 1990 through 1994, Mr. Conroy was the Vice President of Finance and Chief Financial Officer of the Grant Group of Companies. Mr. Conroy is a Certified Public Accountant. See "Employment Agreements".

     John  Stanton.  Mr.  Stanton has served as a director of the Company  since
1996. Since 1981, Mr. Stanton has been President of Florida Engineered Construction Products Corp., which is a privately owned company. Mr. Stanton also serves as President of EarthFirst Technologies, Inc., a publicly traded company.

     Mark J. Connolly. Mr. Connolly was appointed Controller of the Company in December 1999. Mr. Connolly served as Senior Manager at N.G. Kelly and Company from November 1997 to December 1999. Prior to 1999, Mr. Connolly served as Vice President of Operations for Hospice of Southwest Florida from February 1993 to October 1997. Mr. Connolly is a Certified Public Accountant.


          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten-percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten-percent stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no SEC Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during fiscal year 2000, its officers, directors and ten-percent beneficial owners timely complied with all applicable filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The table below sets forth certain 9information concerning the compensation earned during fiscal years 1998, 1999 and 2000 by the Company's Chief Executive Officer and Chief Financial Officer. No other executive officer received total annual compensation in excess of $100,000.

                                                                      Annual Compensation
                                                           ----------------------------------------
                                                                                                         Securities
         Name and Principal Position             Fiscal      Salary ($)        SAR/         Other        Underlying
                                                  Year                         Bonus       ($) (1)      Options/SARs
---------------------------------------------    ------    --------------   ----------   ----------   ---------------
Todd E. Siegel                                    2000       $209,457        $21,016       $11,766             0
  President and Chief Executive Officer           1999       $191,029             $0       $18,206        79,000  (2)
                                                  1998       $168,450             $0       $14,608        20,000  (2)

Michael P. Conroy                                 2000       $130,508        $18,021        $7,596             0
  Vice   President   and   Chief   Financial      1999       $127,685             $0       $10,537        25,000  (3)
  Officer
                                                  1998        $23,538  (4)        $0       $10,334             0

-----------------

     (1) Includes automobile expenses, health and life insurance premiums paid by the Company for the benefit of named individuals.

     (2) Consists of options to acquire 59,000 shares of Common Stock issued pursuant to the terms of a $100,000 loan made to the Company by Mr. Siegel. In addition, Mr. Siegel receives options to purchase 20,000 shares of the Company's Common Stock per year pursuant to a long-term incentive agreement.

     (3) Consists of options to acquire 25,000 shares of Common Stock issued pursuant to Mr. Conroy's Employment Agreement.

     (4) During 1998, the Company retained the services of CFO Financial Services, Inc. Mr. Conroy was affiliated with CFO Financial Services, Inc. The Company paid CFO Financial Services, Inc. $78,380 during the year ended March 31, 1998 for Mr. Conroy's services.

     Compensation of Directors. Directors, who are not otherwise employees of the Company, are paid a $750 fee for attending meetings. The fee is $350 if a meeting is held telephonically. In addition, for each year that an individual, who is not otherwise an employee of the Company, serves as a director, he is issued options to acquire 2,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such shares on the date of issuance. However, if the fair market value of a share of the Company's Common Stock is $1.00 or less on the date of issuance, the options granted will entitle the holder to purchase Common Stock of the Company for $1.00 per share.
Directors' options are issued as of the date of each annual meeting of directors. Directors must serve until the next annual meeting of stockholders to vest their options issued in the prior year. The options expire 10 years from their issuance date. During the fiscal year ended March 31, 2000, Mr. Stanton and Mr. Kazarian were each issued options to acquire 6,000 shares of the Company's Common Stock for their services during the fiscal years ended March
31, 1997, 1998 and 1999. In addition, Mr. Stanton and Mr. Kazarian were each issued 23,215 shares of Common Stock in lieu of cash compensation of $9,250 for meetings attended during fiscal years ended March 31, 1997, 1998, 1999 and 2000.

     Employment Agreements. Effective September 1, 1994, the Company entered into an Employment Agreement with Mr. Todd E. Siegel (the "Siegel Employment Agreement"). The Siegel Employment Agreement was for a five-year term. Mr. Siegel's base salary for the period September 1, 1994 through August 31, 1995, was $150,000, and that amount increases 6% per year to approximately $189,000 for the fifth year of his agreement ending August 31, 1999. The Siegel Employment Agreement also provided for bonuses, expense reimbursement, and other performance-based incentive compensation arrangements. The Siegel Employment Agreement provided Mr. Siegel the right to receive compensation in the form of Common Stock of the Company in lieu of cash. The Company and Mr. Siegel have not entered into a new Employment Agreement for periods commencing after August 31, 1999, therefore, according to its terms, the Siegel Employment Agreement was renewed for a one-year period ending August 31, 2000.

     In connection with the execution of the Siegel Employment Agreement, Mr. Siegel was granted the right to acquire 40,000 shares of the Company's Common Stock at an exercise price of $7.00 per share, which was the fair market value of those shares as of the date of grant. In 1996, the exercise price was reset to $1.625. The options are "non-qualified" and have an exercise period of ten years.

     The Siegel Employment Agreement provides for severance payments equal to a lump sum payment of 299% of his then current base salary in the event of (i) a change of control and a subsequent termination without cause of Mr. Siegel or
(ii) a material reduction in his compensation. The Siegel Employment Agreement contains a restrictive covenant not to compete, solicit or disclose confidential information during the term of the agreement.

     The Company and Mr. Siegel have entered into an Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement (the "Long-Term Incentive Agreement") to provide for the long-term incentive of Mr. Siegel and the alignment of his interest with those of the Company's stockholders. The Long-Term Incentive Agreement grants Mr. Siegel a stock appreciation right ("SAR") equal to 3.25% of the incremental increase in the value of the Company between successive fiscal years. Originally, value was defined to mean the difference between the total market capitalization of the Company between successive fiscal year ends. Now that the Common Stock has been delisted from NASDAQ, value will be determined by the average of the high bid and ask price for the Common Stock as quoted on the NASD OTC bulletin board. The total market capitalization means the total number of shares of Common Stock outstanding multiplied by the closing price of the Common Stock traded on the NASDAQ or other quotation service. The amount payable to Mr. Siegel under the Long-Term Incentive Agreement for fiscal 2000 was $26,890.

     Mr. Siegel has the option of receiving his rights to the SARs in the form of cash or the Company's Common Stock equal to the cash value. The shares of Common Stock issued to Mr. Siegel are valued at one-half of the fair market value of the Company's Common Stock as of the March 31 in the year for which the SARs are granted (the "Valuation Date"). In the event of a change of control or sale of the Company's business, Mr. Siegel's rights under his SARs are accelerated and immediately vested.

     Pursuant to the Long-Term Incentive Agreement, the Company granted Mr. Siegel the right to acquire up to 20,000 shares of its Common Stock on an annual basis at a purchase price equal to the fair market value of such shares as of the end of each fiscal year during the term of this agreement. However, if the fair market value of a share of Common Stock is $1.00 or less at the end of a particular fiscal year, options granted during that year will entitle Mr. Siegel to purchase shares of Common Stock for $1.00 per share. The options are non-qualified and have a ten-year term. The options granted in 1998 have an exercise price of $1.00 per share.

     Effective March 1, 1998, the Company entered into an Employment Agreement with Mr. Michael P. Conroy, the Chief Financial Officer. The Employment Agreement is for a three-year term and provides for an annual base salary of $125,000, $130,000 and $136,000 in each of the three years. Pursuant to the Employment Agreement, Mr. Conroy received options to acquire 25,000 shares of the Company's Common Stock, exercisable for a period of ten years at a price of $1.00.

     Aggregated Option Table. The following table sets forth information concerning options held by the Chief Executive Officer at the end of fiscal year 2000.

                              Number of Securities Underlying Exercised        Value of Unexercised in-the-Money
          Name                     Options/SARS at Fiscal Year End              Options/SARS at Fiscal Year End
                                                 (#)                                          ($)
------------------------    ---------------------------------------------    --------------------------------------

     Todd E. Siegel                          199,000 (1)                                    -0- (2)


-----------------

     (1)  All such options held by Mr. Siegel are currently exercisable.

     (2) Value of options is based on the bid price of a share of the Company's Common Stock as of March 31, 2000 ($0.31), minus the exercise price (which ranges from $0.75-$1.625) multiplied by 100,000, which yields a negative figure.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 30, 2000 certain information regarding the beneficial ownership of the Common Stock by (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, and (iv) all directors and executive officers of the Company as a group.

                                                               Amount and
           Name and Address of                Title of          Nature of         Common Stock     Percentage of Voting
          Beneficial Owner (1)                 Class           Beneficial          Percentage           Shares (6)
                                                               Ownership
----------------------------------------     ----------     ----------------     --------------    --------------------
Todd E.  Siegel,  individually  and           Common              775,082            11.5%                 69.8%
through  the  Siegel   Family  QTIP                             6,500,000
Trust(2)(3)(4)                                Preferred

David Kazarian (5)                            Common               89,215             1.4%                  0.5%

Michael P. Conroy (7)                         Common              165,000             2.5%                  0.8%

John Stanton (8)                              Common              139,215             2.1%                  0.7%

All Officers and Directors as a               Common            1,168,512            17.2%                 71.8%
Group (4 persons)                                               6,500,000
                                              Preferred

------------------------

     (1) The business address for Messrs. Siegel, Kazarian, Conroy and Stanton is 12920 Automobile Boulevard, Clearwater, Florida 33762.

     (2) Todd E. Siegel is the trustee of the Siegel Family QTIP Trust, established pursuant to the Siegel Family Revocable Trust (the "Trust"), and accordingly controls the shares owned of record by the Trust. The Trust is the managing partner of JADE Partners (the "Partnership") and accordingly controls the Partnership. Currently, Mr. Siegel owns 185,769 shares of Common Stock individually. The Partnership owns 390,313 shares of Common Stock.

     (3) The Partnership is the owner of record of 6,500,000 Shares of the Company's Voting Preferred Stock, which represents 100% of the outstanding Voting Preferred Stock. Each share of Voting Preferred Stock has the power to cast two votes per share on any matter on which the Common Stock is entitled to vote.

     (4) Includes options to acquire 199,000 shares of Common Stock, of which 80,000 options are exercisable at $1.625 per share, 60,000 are exercisable at $1.00 per share and 59,000 exercisable at $.75. (5) Includes options to acquire 41,000 shares, of which 35,000 are exercisable at $1.00 and 6,000 are exercisable at $1.625 and includes 25,000 shares of Common Stock held by his wife for which Mr. Kazarian disclaims beneficial ownership. (6) Combined voting percentage of Common and Voting Preferred Stock, including 6,500,000 shares of Voting Preferred Stock held of record by the Partnership, of which Todd E. Siegel may be deemed to be the beneficial owner.

     (7)  Includes options to acquire 25,000 shares of Common Stock  exercisable
          at  $1.00  per  share  granted  in  connection   with  his  Employment
          Agreement. See "Executive Compensation-Employment Agreements".

     (8) Includes options to acquire 6,000 shares of Common Stock exercisable at $1.00 per share.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The JADE Partners (the "Partnership") is currently the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the "Trust"), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. Mr. Siegel is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

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

     The Voting Preferred Stock was issued to assure complete and unfettered control of the Company by its holder. The issuance of the Voting Preferred Stock constitutes an anti-takeover device since the approval of any merger or acquisition of the Company will be completely dependent upon the approval of the Trust.

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

     In September 1990, the Company, the Trust and Harold B. Siegel entered into an agreement whereby the Company issued the Trust 1,500,000 shares of Common Stock and the Trust and Harold B. Siegel agreed to reduce future royalties due under the license agreement from 2% to 1%. For fiscal year 2000, the Company paid $50,000 to the Trust for royalties. In addition, royalties of $266,000 are due for fiscal years ending through March 31, 2000.

     Todd E. Siegel is a guarantor of the Company's outstanding restructured credit facility with SouthTrust Bank. On September 4, 1996, the Bankruptcy Court confirmed the Company's restructured indebtedness to the Bank in the amount of approximately $28.0 million. The $28.0 million indebtedness has been separated into two notes, Plan Note I and Plan Note II, and is scheduled to be repaid as follows:

     Plan Note I, in the stated principal amount of approximately $27.0 million, provides for a portion of the principal amount, $15.0 million, to be due and payable as follows:

     (1) Interest at the rate of 7.5% for a period of two years ending September 1, 1998.

     (2) Installments of principal and interest at the rate of 7.5% payable monthly for a period of ten years ending September 1, 2006. At which time, the then outstanding principal amount is due and payable in full. The monthly installments of principal and interest are calculated based on the principal amount amortized in level monthly payments over twenty years.

     Plan Note II, in the stated principal amount of $1,000,000 provided for payment of $750,000 on or about the date of the confirmation of the Plans of Reorganization. The Company made the payment of $750,000 on or about September 5, 1996 and in accordance with the terms of Plan Note II, the stated principal amount was deemed fully satisfied.

     Plan Note I further provides that the net sales proceeds from the sale of Vangard, would be paid to the Bank. In addition, certain other mandatory prepayments of the stated principal amount were required upon the occurrence of a capital transaction in which any of the Company's subsidiaries are sold, as well as upon the receipt of any proceeds resulting from certain causes of action commenced by the Company. Plan Note I also provides that the full stated principal amount of approximately $28 million will be due and payable upon the occurrence of specified major events of default.

     Effective March 31, 1997, the stated principal amount of Plan Note I was reduced to $15.0 million. Thereby, permanently removing any contingent amount due including the additional $12 million principal amount, except for the mandatory prepayments for any capital transactions. As a result of this modification and the receipt of proceeds from the sale of Vangard, the Company realized an extraordinary gain of approximately $10.3 million, after the mandatory payment from the Vangard sales proceeds of approximately $3.1 million.

     Mr. Siegel agreed to unconditionally guarantee the full and timely payment of the SouthTrust Bank credit facility. Should the Company default on any of the above payments, Mr. Siegel agreed to immediately cure such default on demand of the Bank. If Mr. Siegel fails to cure the default, the Bank may proceed directly against Mr. Siegel for payment in a court of competent jurisdiction. In addition, Mr. Siegel, as trustee of the Siegel Family QTIP Trust, which is managing general partner of the JADE Partnership, has pledged 100,000 shares of the Company's Common Stock held by the JADE Partnership to SouthTrust Bank to secure repayment of the Partnership's obligations in the amount of approximately $300,000.

         In August 1998, Mr. Siegel loaned the Company $100,000 for general working capital needs. The terms of the loan provide for repayment in monthly installments of $17,625 including interest at 18% per annum commencing July 31, 2000. In addition, Mr. Siegel received options to purchase 59,000 shares of the Company's Common Stock at $0.75 per share.

         The Company has entered into indemnification agreements with each of its directors, including Mr. Siegel. The indemnification agreements authorize indemnification of such directors to the full ext authorized or permitted by law.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

 Dated: July 28, 2000                              By: /s Todd E. Siegel
                                         ---------------------------------------
                                         Todd E. Siegel, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,    July 28, 2000
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel


 /s David W. Kazarian       Director                               July 28, 2000
 -----------------------
 David W. Kazarian


 /s Michael P.Conroy        Director, Chief Financial Officer      July 28, 2000
 -----------------------    and Vice President
 Michael P. Conroy


 /s John Stanton           Director and Vice Chairman of the       July 28, 2000
------------------------   Board of Directors
 John Stanton


 /s Mark J. Connolly       Principal Accounting Officer            July 28, 2000
-----------------------    and Controller
 Mark J. Connolly