Form 10-Q
period 2000-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-08-09
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended June 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ____________________


                              0-16594
Commission file number  ________________________________________________________


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
________________________________________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                              59-2740462
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S.) Employer
Incorporation or Organization)                              Identification No.)


              12920 Automobile Boulevard, Clearwater, Florida 33762
________________________________________________________________________________
                    (Address of Principal Executive Offices)

                                  727-576-6311
________________________________________________________________________________
              (Registrant's Telephone Number, Including Area Code)

________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)


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


                                        i

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                           Page

Part I - Financial Information


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              June 30, 2000 and March 31, 2000...........................      1


         Condensed Consolidated Statements of Operations -
              Three Months Ended June 30, 2000 and 1999..................      2


         Condensed Consolidated Statements of Changes in Stockholders'
              Equity (Deficit) - Three Months Ended June 30, 2000........      3


         Condensed Consolidated Statements of Cash Flow -
              Three Months Ended June 30, 2000 and 1999..................      4


         Notes to Condensed Consolidated Financial Statements............  5 - 9


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 9 - 11



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K................................     12


         Signature.......................................................     12

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


Item 1.  Financial Statements


                    PART 1 - FINANCIAL INFORMATION

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)


   ASSETS

                                                                           June 30,                  March 31,
                                                                             2000                      2000
                                                                       -----------------          -----------------
                                                                         (Unaudited)
Current Assets:
     Cash                                                               $           163            $           172
     Accounts Receivable, Net                                                     2,895                      2,601
     Inventories                                                                  1,719                      2,030
     Prepaids and Other                                                             103                         86
                                                                          --------------             --------------
     Total Current Assets                                                         4,880                      4,889

Property and Equipment, Net                                                       1,723                      1,904
Other Assets, Net                                                                 1,315                      1,073
                                                                       -----------------          -----------------

Total Assets                                                            $         7,918            $         7,866
                                                                       =================          =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                               $         1,006            $         1,052
     Accounts Payable and Accrued Liabilities                                     1,989                      2,135
                                                                       -----------------          -----------------
     Total Current Liabilities                                                    2,995                      3,187

Net Liabilities of Discontinued Operations                                          631                        605
Long-Term Debt, Less Current Maturities                                          12,926                     13,111
                                                                       -----------------          -----------------
Total Liabilities                                                                16,552                     16,903
                                                                       -----------------          -----------------
Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                           1                          1
     Common Stock                                                                    65                         65
     Capital In Excess of Par Value                                               8,646                      8,646
     Accumulated Deficit                                                        (17,018)                   (17,421)
     Less:  Treasury Stock                                                         (328)                      (328)
                                                                       -----------------          -----------------
     Total Stockholders' Equity (Deficit)                                        (8,634)                    (9,037)
                                                                       -----------------          -----------------
     Total Liabilities and Stockholders' Equity (Deficit)               $         7,918            $         7,866
                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.

             MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands; Except Earnings Per Share Amounts)

                                (Unaudited)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                ------------------------------------------
                                                                                     2000                       1999
                                                                                ---------------           ----------------
Revenue:
Net Sales                                                                       $        4,679            $         3,836

Costs and Expenses:
      Cost of Sales                                                                      2,693                      2,076
      Selling, General and Administrative                                                1,124                      1,077
      Research and Development                                                              27                         83
      Depreciation and Amortization                                                        193                        255
      Interest, Net                                                                        268                        294
                                                                                ---------------           ----------------

Total Costs and Expenses                                                                 4,305                      3,785
                                                                                ---------------           ----------------

Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                                           374                         51

Income (Loss) from Operations of Discontinued Operations,
   Net of Income Tax                                                                         8                       (524)

Gain on Forgiveness of Debt of Discontinued Operations                                      21                          0

Gain on Disposal of Discontinued Operations,
  Net of Income Tax                                                                          0                      1,822
                                                                                ---------------           ----------------

Net Income                                                                      $          403            $         1,349
                                                                                ===============           ================

Earnings per Basic and Diluted Common Share:
      Income from Continuing Operations                                         $         0.06            $          0.01
      Income from Discontinued Operations                                                 0.00                       0.20
                                                                                ---------------           ----------------

Net Income per Basic and Diluted Common Share                                   $         0.06            $          0.21
                                                                                ===============           ================

Weighted average Common Shares Outstanding - Basic and Diluted                           6,543                      6,406
                                                                                ===============           ================

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                           COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          .01         Capital in     Retained        Treasury
                                          of            Par         Excess of      Earnings          Stock          Total
                                        Shares         Value        Par Value      (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2000                6,542,621     $      65     $     8,646    $  (17,421)     $    (328)      $ (9,038)

Net Income for Three Months
   Ended June 30, 2000                                                                   403                           403
                                      --------------------------------------------------------------------------------------

Balance, June 30, 2000                 6,542,621     $      65     $     8,646    $  (17,018)     $    (328)      $ (8,635)
                                      ===========   ===========    ============  ============    ============    ===========


                                                                        VOTING PREFERRED STOCK
                                      --------------------------------------------------------------------------------------
                                        Number        $.0001
                                          of            Par
                                        Shares         Value
                                      -----------   -----------

Balance, March 31, 2000                6,500,000     $       1                                                    $      1
                                      -----------   -----------                                                  -----------

Balance June 30, 2000                  6,500,000     $       1                                                    $      1
                                      -----------   -----------                                                  -----------

Total Stockholders' Equity                                                                                       -----------
   (Deficit), June 31, 2000                                                                                       $  (8,634)
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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               June 30,
                                                                               --------------------------------------
                                                                                    2000                    1999
                                                                               -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                               $        374            $          51
                                                                               -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided (Used) by Operating Activities:
       Depreciation and Amortization                                                    193                      255
       (Increase) Decrease in:
         Accounts Receivable                                                           (294)                     266
         Inventories                                                                    311                     (136)
         Prepaids and Other                                                             (17)                    (106)
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                (146)                      12
                                                                               -------------           --------------
    Total Adjustments                                                                    47                      291
                                                                               -------------           --------------
    Net Cash Provided by Continuing Operations                                          421                      342
                                                                               -------------           --------------

Investing Activities
    Expended for Property and Equipment                                                 (78)                     (55)
    Expended for Product Development                                                   (173)                     (44)
    Expended for Patents and Other Assets                                                (2)                      (2)
                                                                               -------------           --------------

    Net Cash (Used) by Investing Activities of Continuing Operations                   (253)                    (101)
                                                                               -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                       (231)                    (272)
    Advances (To) From Affiliates - Discontinued Operations                              54                     (174)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                           0                        0
                                                                               -------------           --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                   (177)                    (446)
                                                                               -------------           --------------

Net (Decrease) in Cash - Continuing Operations                                           (9)                    (205)
Cash at Beginning of Period - Continuing Operations                                     172                      205
                                                                               -------------           --------------
Cash at End of Period - Continuing Operations                                  $        163            $           0
                                                                               =============           ==============


The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc. ("LifeServ"). MTL and LifeServ represent discontinued operations, and accordingly, the discontinued segments' net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations" for fiscal 2001 and fiscal 2000. The results of operations of the discontinued segment for fiscal 2001 and fiscal 2000 has been excluded from the components of "Income
(Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.


NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                      June 30,             March 31,
                                                                        2000                  2000
                                                                  ----------------      ----------------
                                                                              (In Thousands)

               Raw Materials                                      $          845        $          967
               Finished Goods and Work in Progress                           914                 1,103
               Less:  Inventory Valuation Allowance                          (40)                 (40)
                                                                  ----------------      ----------------
                                                                  $        1,719        $        2,030
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

NOTE D - DISCONTINUED OPERATIONS

     During fiscal year 2000, the Company implemented a strategy of focusing its resources on its core business, MTS Packaging, and divesting the other two business segments it historically operated. The Company sold the principal assets of its Health Care Information Systems business, LifeServ, in May 1999 and its Clinical Laboratory Services business, MTL, in January 2000. During the first quarter of fiscal 2000, the operations of the discontinued operations resulted in a loss of $524,000. The sale of the assets of LifeServ occurred in the first quarter of fiscal 2000 and resulted in a gain on disposal of $1.8 million.

     The sale of MTL did not occur until the fourth quarter of fiscal 2000. As part of that sale, the Company retained certain assets and liabilities of MTL. The assets are primarily comprised of accounts receivable that the Company continues to attempt to collect. The operations of MTL during the first quarter of fiscal 2001 were primarily confined to the collection of accounts receivable. The Company estimated the realizable value of the accounts receivable at the end of fiscal 2000 to be $1,000,000. Since the date of the sale, approximately $260,000 of accounts receivable were collected.

     The carrying value of the net assets of discontinued operations at June 30, 2000 and March 31, 2000 is comprised of the following.


                                                                        Total
                                                                    Discontinued
                                                                     Operations
                                                        ------------------------------------
                                                           June 30,               March 31,
                                                             2000                   2000
                                                        -------------           ------------
         Current Assets                                  $      936             $    1,078
         Other Assets                                             0                      0
                                                        -------------           ------------
         Total Assets                                    $      936             $    1,078
                                                        -------------           ------------

         Current Liabilities                             $    1,426             $    1,567
         Long-Term Liabilities                                  141                    116
                                                        -------------           ------------
         Total Liabilities                               $    1,567             $    1,683
                                                        -------------           ------------
         Net Assets (Liabilities) of
             Discontinued Operations                     $     (631)            $     (605)
                                                        =============           ============

NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                       June 30,         March 31,
                                                                                         2000             2000
                                                                                    ------------     --------------
                                                                                           (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately  $7.7  million  on  that  date  secured  by all  tangible  and
    intangible assets of the Company.                                                $  13,232        $   13,376

  Unsecured Notes Payable plus interest at 18% through December 2000.                      116               150

  Unsecured Notes Payable due March 2001 plus interest at 13%.                             106               142

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      164               169

  Unsecured  Note Payable  under  settlement  agreement  with State of Florida
    Department of Revenue,  payable in monthly  installments of  $2,500-$3,500
    over a period of four to eight years.                                                  251               260

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2001.                                         63                66
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 13,932            14,163
  Less Current Portion                                                                  (1,006)           (1,052)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  12,926        $   13,111
                                                                                    ============     =============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On July 6, 2000, the Company and its lender entered into an amendment to their loan agreement that included a waiver of certain defaults that may have occurred up to and including that date. In addition, the amendment provided for an increase in the monthly principal payments, a modification of the excess cash flow payment formula and a one-time principal payment of $200,000 that represented the excess cash flow payments that were due and payable through March 31, 2000.

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


NOTE G - SUBSEQUENT EVENT

     On July 27, 2000, the Board of Directors approved a recapitalization plan for the Company. The plan includes the exchange of 4,000,000 shares of common stock for 6,500,000 shares of voting preferred stock and also a reverse stock split of 1 share of common stock for 2.5 shares of common stock after the exchange of common stock for preferred stock. The recapitalization plan was ratified subject to shareholder approval and the consent of the Company's lender. If the recapitalization plan had been completed at the beginning of the three-month period ended June 30, 2000, the number of shares outstanding for purposes of calculating earnings per share would have been 4,217,000 and the earnings per basic and diluted common share for continuing operations for the three months ended June 30, 2000 and June 30, 1999 would have been $.09 and $.01 respectively. The earnings per basic and diluted common share for discontinued operations for the three months ended June 30, 2000 and June 30, 1999 would have been $.01 and $.31 respectively.

NOTE H - OTHER

     In June 2000, the Company entered into a one-year agreement with National Securities Corporation ("National") for investment banking services. As part of the compensation for services to be provided, the Company will issue to National 200,000 warrants to purchase shares of common stock at $.34 per share. In addition, the Company will issue to National 100,000 warrants to purchase shares of common stock at $.34 per share if the Company's common stock qualifies for a listing on an exchange. The Company has estimated the fair value of the warrants to be approximately $45,000 and will amortize this cost over the term of the agreement.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "estimates", "expects", "intends", "plans' and variations thereof and similar expressions are intended to identify forward-looking statements.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

     Net sales for the three months ended June 30, 2000 increased 22.0% to $4.7 million from $3.8 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. Prices for disposable products decreased approximately 1% during the first quarter of fiscal 2001. The Company anticipates that pricing on disposables could continue to experience downward pressure because reimbursement amounts received by customers from the end user of the products sold continue to be reduced. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles. The reduced cycles implemented by pharmacies has resulted from reductions in reimbursements introduced with the Medicare prospective payment system beginning in July 1999. In addition, the development of new markets for the Company's disposable products has contributed to the increase in net sales.

     Cost of sales for the three months ended June 30, 2000 increased 29.7% to $2.7 million from $2.1 million during the same period the prior year. Cost of sales as a percentage of sales increased to 57.6% from 54.1% during the same period the prior year. The increase is primarily due to increased material and shipping costs as well as increased labor costs. In addition, the Company offered certain discounts to new customers as a way of obtaining long-term commitments for purchase of disposables.

     Selling, general and administration expenses for the three months ended June 30, 2000 increased 4.4% to $1,124,000 from $1,1077,000 in the same period during the prior year primarily due to increases in selling costs associated with increased revenue.

     Research and development expenses for three months ended June 30, 2000 decreased 67.5% to $27,000 from $83,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed its development resources to the completion of new products during the first quarter of fiscal 2001 compared to the first quarter of the prior year when development resources were directed more towards researching new products.

     Depreciation and amortization expenses for the three months ended June 30, 2000 decreased 24.3% to $193,000 from $255,000 during the same period the prior year. This decrease is a result of older assets becoming fully depreciated.

     Interest expense for the three months ended June 30, 2000 decreased 8.8% to $268,000 from $294,000 during the same period the prior year. The decrease results from a decrease in existing debt that has resulted from the regular monthly amortization of principal and the sale of MTL in the fourth quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter ended June 30, 2000, the Company had net income from continuing operations of $374,000 compared to net income from continuing operations of $51,000 the prior year. Cash provided by operating activities of continuing operations was $421,000 during the three months ended June 30, 2000 compared to $342,000 provided in the prior year. The Company had working capital of $1,885,000 at June 30, 2000.

     The increase in cash provided by operating activities of continuing operations during the three months ended June 30, 2000 compared to the same period the prior year was primarily due to increases in profitability.

     Investing activities used $253,000 during three months ended June 30, 2000 as a result of expenditures for capital equipment and product development.

     Financing activities used $177,000 during the three months ended June 30, 2000 primarily as a result of payments made to the Company's principal lenders.

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

     The Company believes that cash generated from operations will be sufficient to meet its capital expenditures, product development and working capital needs for at least the next twelve months.

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  None

         B.       Reports on Form 8-K

                  8-K dated July 17, 2000

Signature
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  August 9, 2000              By:  /s/ Michael P. Conroy
                                        ________________________________________
                                        Michael P. Conroy
                                        Vice President & Chief Financial Officer