Form 10-Q
period 2000-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-11-07
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to ______________________

                              0-16594
Commission file number  ________________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                               59-2740462
--------------------------------                            --------------------
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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page

Part I - Financial Information

Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 2000 and March 31, 2000.....................       1

          Condensed Consolidated Statements of Operations -
              Three Months and Six Months Ended September 30, 2000 and 1999.   2

          Condensed Consolidated Statements of Changes in Stockholders'
              Equity (Deficit) - Six Months Ended September 30, 2000....       3

          Condensed Consolidated Statements of Cash Flow -
              Six Months Ended September 30, 2000 and 1999..............       4

          Notes to Condensed Consolidated Financial Statements..........   5 - 9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 10 - 12


Part II - Other Information

Item 6.   Exhibits......................................................      13


          Signature.....................................................      13

Item 1.  Financial Statements


                    PART 1 - FINANCIAL INFORMATION

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)


                                     ASSETS

                                                                         September 30,                March 31,
                                                                             2000                       2000
                                                                       -----------------          -----------------
                                                                         (Unaudited)
Current Assets:
     Cash                                                               $            43            $           172
     Accounts Receivable, Net                                                     2,740                      2,601
     Inventories                                                                  1,879                      2,030
     Prepaids and Other                                                             146                         86
                                                                       -----------------          -----------------
     Total Current Assets                                                         4,808                      4,889

Property and Equipment, Net                                                       1,919                      1,904
Other Assets, Net                                                                 1,462                      1,073
                                                                       -----------------          -----------------

Total Assets                                                            $         8,189            $         7,866
                                                                       =================          =================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                               $           919            $         1,052
     Accounts Payable and Accrued Liabilities                                     2,329                      2,135
                                                                       -----------------          -----------------
     Total Current Liabilities                                                    3,248                      3,187

Net Liabilities of Discontinued Operations                                          558                        605
Long-Term Debt, Less Current Maturities                                          12,512                     13,111
                                                                       -----------------          -----------------
Total Liabilities                                                                16,318                     16,903
                                                                       -----------------          -----------------
Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                           1                          1
     Common Stock                                                                    65                         65
     Capital In Excess of Par Value                                               8,691                      8,646
     Accumulated Deficit                                                        (16,558)                   (17,421)
     Less:  Treasury Stock                                                         (328)                      (328)
                                                                       -----------------          -----------------
     Total Stockholders' Equity (Deficit)                                        (8,129)                    (9,037)
                                                                       -----------------          -----------------
     Total Liabilities and Stockholders' Equity (Deficit)               $         8,189            $         7,866
                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                                   September 30,                          September 30,
                                                         ---------------------------------      --------------------------------
                                                              2000               1999                2000              1999
                                                         ---------------    --------------      --------------    --------------
Revenue:
      Net Sales                                          $        4,850     $       4,231       $       9,529     $       8,070

Costs and Expenses:
      Cost of Sales                                               2,719             2,167               5,412             4,247
      Selling, General and Administrative                         1,199             1,099               2,323             2,175
      Research and Development                                       25                52                  52               135
      Depreciation and Amortization                                 187               255                 380               509
      Interest, Net                                                 253               296                 521               591
                                                         ---------------    --------------      --------------    --------------
 Total Costs and Expenses                                          4,383             3,869               8,688             7,657
                                                         ---------------    --------------      --------------    --------------

Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                    467               362                 841               413

Income (Loss) from Operations of
    Discontinued Operations, Net of Income Tax                       (7)             (572)                  1            (1,097)

Gain on Forgiveness of Debt of
    Discontinued Operations                                           0                 0                  21                 0

Gain on Disposal of Discontinued Operations,
    Net of Income Tax                                                 0                 0                   0             1,822
                                                         ---------------    --------------      --------------    --------------

Net Income (Loss)                                        $          460     $        (210)      $         863     $       1,138
                                                         ===============    ==============      ==============    ==============

Earnings per Basic and Diluted Common Share:
      Income from Continuing Operations                  $         0.07     $        0.06       $        0.13     $        0.07
      Income (Loss) from Discontinued Operations                   0.00             (0.09)               0.00              0.11
                                                         ---------------    --------------      --------------    --------------

Net Income (Loss) per Basic and
   Diluted Common Share                                  $         0.07     $       (0.03)      $        0.13     $        0.18
                                                         ===============    ==============      ==============    ==============

Weighted average Common Shares Outstanding -
  Basic and Diluted                                           6,542,621         6,406,191           6,542,621         6,406,191
                                                         ===============    ==============      ==============    ==============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 2000
                                 (In Thousands)
                                   (Unaudited)


                                                                           COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                         Number         .01         Capital in     Retained        Treasury
                                           of           Par         Excess of      Earnings          Stock          Total
                                         Shares        Value        Par Value      (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2000                6,542,621     $      65      $    8,646    $  (17,421)     $     (328)     $  (9,038)

Issuance of Stock Options                                                   45                                           45

Net Income for Six Months
   Ended September 30, 2000                                                              863                            863
                                      --------------------------------------------------------------------------------------

Balance, September 30, 2000            6,542,621     $      65      $    8,691    $   16,558)     $     (328)     $  (8,130)
                                      ===========   ============   ============  ============    ============    ===========


                                                                        VOTING PREFERRED STOCK
                                      --------------------------------------------------------------------------------------
                                        Number        $.0001
                                          of            Par
                                        Shares         Value
                                      -----------   -----------

Balance, March 31, 2000                6,500,000     $       1                                                    $       1
                                      -----------   -----------                                                  -----------

Balance September 30, 2000             6,500,000     $       1                                                    $       1
                                      -----------   -----------                                                  -----------

Total Stockholders' Equity                                                                                       -----------
   (Deficit), September 30, 2000                                                                                  $  (8,129)
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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                            September 30,
                                                                               --------------------------------------
                                                                                   1999                     2000
                                                                               -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                               $        841            $         413
                                                                               -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided (Used) by Operating Activities:
       Depreciation and Amortization                                                    380                      509
       Non-Cash Deferred Compensation                                                    15                        0
       (Increase) Decrease in:
         Accounts Receivable                                                           (139)                     (75)
         Inventories                                                                    151                      (44)
         Prepaids and Other                                                             (30)                    (166)
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                 194                       86
                                                                               -------------           --------------
    Total Adjustments                                                                   571                      310
                                                                               -------------           --------------
    Net Cash Provided by Continuing Operations                                        1,412                      723
                                                                               -------------           --------------

Investing Activities
    Expended for Property and Equipment                                                (389)                    (201)
    Expended for Product Development                                                   (325)                     (39)
    Expended for Patents and Other Assets                                               (70)                     (68)
                                                                               -------------           --------------
    Net Cash (Used) by Investing Activities of Continuing Operations                   (784)                    (308)
                                                                               -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                       (732)                    (407)
    Advances to Affiliates - Discontinued Operations                                    (25)                    (213)
                                                                               -------------           --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                   (757)                    (620)
                                                                               -------------           --------------

Net (Decrease) in Cash - Continuing Operations                                         (129)                    (205)
Cash at Beginning of Period - Continuing Operations                                     172                      205
                                                                               -------------           --------------
Cash at End of Period - Continuing Operations                                  $         43            $           0
                                                                               =============           ==============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                   September 30,           March 31,
                                                                        2000                  2000
                                                                  -----------------     -----------------
                                                                              (In Thousands)
               Raw Materials                                      $          933        $          967
               Finished Goods and Work in Progress                           986                 1,103
               Less:  Inventory Valuation Allowance                          (40)                 (40)
                                                                  ----------------      ----------------
                                                                  $        1,879        $        2,030
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

     The sale of MTL did not occur until the fourth quarter of fiscal 2000. As part of that sale, the Company retained certain assets and liabilities of MTL. The assets are primarily comprised of accounts receivable that the Company continues to attempt to collect. The operations of MTL during the first six months of fiscal 2001 were primarily confined to the collection of accounts receivable. The Company estimated the realizable value of the accounts receivable at the end of fiscal 2000 to be $1,000,000. Since the date of the sale, approximately $374,000 of accounts receivable were collected. In addition, the Company determined that $184,000 of accounts receivable were uncollectible and recorded a charge for that amount.

     The carrying value of the net assets of discontinued operations at September 30, 2000 and March 31, 2000 is comprised of the following.

                                                             Total Discontinued Operations
                                                        -------------------------------------
                                                        September 30,             March 31,
                                                             2000                   2000
                                                        --------------          -------------
         Current Assets                                  $      549             $    1,078
         Other Assets                                             0                      0
                                                        -------------           ------------
         Total Assets                                    $      549             $    1,078
                                                        -------------           ------------
         Current Liabilities                             $      991             $    1,567
         Long-Term Liabilities                                  116                    116
                                                        -------------           ------------
         Total Liabilities                               $    1,107             $    1,683
                                                        -------------           ------------
         Net Liabilities of
             Discontinued Operations                     $      558             $      605
                                                        =============           ============

NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:


                                                                                    September 30,       March 31,
                                                                                         2000             2000
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $7.7 million on that date secured by all tangible and

    intangible assets of the Company.                                                $  12,833       $    13,376

  Unsecured Notes Payable plus interest at 18% through December 2000.                       51               150

  Unsecured Notes Payable due March 2001 plus interest at 13%.                              83               142

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      158               169

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500

    over a period of four to eight years.                                                  242               260

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2001.                                         64                66
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 13,431            14,163
  Less Current Portion                                                                    (919)           (1,052)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  12,512        $   13,111
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

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation included repayment on September 1, 1999 including interest at 12% per annum. The notes provide the lenders with warrants to purchase 118,000 shares of common stock of the Company at $.75 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. The obligation matured without repayment, and the Company and the lender agreed to a repayment schedule with monthly installments commencing in October 1999 and ending in September 2001 including interest at 13%. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 800,000 and 18,000 shares of common stock at $.05 and $.75 per share, respectively, for a period of ten (10) years. In addition, the note is secured by 290,313 shares of the Company's common stock controlled by the Chairman and C.E.O.

NOTE F - CONTINGENCIES

     On November 19, 1998, MTL received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). The request followed a federal agency on site review in May 1997 of MTL's Medicare billing practices in 1996. MTL has conducted an internal review of the billing procedures, records and services in question and disputes MPS's findings and determination. On December 17, 1998, MTL responded to the MPS determination and subsequently received a response from MPS in which MPS informed MTL that recoupment of the refund amount would be stayed while MPS reviewed MTL's response. Although MTL believes that MPS's determination and the request for refund are without merit, there can be no assurance that this matter will be resolved over the near term or that the ultimate outcome of the matter will not result in a recoupment effort by HCFA directed at the proceeds of the collection of accounts receivable that MTL retained as part of the sale of the business. The State of Florida Agency for Health Care Administration ("AHCA") also conducted an on site review in May 1997 and requested a refund of $104,000. MTL has been in discussions regarding a resolution of this amount with AHCA, and in October 2000 reached a settlement agreement. The agreement provides for the payment of $25,000 to AHCA in twenty-four (24) monthly installments of $1,041.67 plus interest at the statutory interest rate beginning in December 2000.

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

NOTE G - RECAPITALIZATION PLAN

     On July 27, 2000, the Board of Directors approved a recapitalization plan for the Company. The plan includes the exchange of 4,000,000 shares of common stock for 6,500,000 shares of voting preferred stock and also a reverse stock split of 1 share of common stock for 2.5 shares of common stock after the exchange of common stock for preferred stock. The recapitalization plan was ratified subject to shareholder approval. If the recapitalization plan had been completed at the beginning of the six-month period ended September 30, 2000, the number of shares outstanding for purposes of calculating earnings per share would have been 4,217,000 and the earnings per basic and diluted common share for continuing operations for the six months ended September 30, 2000 and September 30, 1999 would have been $.20 and $.10 respectively. The earnings per basic and diluted common share for discontinued operations for the six months ended September 30, 2000 and September 30, 1999 would have been $.01 and $.17 respectively.

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

NOTE I - INCOME TAXES

     At September 30, 2000, the Company had deferred tax assets from continuing and discontinued operations of approximately $6,000,000. A tax benefit has not been recorded for these assets, however, the Company intends to review its current and forecasted operating results during the second half of the fiscal year in order to determine whether all or a portion of the tax benefits should be recorded.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

     Net sales for the three months ended September 30, 2000 increased 15.5% to $4.8 million from $4.2 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the development of new markets for the Company's disposable products has contributed to the increase in net sales. Prices charged for disposable products decreased approximately 1.1% during the second quarter of fiscal 2001 primarily as a result of the fact that more disposable products were sold to larger national customers that have lower pricing structures because of the volume of product they purchase. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles. The reduced cycles implemented by pharmacies has resulted from reductions in reimbursements introduced with the Medicare Prospective Payment System.

     Cost of sales for the three months ended September 30, 2000 increased 22.7% to $2.7 million from $2.2 million during the same period the prior year. Cost of sales as a percentage of sales increased to 56.1% from 51.2% during the same period the prior year. The increase is primarily due to increased material and shipping costs as well as increased labor costs. In addition, the Company offered certain discounts to new customers as a way of obtaining long-term commitments for purchase of disposables.

     Selling, general and administration expenses for the three months ended September 30, 2000 increased 9.1% to $1,199,000 from $1,099,000 in the same period during the prior year primarily due to increases in selling costs associated with increased revenue.

     Research and development expenses for three months ended September 30, 2000 decreased 51.9% to $25,000 from $52,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed its development resources to the completion of new products during the second quarter of fiscal 2001 compared to the same period the prior year when development resources were directed more towards researching new products.

     Depreciation and amortization expenses for the three months ended September 30, 2000 decreased 26.7% to $187,000 from $255,000 during the same period the prior year. This decrease is a result of older assets becoming fully depreciated.

     Interest expense for the three months ended September 30, 2000 decreased 14.5% to $253,000 from $296,000 during the same period the prior year. The decrease results from a decrease in debt that has resulted from the regular monthly amortization of principal and the sale of MTL in the fourth quarter of fiscal year 2000.

Six Months Ended September 30, 2000 and 1999
--------------------------------------------

     Net sales for the six months ended September 30, 2000 increased 17.3% to $9.5 million from $8.1 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the development of new markets for the Company's disposable products has contributed to the increase in net sales. Prices charged for disposable products decreased approximately 1.1% during the six months ended September 30, 2000 primarily as a result of the fact that more disposable products were sold to larger national customers that have lower pricing structures because of the volume of product they purchase. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles. The reduced cycles implemented by pharmacies has resulted from reductions in reimbursements introduced with the Medicare Prospective Payment System beginning in July 1999.

     Cost of sales for the six months ended September 30, 2000 increased 28.6% to $5.4 million from $4.2 million during the same period the prior year. Cost of sales as a percentage of sales increased to 56.8% from 52.6% during the same period the prior year. The increase is primarily due to increased material and shipping costs as well as increased labor costs. In addition, the Company offered certain discounts to new customers as a way of obtaining long-term commitments for purchase of disposables.

     Selling, general and administration expenses for the six months ended September 30, 2000 increased 4.5% to $2.3 million from 2.2 million in the same period during the prior year primarily due to increases in selling costs associated with increased revenue.

     Research and development expenses for six months ended September 30, 2000 decreased 6l.5% to $52,000 from $135,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed its development resources to the completion of new products during the first six months of fiscal 2001 compared to the same period the prior year when development resources were directed more towards researching new products.

     Depreciation and amortization expenses for the six months ended September 30, 2000 decreased 25.3% to $380,000 from $509,000 during the same period the
prior  year.   This  decrease  is  a  result  of  older  assets  becoming  fully depreciated.

     Interest expense for the six months ended September 30, 2000 decreased 11.8% to $521,000 from $591,000 during the same period the prior year. The decrease results from a decrease in debt that has resulted from the regular monthly amortization of principal and the sale of MTL in the fourth quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended September 30, 2000, the Company had net income from continuing operations of $841,000 compared to net income from continuing operations of $413,000 the prior year. Cash provided by operating activities of continuing operations was $1,412,000 during the six months ended September 30, 2000 compared to $723,000 provided in the prior year. The Company had working capital of $1,560,000 at September 30, 2000. The increase in cash provided by operating activities of continuing operations during the six months ended September 30, 2000 compared to the same period the prior year was primarily due to increases in profitability.

     Investing activities used $784,000 during six months ended September 30, 2000 compared to $308,000 during the same period the prior year. The increase resulted primarily from an increase in the level of spending that the Company has dedicated to capital equipment and increased expenditures for new product development.

     Financing activities used $757,000 during the six months ended September 30, 2000 compared to $620,000 during the same period the prior year. The increase results primarily from the fact that the Company made a $200,000 principal payment in July 2000 to its lender pursuant to the terms of its modified loan agreement.

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

     In July 2000, the Company entered into an agreement to purchase new production equipment that will significantly increase its manufacturing capacity for disposable cards. The equipment, which will cost approximately $600,000, will be installed in November 2000. The Company has negotiated extended payment terms with the vendor through April 2001.


     The Company believes that cash generated from operations will be sufficient to meet its capital expenditures, product development and working capital needs for at least the next twelve months.

PART II - OTHER INFORMATION

Item 6.  Exhibits

         A.    Exhibits

               Form of Warrant dated September 24, 1999 between Andrew G. Burch and Medical Technology Systems, Inc.

               Form of Warrant dated September 24, 1999 between IFM Venture Group and Medical Technology Systems, Inc.

               Form of Warrant dated May 31, 2000 between National Securities Corporation and Medical Technology Systems, Inc.


Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MEDICAL TECHNOLOGY SYSTEMS, INC.



Date: November 7, 2000        By:  /s/ Michael P. Conroy
----------------------             ---------------------------------------------
                                   Michael P. Conroy
                                   Vice President & Chief Financial Officer
                                   (Principal Financial Officer)


                              By:  /s/ Mark J. Connolly
                                   ---------------------------------------------
                                   Mark J. Connolly
                                   Controller
                                   (Principal Accounting Officer and Controller)