Form 10-Q/A
period 2000-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2000-12-01
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                            September 30,
                                                                               --------------------------------------
                                                                                   2000                     1999
                                                                               -------------           --------------
Operating Activities
    Net Income (Loss) from Continuing Operations                               $        841            $         413
                                                                               -------------           --------------
    Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided (Used) by Operating Activities:
       Depreciation and Amortization                                                    380                      509
       Non-Cash Deferred Compensation                                                    15                        0
       (Increase) Decrease in:
         Accounts Receivable                                                           (139)                     (75)
         Inventories                                                                    151                      (44)
         Prepaids and Other                                                             (30)                    (166)
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                 194                       86
                                                                               -------------           --------------
    Total Adjustments                                                                   571                      310
                                                                               -------------           --------------
    Net Cash Provided by Continuing Operations                                        1,412                      723
                                                                               -------------           --------------

Investing Activities
    Expended for Property and Equipment                                                (389)                    (201)
    Expended for Product Development                                                   (325)                     (39)
    Expended for Patents and Other Assets                                               (70)                     (68)
                                                                               -------------           --------------
    Net Cash (Used) by Investing Activities of Continuing Operations                   (784)                    (308)
                                                                               -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                       (732)                    (407)
    Advances to Affiliates - Discontinued Operations                                    (25)                    (213)
                                                                               -------------           --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                   (757)                    (620)
                                                                               -------------           --------------

Net (Decrease) in Cash - Continuing Operations                                         (129)                    (205)
Cash at Beginning of Period - Continuing Operations                                     172                      205
                                                                               -------------           --------------
Cash at End of Period - Continuing Operations                                  $         43            $           0
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