Form 10-Q
period 2000-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2001-02-06
CIK 823560

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 or

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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
Part I - Financial Information

Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets -
              December 31, 2000 and March 31, 2000.......................      1


          Condensed Consolidated Statements of Earnings -
              Three Months and Nine Months Ended December 31, 2000 and 1999.   2


          Condensed Consolidated Statements of Changes in Stockholders'
              Equity (Deficit) - Nine Months Ended December 31, 2000.....      3


          Condensed Consolidated Statements of Cash Flow -
              Nine Months Ended December 31, 2000 and 1999...............      4


          Notes to Condensed Consolidated Financial Statements...........  5 - 9


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................10 - 12


Part II - Other Information

Item 6.   Exhibits.......................................................     13


          Signature......................................................     13

Item 1.  Financial Statements


                    PART 1 - FINANCIAL INFORMATION

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                     ASSETS

                                                                          December 31                 March 31,
                                                                              2000                       2000
                                                                       -----------------          -----------------
                                                                          (Unaudited)
Current Assets:
     Cash                                                               $           173            $           172
     Accounts Receivable, Net                                                     2,786                      2,601
     Inventories                                                                  1,934                      2,030
     Prepaids and Other                                                             108                         86
     Deferred Tax Benefits                                                        1,085                          0
                                                                       -----------------          -----------------
     Total Current Assets                                                         6,086                      4,889

Property and Equipment, Net                                                       2,079                      1,904
Other Assets, Net                                                                 1,624                      1,073
Deferred Tax Benefits                                                             4,634                          0
                                                                       -----------------          -----------------

Total Assets                                                            $        14,423            $         7,866
                                                                       =================          =================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current Maturities of Long-Term Debt                               $         1,001            $         1,052
     Accounts Payable and Accrued Liabilities                                     2,460                      2,135
                                                                       -----------------          -----------------
     Total Current Liabilities                                                    3,461                      3,187

Net Liabilities of Discontinued Operations                                          780                        605
Long-Term Debt, Less Current Maturities                                          12,152                     13,111
                                                                       -----------------          -----------------
Total Liabilities                                                                16,393                     16,903
                                                                       -----------------          -----------------

Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                           0                          1
     Common Stock                                                                    42                         65
     Capital In Excess of Par Value                                               8,715                      8,646
     Accumulated Deficit                                                        (10,399)                   (17,421)
     Less:  Treasury Stock                                                         (328)                      (328)
                                                                       -----------------          -----------------
     Total Stockholders' Equity (Deficit)                                        (1,970)                    (9,037)
                                                                       -----------------          -----------------
     Total Liabilities and Stockholders' Equity (Deficit)               $        14,423            $         7,866
                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        December 31                           December 31
                                                               -------------------------------      --------------------------------
                                                                    2000             1999                2000              1999
                                                               --------------   --------------      --------------    --------------
Revenue:
      Net Sales                                                $       5,073    $       4,213       $      14,602     $      12,283

Costs and Expenses:
      Cost of Sales                                                    2,585            2,169               7,997             6,416
      Selling, General and Administrative                              1,355            1,139               3,678             3,314
      Research and Development                                            58               50                 110               185
      Depreciation and Amortization                                      186              240                 566               749
      Interest, Net                                                      237              293                 758               884
                                                               --------------   --------------      --------------    --------------

Total Costs and Expenses                                               4,421            3,891              13,109            11,548
                                                               --------------   --------------      --------------    --------------

Income from Continuing Operations Before Income Taxes                    652              322               1,493               735

Income Tax Benefit                                                     5,719                0               5,719                 0
                                                               --------------   --------------      --------------    --------------

Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                       6,371              322               7,212               735

Loss from Operations of Discontinued
  Operations Before Income Taxes                                       (212)             (24)               (190)           (1,121)

Gain on Disposal of Discontinued Operations,
    Net of Income Tax                                                      0                0                   0             1,822
                                                               --------------   --------------      --------------    --------------

Net Income                                                     $       6,159    $         298       $       7,022     $       1,436
                                                               ==============   ==============      ==============    ==============

Earnings per Basic and Diluted Common Share (Restated):
      Income from Continuing Operations                        $        2.11    $        0.13       $        2.62     $        0.29
      Income (Loss) from Discontinued Operations                       (0.07)           (0.01)              (0.07)             0.28
                                                               --------------   --------------      --------------    --------------

Net Income per Basic and
   Diluted Common Share (Restated)                             $        2.04    $        0.12       $        2.55     $        0.57
                                                               ==============   ==============      ==============    ==============

Weighted average Common Shares Outstanding -
  Basic and Diluted (Restated)                                     3,017,048        2,576,000           2,750,866         2,497,391
                                                               ==============   ==============      ==============    ==============


The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED DECEMBER 31, 2000
                   (In Thousands, Except for Number of Shares)
                                   (Unaudited)



                                                                        COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                         Number         .01         Capital in     Retained        Treasury
                                           of           Par         Excess of      Earnings          Stock          Total
                                         Shares        Value        Par Value      (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2000                6,542,621     $      65      $  8,646      $  (17,421)     $    (328)      $ (9,038)

Issuance of Stock Options                                                 45                                            45

Exchange of Preferred Stock
    for Common Stock                   4,000,000            40           (39)                                            1

Reverse Stock Split                   (6,325,593)          (63)           63                                             0

Net Income for Nine Months
   Ended December 31, 2000                                                             7,022                         7,022
                                    ----------------------------------------------------------------------------------------

Balance, December 31, 2000             4,217,028    $       42      $  8,715      $  (10,399)     $    (328)      $ (1,970)
                                    =============  =============   ============  ==============  =============   ===========



                                                                        VOTING PREFERRED STOCK
                                    -----------------------------------------------------------------------------------------------
                                       Number       $.0001
                                         of           Par
                                       Shares        Value
                                    -----------   -----------

Balance, March 31, 2000              6,500,000     $      1                                                       $      1
                                                                                                                 -----------

Preferred Stock to
     Common Stock Conversion        (6,500,000)          (1)                                                            (1)
                                    -----------   -----------                                                    -----------

Balance December 31, 2000                    0     $      0                                                       $      0
                                    -----------   -----------                                                    -----------

Total Stockholders' Equity

   (Deficit), December 31, 2000                                                                                   $ (1,970)
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


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                            December 31,
                                                                               --------------------------------------
                                                                                    2000                    1999
                                                                               -------------           --------------
Operating Activities
    Net Income from Continuing Operations                                      $      7,212            $         735
                                                                               -------------           --------------
    Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
       Depreciation and Amortization                                                    566                      749
       Non-Cash Deferred Compensation                                                    26                        0
       Income Tax Benefit                                                            (5,719)                       0
       (Increase) Decrease in:
         Accounts Receivable                                                           (185)                     (58)
         Inventories                                                                     96                     (277)
         Prepaids and Other                                                             (22)                     (41)
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                 325                       49
                                                                               -------------           --------------
    Total Adjustments                                                                (4,913)                     422
                                                                               -------------           --------------
    Net Cash Provided by Continuing Operations                                        2,299                    1,157
                                                                               -------------           --------------

Investing Activities
    Expended for Property and Equipment                                                (693)                    (260)
    Expended for Product Development                                                   (521)                     (78)
    Expended for Patents and Other Assets                                               (74)                     (68)
                                                                               -------------           --------------
    Net Cash (Used) by Investing Activities of Continuing Operations                 (1,288)                    (406)
                                                                               -------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                     (1,037)                    (597)
    Proceeds from Borrowing on Notes Payable                                             25                        0
    Advances from Affiliates - Discontinued Operations                                    2                     (252)
                                                                               -------------           --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                 (1,010)                    (849)
                                                                               -------------           --------------

Net Increase (Decrease) in Cash - Continuing Operations                                   1                      (98)
Cash at Beginning of Period - Continuing Operations                                     172                      205
                                                                               -------------           --------------
Cash at End of Period - Continuing Operations                                  $        173            $         107
                                                                               =============           ==============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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



NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                    December 31,           March 31,
                                                                        2000                  2000
                                                                  -----------------     -----------------
                                                                              (In Thousands)
               Raw Materials                                      $          928        $          967
               Finished Goods and Work in Progress                         1,046                 1,103
               Less:  Inventory Valuation Allowance                          (40)                 (40)
                                                                  ----------------      ----------------
                                                                  $        1,934        $        2,030
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

     The Company effected a reverse stock split of 1 share for 2.5 shares of common stock on December 8, 2000. Earnings per basic and diluted common share have been retroactively restated for the reverse stock split.

NOTE D - DISCONTINUED OPERATIONS

     During fiscal year 2000, the Company completed a strategy of focusing all its resources on the core business, MTS Packaging, and divesting the other two business segments it historically operated. The Company sold the principal assets of its Health Care Information Systems business, LifeServ, in May 1999 and its Clinical Laboratory Services business, MTL, in January 2000. The sale of the assets of LifeServ occurred in the first quarter of fiscal 2000 and resulted in a gain on disposal of $1.8 million.

     The sale of MTL did not occur until the fourth quarter of fiscal 2000. As part of that sale, the Company retained certain assets and liabilities of MTL. The assets are primarily comprised of accounts receivable that the Company continues to attempt to collect. The operations of MTL during the first nine months of fiscal 2001 were primarily confined to the collection of accounts receivable. The Company estimated the realizable value of the accounts receivable at the end of fiscal 2000 to be $1,000,000. Since the date of the sale, approximately $431,000 of accounts receivable were collected. In addition, the Company determined that a portion of the accounts receivable were uncollectible and reduced the carrying value of the accounts receivable by $184,000 and $320,000 in the second and third fiscal quarters respectively. The proceeds of the collection of accounts receivable have been used to pay the ongoing cost of collections and to fund settlements with unsecured creditors of MTL. Current liabilities have been reduced by the amount of unsecured debt that has been compromised as a result of the settlements.

     The carrying value of the net assets of discontinued operations at December 31, 2000 and March 31, 2000 is comprised of the following.

                                                            Total Discontinued Operations
                                                        -------------------------------------
                                                         December 31,             March 31,
                                                             2000                   2000
                                                        --------------          -------------

         Current Assets                                  $      195             $    1,078
         Other Assets                                             0                      0
                                                        -------------           ------------
         Total Assets                                    $      195             $    1,078
                                                        -------------           ------------

         Current Liabilities                             $      885             $    1,567
         Long-Term Liabilities                                   90                    116
                                                        -------------           ------------
         Total Liabilities                               $      975             $    1,683
                                                        -------------           ------------

         Net Liabilities of Discontinued

             Operations                                  $      780             $      605
                                                        =============           ============

NOTE E - LONG-TERM DEBT

         Long-term debt related to continuing operations consists of the following:

                                                                                     December 31,       March 31,
                                                                                         2000             2000
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan;  payable in  installments  of interest  at 7.5% and  principal monthly for ten years ending  September 1, 2006,  with a lump sum payment of approximately $7.3 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  12,649       $    13,376

  Unsecured Notes Payable plus interest at 18% through December 2000.                        0               150

  Unsecured Notes Payable due September 2001 plus interest at 13%.                          59               142

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      128               169

  Unsecured  Note  Payable  under  settlement  agreement  with  State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  231               260

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through November 2001.                                      86                66
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 13,153            14,163
  Less Current Portion                                                                  (1,001)           (1,052)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  12,152        $   13,111
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

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation included repayment on September 1, 1999 including interest at 12% per annum. The note provided the lenders with warrants to purchase 40,000 shares of common stock of the Company at $1.88 per share for a period of ten (10) years. The fair value assigned to the warrants at the time they were issued was insignificant. The obligation matured without repayment, and the Company and the lender agreed to a repayment schedule with monthly installments commencing in October 1999 and ending in September 2001 including interest at 13%. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 320,000 and 7,200 shares of common stock at $.13 and $1.88 per share, respectively, for a period of ten (10) years. In addition, the note is secured by 116,125 shares of the Company's common stock controlled by the Chairman and C.E.O.

NOTE F - CONTINGENCIES

     In November 1998, MTL, a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS") following an on-site review by MPS of MTL in 1997. MTL disputed the refund request in its response to MPS in December 1998. MTL has not received any additional correspondence from MPS regarding this matter.

     Certain creditors of LifeServ and MTL commenced legal actions against the Company seeking payment of liabilities assumed by the buyers of LifeServ and MTL. The Company is vigorously defending these actions, and if necessary will seek appropriate remedies from the buyers.

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


NOTE G - RECAPITALIZATION PLAN

     On December 8, 2000, the Company effected a recapitalization plan. The plan included the exchange of 4,000,000 shares of common stock for 6,500,000 shares of voting preferred stock and also a reverse stock split of 1 share of common stock for 2.5 shares of common stock after the exchange of common stock for preferred stock. The recapitalization plan was approved by the shareholders at the annual meeting held on November 9, 2000. If the recapitalization plan had been completed at the beginning of the nine-month period ended December 31, 1999, the number of shares outstanding for purposes of calculating earnings per share would have been 4,217,000 and the earnings per basic and diluted common share for continuing operations for the nine months ended December 31, 2000 and December 31, 1999 would have been $1.71 and $.17 respectively, and net income per basic and diluted common shares for the nine months ended December 31, 2000 and December 31, 1999 would have been $1.67 and $.34 respectively.


NOTE H - OTHER

     In June 2000, the Company entered into a one-year agreement with National Securities Corporation ("National") for investment banking services. As part of the compensation for services to be provided, the Company issued to National 80,000 warrants to purchase shares of common stock at $.88 per share. In addition, the Company will issue to National 40,000 warrants to purchase shares of common stock at $.88 per share if the Company's common stock qualifies for a listing on an exchange. The Company has estimated the fair value of the warrants to be approximately $45,000 and is amortizing this cost over the term of the agreement.

     In January 2001, the Company entered into a one-year agreement with de Jong and Associates ("de Jong") for investor relations services. As part of the compensation for services to be provided, the Company issued to de Jong 80,000 warrants to purchase common stock at $1.06 per share. The warrants begin to vest in April 2001.

NOTE I - INCOME TAXES

     At December 31, 2000, the Company had deferred tax assets of approximately $5,719,000. Net operating loss carryforwards represent approximately $4,200,000 of the deferred tax assets. These carryfoward losses are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020. It is management's belief that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business;
(2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. Accordingly, the Company recorded a tax benefit of $5,719,000 during the three and nine months ended December 31, 2000.

               MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000


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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999
---------------------------------------------

     Net sales for the three months ended December 31, 2000 increased 21.4% to $5.1 million from $4.2 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the development of new markets for the Company's disposable products contributed to the increase in net sales. Prices charged for disposable products increased slightly during the third quarter of fiscal 2001. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles and the addition of new customers.

     Cost of sales for the three months ended December 31, 2000 increased 18.2% to $2.6 million from $2.2 million during the same period the prior year. The increase is primarily due to the increase in net sales. Cost of sales as a percentage of sales decreased to 51.0% from 51.5% during the same period the prior year. The decrease is primarily due to efficiencies realized from increased revenue and production. In addition, the fixed operating costs incurred by the Company did not increase in proportion with the increased revenue. Increases in prices charged for disposable punch cards also contributed to the decrease in cost of sales as a percentage of revenue.

     Selling, general and administration expenses for the three months ended December 31, 2000 increased 19.0% to $1,355,000 from $1,139,000 in the same period during the prior year primarily due to increases in selling costs associated with increased revenue.

     Research and development expenses for the three months ended December 31, 2000 increased 16% to $58,000 from $50,000 during the same period the prior year. The increase resulted primarily from the fact that the Company directed more of its development resources to research new products during the third quarter of fiscal 2001 compared to the same period the prior year when development resources were directed more towards completing new products.

     Depreciation and amortization expenses for the three months ended December 31, 2000 decreased 22.5% to $186,000 from $240,000 during the same period the prior year. This decrease is a result of older assets becoming fully depreciated.

     Interest expense for the three months ended December 31, 2000 decreased 19.1% to $237,000 from $293,000 during the same period the prior year. The decrease results from a decrease in debt that has resulted from the regular monthly amortization of principal and the proceeds of the sale of MTL in the fourth quarter of fiscal year 2000.

     The Company recorded an income tax benefit of $5,719,000 during the three months ended December 31, 2000. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020. It is management's belief that it is more likely than not that these income tax benefits will be realized in the future based in part on
(1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income.


Nine Months Ended December 31, 2000 and 1999
--------------------------------------------

     Net sales for the nine months ended December 31, 2000 increased 18.7% to $14.6 million from $12.3 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the development of new markets for the Company's disposable products contributed to the increase in net sales. Also, prices charged for disposable products increased approximately 2.2% during the nine months ended December 31, 2000. The volume of disposable cards is anticipated to continue to grow as a result of reduced medication dispensing cycles and the addition of new customers.

     Cost of sales for the nine months ended December 31, 2000 increased 25.0% to $8.0 million from $6.4 million during the same period the prior year. The increase is primarily due to the increase in net sales. Cost of sales as a percentage of sales increased to 54.8% from 52.2% during the same period the prior year. The increase is primarily due to increased material and shipping costs as well as increased labor costs. In addition, the Company offered certain discounts to new customers as a way of obtaining long-term commitments for purchase of disposables during the first and second quarters of fiscal 2001.

     Selling, general and administration expenses for the nine months ended December 31, 2000 increased 12.1% to $3.7 million from $3.3 million in the same period during the prior year primarily due to increases in selling costs associated with increased revenue.

     Research and development expenses for the nine months ended December 31, 2000 decreased 40.5% to $110,000 from $185,000 during the same period the prior year. The decrease resulted primarily from the fact the Company directed its development resources to the completion of new products during the first six months of fiscal 2001 compared to the same period the prior year when development resources were directed more towards researching new products.

     Depreciation and amortization expenses for the nine months ended December 31, 2000 decreased 24.4% to $566,000 from $749,000 during the same period the prior year. This decrease is a result of older assets becoming fully depreciated.

     Interest expense for the nine months ended December 31, 2000 decreased 14.3% to $758,000 from $884,000 during the same period the prior year. The decrease results from a decrease in debt that resulted from the regular monthly amortization of principal and the proceeds of the sale of MTL in the fourth quarter of fiscal year 2000.

     The Company recorded an income tax benefit of $5,719,000 during the nine months ended December 31, 2000. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020. It is management's belief that it is more likely than not that these income tax benefits will be realized in the future based in part on
(1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 31, 2000, the Company had net income from continuing operations before income tax benefit of $1,493,000 compared to net income from continuing operations of $735,000 the prior year. Cash provided by operating activities of continuing operations was $2,299,000 during the nine months ended December 31, 2000 compared to $1,157,000 provided in the prior year. The Company had working capital of $2,625,000 at December 31, 2000. The increase in cash provided by operating activities of continuing operations during the nine months ended December 31, 2000 compared to the same period the prior year was primarily due to increases in profitability.

     Investing activities used $1,288,000 during nine months ended December 31, 2000 compared to $406,000 during the same period the prior year. The increase resulted primarily from an increase in the level of spending that the Company has dedicated to capital equipment and increased expenditures for new product development.

     Financing activities used $1,010,000 during the nine months ended December 31, 2000 compared to $849,000 during the same period the prior year. The increase results primarily from the principal payments made by the Company to its secured lender pursuant to certain excess cash flow payment provisions contained in it loan agreement.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Cash flow from operations is anticipated to support the Company's working capital requirements.

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     In January 2001, the Company placed new production equipment into service that will significantly increase its manufacturing capacity for disposable cards. The equipment cost approximately $750,000, and the Company has negotiated extended payment terms with the vendor through April 2001.

     The Company believes that cash generated from operations will be sufficient to meet its capital expenditures, product development and working capital needs for at least the next twelve months.

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits

          A.   Exhibits

          Consulting Agreement dated January 2, 2001 between de Jong and Associates and Medical Technology Systems, Inc.

          Form of Warrant dated January 2, 2001 between deJong & Associates and Medical Technology Systems, Inc.

          Employment Agreement between Medical Technology Systems, Inc. and Todd
          E. Siegel dated September 1, 1999, executed on October 28, 2000.

          Amendment One to Executive Stock Appreciation Rights and Non Qualified Stock Option Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated October 28, 2000.


Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           MEDICAL TECHNOLOGY SYSTEMS, INC.



Date: February 6, 2001        By:  /s/ Michael P. Conroy
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