Form 10-K
period 2001-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2001-06-29
CIK 823560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended MARCH 31, 2001

OR [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______________ to ________________


                         Commission File Number 0-16594


                        MEDICAL TECHNOLOGY SYSTEMS, INC.
             ______________________________________________________

             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                               59-2740462
         ----------                                             -------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)



 12920 Automobile Boulevard, Clearwater, Florida                        33762
-------------------------------------------------                      -------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X| Yes

Aggregate market value of voting Common Stock held by non-affiliates was $6,000,000 as of June 22, 2001.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |X| Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,150,948 as of June 22, 2001.

Documents Incorporated by Reference
-----------------------------------

Parts of the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2001 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 42 (excluding exhibits)

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA

                                      INDEX


PART I                                                                     PAGE
                                                                            ----

Item 1.  Business........................................................... 2-5

     2.  Properties.........................................................   5

     3.  Legal Proceedings..................................................   5

     4.  Submission of Matters to a Vote of Security Holders................   6

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.7

     6.  Selected Financial Data............................................   8

     7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...................................................   9

     7A. Quantitative and Qualitative Disclosure about Market Risk..........  12

     8.  Financial Statements and Supplementary Data........................  12

     9.  Changes In and Disagreements With Accountants On Accounting and
            Financial Disclosure............................................  12

PART III

Item 10. Directors and Executive Officers of the Registrant.................  13

     11. Executive Compensation.............................................  13

     12. Security Ownership of Certain Beneficial Owners and Management.....  13

     13. Certain Relationships and Related Transactions.....................  13

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K..  14

Index to Financial Statements................................................ 17

Signatures .................................................................. 40

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


ITEM 1. BUSINESS

Introduction
------------

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company that historically operated through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM)("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM)("LifeServ").

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

     The Company sold the assets of MTL and LifeServ in fiscal 2000 and treated the operations of these subsidiaries as discontinued operations in fiscal 1999, 2000 and 2001.

Segments
--------

     The continuing operations of the Company are composed of one operating segment, Medication Packaging and Dispensing Systems. MTS Packaging is the only subsidiary in this segment and is supported by corporate personnel and services.

Continuing Operations
---------------------

     Products
     --------

     MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. ___ These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication.

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

     The retail price of MTS Packaging's machinery ranges from $1,100 to $120,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. To date, MTS Packaging has placed approximately 1,865 medication dispensing systems with pharmacy clientele. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $450,000 in unshipped orders as of June 22, 2001.

     Research and Development
     ------------------------

     The Company expended approximately $119,000 on research and development activities during the fiscal year ended March 31, 2001. During the current fiscal year, the Company devoted the majority of its development resources to products that have been determined to be technologically feasible.

     Product Development
     -------------------

     The Company is presently directing its product development efforts towards the following projects.

     o    OnDemand(TM) multi-dose, eight (8) station packaging machine

     o    Packaging system for hospital robotic system

     o    MTS-350 tabletop version

     o    Various disposable products for assisted living and home care

     Manufacturing Processes
     -----------------------

     MTS Packaging has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging's equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS Packaging has three machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

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

     Markets and Customers
     ---------------------

     MTS Packaging's products are sold primarily throughout the United States through its sales organization and independent sales representatives. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the U.S. represent less than ten percent (10%) of the total revenue. Ten customers comprise approximately sixty percent (60%) of MTS Packaging's annual revenue.

     The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. Such pharmacies serve from 250 to 34,000 nursing home beds per location and many serve the sub-acute, assisted living, correctional and the home health care markets as well.

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

     Proprietary Technology
     ----------------------

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignor of all such proprietary and patent rights used in the Company's business that were invented or developed by Harold
B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to use the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin expiring in 2004 continuing through 2006. The license agreements are co-extensive with the patents.

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

     MTS Packaging's products are governed by federal regulations concerning components of packaging materials that are in contact with food and drugs. The Company has obtained assurances from its vendors that the packaging materials used by MTS Packaging are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to MTS Packaging's products will not occur in the foreseeable future. Any such changes could have a material adverse effect on the Company.

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

Employees
---------

     As of June 22, 2001, the Company employed 120 persons full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.


ITEM 2. PROPERTIES

     The Company leases a 69,400 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the St. Petersburg/Clearwater International Airport at 12920 Automobile Boulevard. The Company's corporate administrative offices and the primary manufacturing facilities for MTS Packaging Systems, Inc. ("MTS Packaging") are at this location. The lease expires on June 30, 2005. The Company's current monthly lease payments are approximately $28,000. The premises are generally suited for light manufacturing and/or distribution.

     MTS Packaging leases approximately 5,200 square feet at approximately $2,591 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2004.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     Certain creditors of LifeServ, a discontinued operation, have commenced legal action against the buyer of LifeServ seeking payment of liabilities assumed by the buyer pursuant to the asset purchase agreement. Several creditors have named LifeServ as a co-defendant in the legal action. The Company intends to vigorously defend these actions and seek appropriate remedies from the buyer.

     In November 1998, MTL, a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range of the Company's Securities
---------------------------------------

     The Company's Common Stock trades on the over-the-counter market. The table below sets forth the range of high and low bid information for the Company's common stock for the periods indicated, as reported by the NASD OTC Bulletin
Board. The amounts have been retroactively adjusted for the 1 for 2.5 reverse stock split that occurred in December 2000. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                       2001 Fiscal Year                        High                          Low
                   -----------------------              -----------------             ----------------

                     First Quarter                      $     1.58                    $     .78
                     Second Quarter                     $     1.73                    $    1.33
                     Third Quarter                      $     1.40                    $     .63
                     Fourth Quarter                     $     2.25                    $     .63


                      2000 Fiscal Year                         High                          Low
                   -----------------------              -----------------             ----------------

                     First Quarter                      $      .63                    $     .48
                     Second Quarter                     $      .50                    $     .33
                     Third Quarter                      $      .40                    $     .18
                     Fourth Quarter                     $     1.33                    $     .40


     As of June 22, 2001, there were approximately 3,000 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


     The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

                                                                                  YEARS ENDED MARCH 31,
                                                       ----------------------------------------------------------------------------
                                                                     (In Thousands, Except Earnings Per Share Amounts)
                                                           2001           2000            1999            1998            1997
                                                       ------------   -------------   -------------   -------------   -------------
Income Statement Data:

Net Sales                                              $    20,153    $     16,981    $     15,073    $     12,337    $     11,169
Cost of Sales and Other Expenses                            18,102          15,767          14,740          12,707          10,818
                                                       ------------   -------------   -------------   -------------   -------------
Income (Loss) from Continuing Operations
    Before Income Taxes, Discontinued Operations
      and Extraordinary Gain                                 2,051           1,214             333            (370)            351
Income Tax Benefit (Expense)                                 5,570               0            (125)            270            (131)
(Loss) from Discontinued Operations                           (227)         (2,185)         (3,764)           (754)         (3,005)
Gain on Forgiveness of Debt of Discontinued
    Operations                                                   0           1,249             569               0           3,500
Gain (Loss) on Disposal of Discontinued Operations               0           2,221          (2,500)              0           2,200
Extraordinary Gain on Debt Forgiveness                           0               0               0               0          10,097
                                                       ------------   -------------   -------------   -------------   -------------
Net Income (Loss)                                      $     7,394    $      2,499    $     (5,487)   $       (854)   $     13,012
                                                       ============   =============   =============   =============   =============
Net Earnings (Loss) Per Basic and Diluted Common
    Share:  (Retroactively adjusted for the 1 for 2.5
      reverse stock split in December 2000)
Net Earnings (Loss) Per Basic Common Share:
From Continuing Operations                             $      2.45    $       0.47    $       0.08    $      (0.04)   $       0.10
Income (Loss) from Discontinued Operations                   (0.07)           0.50           (2.27)          (0.31)           1.17
Extraordinary Gain on Debt Forgiveness                        0.00            0.00            0.00            0.00            4.40
                                                       ------------   -------------   -------------   -------------   -------------
Net Earnings (Loss) Per Basic Common Share             $      2.38    $       0.97    $      (2.19)   $      (0.35)   $       5.67
                                                       ============   =============      ==========      ==========      ==========
Net Earnings (Loss) Per Diluted Common Share:
From Continuing Operations                             $      2.43    $       0.47    $       0.08    $      (0.04)   $       0.10
Income (Loss) from Discontinued Operations                   (0.07)           0.50           (2.27)          (0.31)           1.17
Extraordinary Gain on Debt Forgiveness                        0.00            0.00            0.00            0.00            4.40
                                                       ------------   -------------   -------------   -------------   -------------
Net Earnings (Loss) Per Diluted Common Share           $      2.36    $       0.97    $      (2.19)   $      (0.35)   $       5.67
                                                       ============   =============      ==========      ==========      ==========

                                                                                     AT MARCH 31,
                                                       ----------------------------------------------------------------------------
                                                                                   (In Thousands)
                                                           2001           2000            1999            1998            1997
                                                       ------------   -------------   -------------   -------------   -------------
Balance Sheet Data:

Net Working Capital                                    $     2,323    $      1,702    $      1,458    $      1,592    $      2,916
Assets                                                      14,791           7,866           8,511          11,532          11,380
Short-Term Debt                                                963           1,052             874             294             205
Long-Term Debt                                              11,887          13,111          14,915          14,892          15,161
Stockholders' Equity (Deficit)                              (1,598)         (9,037)        (11,600)         (6,113)         (5,416)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

     During fiscal 2001,  the Company  continued to focus on its core  business,
MTS  Packaging  Systems,  Inc.  ("MTS  Packaging").  The  results of  continuing operations are comprised exclusively of the operations of MTS Packaging. The operations of discontinued operations were confined to the liquidation of certain assets, primarily accounts receivable, of Medical Technology Laboratories, Inc. ("MTL").

Fiscal Year 2001 Compared to Fiscal Year 2000
---------------------------------------------

Results of Continuing Operations
--------------------------------

Net Sales
---------

     Net sales for the fiscal year ended March 31, 2001 increased 18.7% to $20.1 million from $17.0 million the prior fiscal year. Net Sales increased in fiscal 2001 primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. Selling prices remained stable during the fiscal year ended March 31, 2001. Although the Company's customers continue to experience downward pressure on reimbursement amounts, the Company believes that the cost savings that are realized by its customers by utilizing its medication dispensing systems will allow it to continue to maintain selling prices at competitive levels.

Cost of Sales
-------------

     Cost of sales for the year ended March 31, 2001 increased 22.0% to $11.2 million from $9.2 million in the prior year. Cost of sales as a percentage of sales increased to 55.5% from 54.0%. The increase in cost of sales resulted from the costs associated with the increased net sales. The increase in cost of sales as a percentage of sales resulted primarily from increases in the direct costs of raw material and labor. Direct costs are expected to continue to increase. The Company attempts to make corresponding adjustments to the prices of its products, however, there can be no assurance that competitive factors will allow for adjustments in selling prices in the future.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 2001 increased 14.6% to $5.0 million compared to $4.4 million the prior year. Sales and marketing costs increased in Fiscal 2001 to accommodate increases in net sales generated by MTS Packaging. In addition, the Company incurred increased costs associated with its investor relations, shareholder communication and investment banking activities.

Research and Development
------------------------

     Research and development expenses decreased 42.5% in the year ended March 31, 2001 to $119,000 from $207,000 the prior year. The Company directed more of its development efforts to the completion of new products during the year ended March 31, 2001 compared to the prior year in which development efforts were directed towards the research of these new products.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense decreased 6.3% to $807,000 in fiscal 2001 from $861,000 the prior year. The decrease resulted from older assets becoming fully depreciated.

Interest Expense
----------------

     Interest expense for the year ended March 31, 2001 decreased 15.4% to $981,000 from $1,159,000 the prior year. The decrease resulted from a reduction in long-term debt outstanding.

Income Tax
----------

     During previous years, the Company had provided a 100% valuation allowance on its net deferred tax asset as it was not more likely than not that the related income tax benefit would be realized in the future. During the quarter ended December 31, 2000, the Company removed its valuation allowance, thereby recording an income tax benefit of $5,719,000 as the Company now believes that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

Results of Discontinued Operations
----------------------------------

Loss from Operations of Discontinued Operations
-----------------------------------------------

     The operations of discontinued operations during the year ended March 31, 2001 were confined to the liquidation of certain assets of MTL, primarily accounts receivable. Since the date of sale, approximately $431,000 of accounts receivable were collected. The proceeds of the collection of accounts receivable were used to pay the ongoing cost of collection and to fund settlements with creditors of MTL. During fiscal 2001, the Company determined that the cost of collecting the remaining accounts receivable could equal or exceed the amount collected, and therefore, discontinued its collection efforts and reduced the carrying value of the accounts receivable to $0.

     Certain liabilities of MTL were compromised during fiscal 2001 as a result of settlements reached with creditors. In addition, the Company determined that certain liabilities were not payable, and therefore, reduced the carrying value of them to 0.

Results of Continued Operations
-------------------------------

Fiscal Year 2000 Compared to Fiscal Year 1999
---------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     The Company had net income of $7.4 million in fiscal 2001 compared to $2.5 million the prior year. Cash provided from continuing operations was $3.4 million in fiscal 2001 compared to $1.8 million the prior year.

     Investing activities of continuing operations used $2.0 million in fiscal 2001 compared to $624,000 in fiscal 2000. The increase resulted primarily from an increase in amounts expended for new equipment and development of new products, primarily the OnDemand(TM) machine.

     Financing activities of continuing operations used $1.5 million in fiscal 2001 compared to $1.2 million the prior year. The increase resulted primarily from increased principal payments made on the Company's long-term debt as a result of monthly amortization of its term loan and additional excess cash flow payments made pursuant to the loan agreement.

     The Company had working capital of approximately $2.3 million at March 31, 2001 and has no source of additional working capital other than that which is generated from operations.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations is anticipated to support an increase in accounts receivable.

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     The Company believes that the cash generated from operations during the next fiscal year is expected be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its loan agreement.


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


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2001 fiscal year.


ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2001 fiscal year.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2001 fiscal year.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2001 fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

              (a)     The following documents are filed as part of this report:
        1. and 2.     The Financial  Statements  and schedule  filed as part of this report are listed  separately in the
                      Index to Financial Statements beginning on page 24 of this report
               3.     For Exhibits,  see Item 14(c) below.  Each management  contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos.  10.20,  10.21,  10.22,  10.23,
                      10.24 and 10.25 of Item 14(c) below.
              (c)     List of Exhibits
          2.1(10)     Agreement  and  Plan  of  Merger  between  Medication  Management  Technologies,  Inc.  and  Cygnet
                      Technologies, Inc. dated April 24, 1997
          2.2(11)     Sale Agreement Vangard Labs, Inc. and NCS Healthcare, Inc. dated April 17, 1997
          2.3(13)     Asset  Acquisition  Agreement  effective April 30, 1998 among the Company,  LifeServ  Technologies,
                      Peritronics Medical, Ltd. and 562577 B.C., Ltd.
            **3.1     Articles of Incorporation and Amendments thereto
          *3.1(a)     Amendment  to Articles of  Incorporation  increasing  authorized  Common Stock to  25,000,000  from
                      15,000,000 shares
            **3.2     Bylaws of the Company
            **4.2     Designation of Rights, Preferences and Limitations of Voting Preferred Stock
           **10.2     Siegel Family Revocable Trust Agreement
      10.2(a) (8)     Amendment and Restated Siegel Family Revocable Trust Agreement
      10.2(b) (8)     Siegel Family Limited Partnership Agreement
        **10.3(a)     Agreements  and  Assignments  of Patent  Rights  between  Harold B.  Siegel and the  Siegel  Family
                      Revocable Trust
        **10.3(b)
                      License Agreement between the Company and the Siegel Family Revocable Trust
         10.16(6)     Amended and Restated Loan and Security  Agreement  dated September 28, 1993 with SouthTrust Bank of
                      Alabama
         10.17(7)     First  Amendment to Amended and  Restated  Loan and  Security  Agreement  dated April 25, 1994 with
                      SouthTrust Bank of Alabama
         10.18(7)     Addendum to Lease dated  September  30, 1993 with Leslie A. Rubin for  facilities  located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida
         10.19(7)     Lease effective August 2, 1993 by and between C & C Park Building and Medical  Technology  Systems,
                      Inc. for property located at 21540 Drake Road, Strongsville, Ohio
         10.22(7)     Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement
         10.23(7)     Form of Director's Stock Option Agreement
         10.24(7)     Form of Directors' Consulting Agreement
         10.25(7)     Form of Director/Officer Indemnification Agreement
         10.27(7)     Third Amendment to Amended and Restated Loan and Security Agreement effective March 28, 1995
        10.29(10)     Stock Option Plan dated March 4, 1997
        10.31(13)     Stock Subscription Agreement, dated April 28, 1998,
                      between the Company and LifeServ Technologies, Inc.
        10.32(13)     Loan Agreement dated May 13, 1998, between Ella Kedan and LifeServ Technologies,  Inc., Performance
                      Pharmacy  Systems,   Inc.,  Cart-Ware  Inc.,   Medication  Management  Systems,  Inc.  and  Systems
                      Professional, Inc. and related Promissory Note and Security Agreement.
        10.33(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.34(13)     Form of Warrant dated May 13, 1998 between the Company and Ella Kedan
        10.35(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan
        10.39(13)     Amendment  to Second  Amended and  Restated  Loan and  Security  Agreement  between the Company and
                      SouthTrust Bank dated April 16, 1998
        10.40(14)     Asset Acquisition Agreement dated August 4, 1998 between Medical Technology Laboratories,  Inc. and
                      Community Clinical Laboratories, Inc.
        10.41(14)     Loan Agreement dated May 13, 1998,  between Stanley D. Estrin Irrevocable Trust dtd March 16, 1993,
                      Judith C. Estrin, Trustee and Medical Technology Systems, Inc.



        10.42(14)     Form of Warrant  dated May 13,  1998,  between  Stanley D. Estrin  Irrevocable  Trust dtd March 16,
                      1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
        10.43(14)     Form of Warrant  dated May 13,  1998,  between  Stanley D. Estrin  Irrevocable  Trust dtd March 16,
                      1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
        10.44(14)     Loan Agreement dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.45(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.46(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
        10.47(14)     Loan  Agreement  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.48(14)     Form of Warrant  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.49(14)     Form of Warrant  dated  August 18,  1998,  between  Todd and Shelia  Siegel and Medical  Technology
                      Systems, Inc.
        10.50(15)     Asset  Acquisition  Agreement  dated May 25, 1999  between  LifeServ  Technologies,  Inc.,  Medical
                      Technology Systems, Inc. and AIMCare, Inc.
        10.51(16)     Loan Agreement dated October 16, 1998, between Joan L. Fitterling,  as Trustee, or her successor in
                      Trust of the Joan L.  Fitterling  Revocable  Trust dated  August 15,  1995 and  Medical  Technology
                      Systems, Inc.
        10.52(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in Trust of the Joan L.  Fitterling  Revocable  Trust dated August 15, 1995 and Medical  Technology
                      Systems, Inc.
        10.54(17)     Fourth Amendment to Warrant Agreement dated July 16, 1999
        10.55(18)     Management  Agreement between Medical Technology  Systems,  Inc., Medical Technology  Laboratories,
                      Inc. and Brittany Leigh, Inc. dated September 8, 1999
        10.56(19)     Asset Purchase  Agreement dated January 1, 2000 between Medical Technology  Systems,  Inc., Medical
                      Technology Laboratories, Inc. and Brittany Leigh, Inc.
        10.57(20)     Second Amendment to Second Amended and Restated Loan
                      and Security Agreement between the Company and SouthTrust
                      Bank dated July 6, 2000 and the Consent and Re-Affirmation of Guaranty and Loan Documents dated July 6, 2000.
        10.58(21)     Expiration of Medical Technology Systems, Inc. common stock warrants dated July 17, 2000.
        10.59(22)     Form of Warrant dated  September 24, 1999 between Andrew G. Burch and Medical  Technology  Systems,
                      Inc.
        10.60(22)     Form of Warrant dated September 24, 1999 between IFM Venture Group and Medical Technology  Systems,
                      Inc.
        10.61(22)     Form of Warrant dated May 31, 2000 between National  Securities  Corporation and Medical Technology
                      Systems, Inc.
        10.62(23)     Employment  Agreement between Medical Technology  Systems,  Inc. and Todd E. Siegel dated September
                      1, 1999.
        10.63(23)     Amendment One to Executive  Stock  Appreciation  Rights and  Non-Qualified  Stock Option  Agreement
                      dated October 28, 2000 between Medical Technology Systems, Inc. and Todd E. Siegel.
        10.64(24)     Registration  Statement regarding the Medical Technology Systems, Inc. 1997 Stock Option Plan dated
                      February 27, 2001.
        10.64(25)     Form of Warrant dated March 1, 2001 between National Securities  Corporation and Medical Technology
                      Systems, Inc.
        10.65(25)     Employment Agreement between Medical Technology Systems,  Inc. and Michael P. Conroy dated March 2,
                      2001.
*                     Incorporated  herein by reference to same  Exhibit(s),  respectively,  Registration  Statement  No.
                      33-40678 filed with the Commission on May 17, 1991
**                    Incorporated herein by reference to
                      same Exhibit(s), respectively, Registration Statement (SEC
                      File No. 33-17852)
(10)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1997




(11)                  Incorporated herein by reference to Form 8-K dated May 2, 1997
(12)                  Incorporated  herein by  reference  to Form 10-Q dated  February  13,  1998 for the  quarter  ended
                      December 31, 1997
(13)                  Incorporated herein by reference to Form 10-K for the year ended March 31, 1998
(14)                  Incorporated  herein by reference to Form 10Q filed November 12, 1998 for quarter ending  September
                      30, 1998
(15)                  Incorporated herein by reference to Form 8K filed on June 9, 1999 for event dated May 25, 1999
(16)                  Incorporated herein by reference to Form 10-K for year ended March 31, 1999
(17)                  Incorporated herein by reference to Form 8-K filed July 16, 1999
(18)                  Incorporated  herein by  reference  to Form 10-Q dated  November  12, 1999 for the  quarter  ending
                      September 30, 1999
(19)                  Incorporated herein by reference to Form 8-K filed January 18, 1999
(20)                  Incorporated herein by reference to Form 10-K for year ending March 31, 2000
(21)                  Incorporated herein by reference to Form 8-K filed July 17, 2000
(22)                  Incorporated  herein by reference to Form 10-Q filed November 7, 2000 for quarter ending  September
                      30, 2000
(23)                  Incorporated  herein by reference to Form 10-Q filed February 6, 2001 for quarter  ending  December
                      31, 2000
(24)                  Incorporated herein by reference to Form S-8 filed February 27, 2001.
(25)                  Filed herein


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................    18


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 2001 and 2000...........    19

      Consolidated Statements of Operations for the years ended
        March 31, 2001, 2000 and 1999.....................................    20

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
        for the years ended March 31, 2001, 2000 and 1999.................    21

      Consolidated Statements of Cash Flows for the years ended
         March 31, 2001, 2000 and 1999....................................    22

      Notes to Consolidated Financial Statements.......................... 23-39


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
         STATEMENT SCHEDULE...............................................    41


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

               Report of Independent Certified Public Accountants




Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida


     We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP
Tampa, Florida

June 20, 2001

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                 (In Thousands)

                                     ASSETS

                                                                                         2001                 2000
                                                                                   ---------------      ---------------
Current Assets:
     Cash                                                                          $           92       $          172
     Accounts Receivable, Net                                                               2,567                2,601
     Inventories                                                                            2,311                2,030
     Prepaids and Other                                                                       129                   86
     Deferred Tax Benefits                                                                  1,085                    0
                                                                                     -------------        -------------
     Total Current Assets                                                                   6,184                4,889

Property and Equipment, Net                                                                 2,350                1,904
Other Assets, Net                                                                           1,772                1,073
Deferred Tax Benefits                                                                       4,485                    0
                                                                                     -------------        -------------

Total Assets                                                                       $       14,791       $        7,866
                                                                                   ===============      ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                                          $          963       $        1,052
     Accounts Payable and Accrued Liabilities                                               2,898                2,135
                                                                                   ---------------      ---------------
     Total Current Liabilities                                                              3,861                3,187

Net Liabilities of Discontinued Operations                                                    641                  605
Long-Term Debt, Less Current Maturities                                                    11,887               13,111
                                                                                   ---------------      ---------------
Total Liabilities                                                                          16,389               16,903
                                                                                   ---------------      ---------------

Stockholders' Equity (Deficit):
     Voting Preferred Stock                                                                     0                    1
     Common Stock                                                                              42                   65
     Capital In Excess of Par Value                                                         8,715                8,646
     Accumulated Deficit                                                                  (10,027)             (17,421)
     Treasury Stock                                                                          (328)                (328)
                                                                                   ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                  (1,598)              (9,037)
                                                                                   ---------------      ---------------
     Total Liabilities and Stockholders' Equity (Deficit)                          $       14,791       $        7,866
                                                                                   ===============      ===============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                (In Thousands; Except Earnings Per Share Amounts)

                                                                              2001              2000              1999
                                                                        ---------------   ---------------   --------------
Net Sales                                                               $       20,153    $       16,981    $      15,073

Costs and Expenses:
      Cost of Sales                                                             11,186             9,170            8,381
      Selling, General and Administrative                                        5,009             4,370            4,327
      Research and Development                                                     119               207                0
      Depreciation and Amortization                                                807               861              874
      Interest                                                                     981             1,159            1,158
                                                                        ---------------   ---------------   --------------

Total Costs and Expenses                                                        18,102            15,767           14,740
                                                                        ---------------   ---------------   --------------

Income from Continuing Operations Before
  Income Taxes, Discontinued Operations and
  Extraordinary Gain                                                             2,051             1,214              333

Income Tax Benefit (Expense)                                                     5,570                 0             (125)
                                                                        ---------------   ---------------   --------------

Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                                 7,621             1,214              208

Loss from Operations of Discontinued Operations, Net of Tax                       (227)           (2,185)          (3,764)

Gain on Forgiveness of Debt of Discontinued Operations                               0             1,249              569

Gain (Loss) on Disposal of Discontinued Operations                                   0             2,221           (2,500)
                                                                        ---------------   ---------------   --------------

Net Income (Loss)                                                       $        7,394    $        2,499    $      (5,487)
                                                                        ===============   ===============   ==============

Net Income (Loss) per Basic Common Share:
      Income from Continuing Operations                                 $         2.45    $         0.47    $        0.08
      Income (Loss) from Discontinued Operations                                 (0.07)             0.50            (2.27)
                                                                        ---------------   ---------------   --------------

Net Income (Loss) per Basic Common Share                                $         2.38    $         0.97    $       (2.19)
                                                                        ===============   ===============   ==============

Net Income (Loss) per Diluted Common Share:
      Income from Continuing Operations                                 $         2.43    $         0.47    $        0.08
      Income (Loss) from Discontinued Operations                                 (0.07)             0.50            (2.27)
                                                                        ---------------   ---------------   --------------

Net Income (Loss) per Diluted Common Share                              $         2.36    $         0.97    $       (2.19)
                                                                        ===============   ===============   ==============



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                        (In Thousands; Except Share Data)


                                                                           COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          0.01        Capital in     Retained        Treasury
                                          of            Par         Excess of      Earnings          Stock          Total
                                        Shares         Value        Par Value     (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 1998               6,129,673     $       62     $    8,588    $   (14,433)    $      (331)    $   (6,114)

Stock Cancellation                      (10,800)                           (3)                             3

Stock Issued                            287,318              2             (2)

Net (Loss) for Year Ended
   March 31, 1999                                                                     (5,487)                        (5,487)
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 1999               6,406,191     $       64     $    8,583    $   (19,920)    $      (328)    $  (11,601)

Stock Issued                            136,430              1             38                                            39

Debt Conversion                                                            25                                            25

Net Income for Year Ended
   March 31, 2000                                                                      2,499                          2,499
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 2000               6,542,621     $       65     $    8,646    $   (17,421)    $      (328)    $   (9,038)

Issuance of Stock Options                                                  45                                            45

Exchange of Preferred Stock           4,000,000             40            (39)                                            1
    for Common Stock

Reverse Stock Split                  (6,325,593)           (63)            63

Net Income for Year Ended
    March 31, 2001                                                                     7,394                          7,394
                                    ------------------------------------------------------------------------------------------------

Balance March 31, 2001                4,217,028     $       42     $     8,715   $   (10,027)    $      (328)    $   (1,598)
                                    =============  =============   ============= =============  ==============  =============


                                                                        VOTING PREFERRED STOCK
                                     --------------------------------------------------------------------------------------
                                        Number        $0001.
                                          of           Par
                                        Shares        Value
                                     -----------   -----------


Balance, March 31, 1999               6,500,000     $       1                                                    $        1
                                     ------------  -----------                                                  --------------

Balance, March 31, 2000               6,500,000     $       1                                                    $        1
                                     ------------  -----------                                                  --------------

Exchange of Preferred Stock
    for Common Stock                 (6,500,000)    $      (1)                                                   $       (1)
                                     ------------  -----------                                                  --------------

Balance, March 31, 2001                       0     $       0                                                    $        0
                                     ------------  -----------                                                  --------------

Total Stockholders' (Deficit)
   March 31, 2001                                                                                                $   (1,598)
                                                                                                                ==============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                                                                    2001              2000              1999
                                                                              --------------    --------------    --------------
Operating Activities
    Income from Continuing Operations                                         $       7,621     $       1,214     $         208
                                                                              --------------    --------------    --------------
    Adjustments to Reconcile to Net Cash
          Provided by Continuing Operations
       Issuance of Stock for Services                                                     0                24                 0
       Deferred Compensation                                                             45                 0                 0
       Depreciation and Amortization                                                    807               861               874
       Legal Settlements                                                                  0                 0               226
       Loss on Early Retirement of Fixed Assets                                           0                 0                21
       Deferred Income Tax Expense (Benefit)                                         (5,570)                0               125
       (Increase) Decrease in:
         Accounts Receivable                                                             34              (128)             (541)
         Inventories                                                                   (281)              (40)             (110)
         Prepaids and Other                                                             (43)              (17)               29
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                 763              (108)              285
                                                                              --------------    --------------    --------------
    Total Adjustments                                                                (4,245)              592               909
                                                                              --------------    --------------    --------------
    Net Cash Provided by Continuing Operations                                        3,376             1,806             1,117
                                                                              --------------    --------------    --------------

Investing Activities
    Expended for Property and Equipment                                              (1,063)             (494)             (297)
    Expended for Product Development                                                   (798)             (112)             (159)
    Expended for Patents and Other Assets                                               (91)              (18)             (114)
    Expended for Acquisition, Net of Cash Acquired                                        0                 0               (95)
                                                                              --------------    --------------    --------------
    Net Cash (Used) by Investing Activities of Continuing Operations                 (1,952)             (624)             (665)
                                                                              --------------    --------------    --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                     (1,313)           (1,601)             (309)
    Advances from (to) Affiliates - Discontinued Operations                            (191)              386              (754)
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                           0                 0               350
                                                                              --------------    --------------    --------------
    Net Cash (Used) by Financing Activities of Continuing Operations                 (1,504)           (1,215)             (713)
                                                                              --------------    --------------    --------------

Net Decrease in Cash - Continuing Operations                                            (80)              (33)             (261)
Cash at Beginning of Period - Continuing Operations                                     172               205               466
                                                                              --------------    --------------    --------------
Cash at End of Period - Continuing Operations                                 $          92     $         172     $         205
                                                                              ==============    ==============    ==============


See Note 18 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2001 2000 AND 1999

NOTE 1 - BACKGROUND INFORMATION

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company that historically operated through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM)("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM)("LifeServ").

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

     The Company sold the assets of MTL and LifeServ in fiscal 2000 and treated the operations of these subsidiaries as discontinued operations in fiscal 1999, 2000 and 2001. Effective March 31, 1999, the Company's continuing operations were conducted through one business segment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging, MTL and LifeServ. MTL and LifeServ represent discontinued operations, and accordingly, these discontinued segments' net assets or net liabilities are shown as one amount under the captions "Net Liabilities of Discontinued Operations". The results of operations of these discontinued segments for 2001, 2000 and 1999 have been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Discontinued Operations
-----------------------

     The Company`s Health Care Information Systems business (LifeServ) and its Clinical Laboratory Services business (MTL) are classified as discontinued operations. The assets of LifeServ were sold in May 1999 and the assets of MTL were sold in January 2000. Certain accounts receivable of MTL were retained by MTL. The ongoing operations of MTL during 2001 were limited to the collection of these accounts receivable.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Cash
----

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. As of March 31, 2001 and 2000, the Company has established an inventory valuation allowance of $40,000 to account for the estimated loss in value of inventory due to obsolescence. The Company will continue to evaluate the inventory and review the valuation allowance if deemed necessary.

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

Research and Development and  Product Development Costs
-------------------------------------------------------

     The Company expenses research and development costs as incurred. The Company incurred approximately $119,000 and $207,000 in research and development costs during fiscal 2001 and fiscal 2000 respectively.

     All costs associated with product development from the point of technological feasibility to its general distribution to customers are capitalized and subsequently amortized. Annually, the Company re-examines its amortization policy relating to its product development costs. The Company has determined that a five-year period is appropriate. Capitalized product development costs totaled approximately $798,000, $112,000 and $159,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Other Assets
------------

     Other assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over a five to seventeen year period.

Earnings (Loss) Per Share
-------------------------

     Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 16). All earnings per share amounts have been retroactively adjusted for the 1 for 2.5 reverse stock split.

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

Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to
--------------------------------------------------------------------------------
be Disposed Of
--------------

     Long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses from continuing operations recognized in 2001, 2000 and 1999. In conjunction with discontinued operations (see Note 3), there were valuation adjustments made in 1999.

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

     The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

Recent Accounting Pronouncements
--------------------------------

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles in the United States of America to revenue recognition. The adoption of SAB 101 had no impact on the Company's operating results or financial position.


NOTE 3 - DISCONTINUED OPERATIONS

     During fiscal 2000, the Company implemented a strategy of focusing its resources in its core business, MTS Packaging, and divesting of the other two business segments it historically operated.

     In May 1999, the Company sold LifeServ, its Health Care Information Systems business segment. The Asset Acquisition Agreement provided, among other things, for the buyer to receive substantially all the assets of LifeServ in consideration of the assumption of certain stated liabilities of approximately $5 million. Revenue from the operations of LifeServ during fiscal 2001, 2000 and 1999 were $0, $454,000 and $5.2 million respectively. The operations of LifeServ during fiscal 2000 resulted in a loss of approximately $524,000 and a gain on disposal of $1.8 million.

     In January 2000, the Company sold the principal assets of MTL. MTL received $1,000,000 for the assets that were comprised of equipment, goodwill and certain accounts receivable. In addition, the buyer assumed approximately $400,000 in liabilities of MTL. Revenue from the operations of MTL during fiscal 2001, 2000 and 1999 were $0, $7.9 million and $14.0 million respectively. The operations of MTL during fiscal 2000 resulted in a loss of $2,225,000 of which $500,000 was estimated and recorded in fiscal 1999. In addition, a gain on disposal of $399,000 was realized in fiscal 2000 and a gain on debt forgiveness of $1,249,000 was realized as a result of settlements that were reached with several creditors of MTL. In fiscal 1999, the Company estimated that the disposal of MTL would result in a loss of $2,500,000 and recorded a charge in that amount. During the second quarter of fiscal 2000, a buyer for MTL was identified and the business was sold during the fourth quarter of fiscal 2000. The length of time that elapsed between the date that the buyer was identified and the date the sale concluded resulted in a loss from operations of the business in fiscal 2000 that was greater than the loss from operations that was estimated in fiscal 1999. However, the terms of the sale of the business were more favorable than the Company estimated in fiscal 1999.

     Certain accounts receivable of MTL were not sold in January 2000. The operations of MTL during fiscal 2001 were confined to the collection of these accounts receivable. The Company estimated the realizable value of the accounts receivable at the end of fiscal 2000 to be $1,000,000. Since the date of sale, approximately $431,000 of accounts receivable were collected. The proceeds of the collection of accounts receivable were used to pay the ongoing cost of collection and to fund settlements with creditors of MTL. During fiscal 2001, the Company determined that the cost of collecting the remaining accounts receivable could equal or exceed the amount collected, and therefore, discontinued its collection efforts and reduced the carrying value of the accounts receivable to $0.

     The carrying value of the net assets of discontinued operations at March 31, 2001 and 2000 are comprised of the following.

                                           LifeServ                     MTL                  Total Discontinued
                                                                                                 Operations
                                   ------------------------   ------------------------    ------------------------
                                      2001          2000         2001          2000          2001          2000
                                   ----------    ----------   -----------   ----------    ----------    ---------
 Current Assets                    $     0       $     0       $     1      $ 1,078       $     1       $ 1,078
 Other Assets                            0             0             0            0             0             0
                                   ----------    ----------   -----------   ----------    ----------    ----------
Total Assets                       $     0       $     0       $     1      $ 1,078       $     1       $ 1,078
                                   ----------    ----------   -----------   ----------    ----------    ----------

 Current Liabilities               $     0       $     0       $   642      $ 1,509       $   642       $ 1,509
 Long-Term Liabilities                   0             0             0          174             0           174
                                   ----------    ----------   -----------   ----------    ----------    ----------
 Total Liabilities                 $     0       $     0       $   642      $ 1,683       $   642       $ 1,683
                                   ----------    ----------   -----------   ----------    ----------    ----------

 Net   Assets    (Liabilities)
 of    Discontinued Operations     $     0       $     0       $  (641)     $  (605)      $  (641)      $  (605)
                                   ==========    ==========    ==========   ==========    ===========   ==========



     The liabilities of MTL at March 31, 2001 are comprised of trade accounts payable, accrued state taxes and approximately $140,000 of other liabilities that have been guaranteed by the Company.

     Certain liabilities of MTL were compromised during fiscal 2001 as a result of settlements reached with creditors. In addition, the Company determined that certain liabilities were not payable, and therefore, reduced the carrying value of them to 0.

NOTE 4 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable, which are unsecured. Management considers the allowances provided to be reasonable.

         Accounts Receivable consist of the following:

                                                                           March 31,         March 31,
                                                                             2001               2000
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                 Accounts Receivable                                    $    2,857        $      2,875
                 Less:  Allowance for Doubtful Accounts                       (290)               (274)
                                                                        -------------     --------------
                                                                        $    2,567        $      2,601
                                                                        =============     ==============


     All of the Company's accounts receivable are pledged as collateral on bank notes.

     The geographic sales of the Company are primarily in the United States. There were 2, 1 and 2 customer(s) whose sales exceeded 10% of revenue for 2001, 2000 and 1999 respectively.


NOTE 5 - INVENTORIES

     Inventories consist of the following:

                                                                           March 31,         March 31,
                                                                             2001               2000
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                 Raw Material                                           $     1,019       $        967
                 Finished Goods and Work in Process                           1,298              1,103
                 Less:  Inventory Valuation Allowance                          (40)               (40)
                                                                        -------------     --------------
                                                                        $     2,277       $      2,030
                                                                        =============     ==============

     All of the Company's inventories are pledged as collateral on bank notes.


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           March 31,         March 31,
                                                                             2001               2000
                                                                        --------------    ---------------
                                                                                  (In Thousands)
                 Property and Equipment                                 $     7,328       $      6,374
                 Leasehold Improvements                                         453                344
                                                                        -------------     --------------
                                                                              7,781              6,718
                 Less: Accumulated Depreciation and Amortization             (5,431)            (4,814)
                                                                        -------------
                                                                                          --------------
                                                                        $     2,350       $      1,904
                                                                        =============     ==============


     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

     Depreciation of property and equipment and amortization of leasehold improvements total approximately $617,000, $684,000 and $723,000 for fiscal years ending March 31, 2001, 2000 and 1999 respectively.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:

                                                                          March 31,          March 31,
                                                                             2001               2000
                                                                       ---------------    ---------------
                                                                                 (In Thousands)
              Accounts Payable/Trade                                   $      1,580       $      1,178
              Accrued Liabilities:
                  Salaries, Commissions and Employee Benefits                   696                418
                   Medical Claims                                               107                 71
                   Interest                                                      83                 91
                   State Taxes                                                   50                 70
                   Royalties                                                    382                307
                                                                       --------------     --------------
                                                                       $      2,898       $      2,135
                                                                       ==============     ==============


NOTE 8 - OTHER ASSETS

     Other assets consists of the following:

                                                                          March 31,          March 31,
                                                                             2001               2000
                                                                       ---------------    ---------------
                                                                                 (In Thousands)

                 Product Development                                   $      1,349       $        551
                     Less:  Accumulated Amortization                           (237)              (152)
                                                                       --------------     --------------
                                                                       $      1,112       $        399
                                                                       --------------     --------------

                 Patents                                               $      1,160       $      1,109
                     Less:  Accumulated Amortization                           (643)              (561)
                                                                       --------------     --------------
                                                                       $        517       $        548
                                                                       --------------     --------------

                 Other                                                          183                143
                      Less:  Accumulated Amortization                           (40)               (17)
                                                                       --------------     --------------
                                                                       $        143       $        126
                                                                       --------------     --------------

                 Total Other Assets, Net                               $      1,772       $      1,073
                                                                       ==============     ==============

     Expenditures for product development in the fiscal year ended March 31, 2001 were primarily dedicated to the development of the Company's new OnDemand(TM) machine. The Company has expended approximately $530,000 to date on the development of the OnDemand machine.

     Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

NOTE 9 - LONG-TERM DEBT

         Long-term debt related to continuing operations consists of the following:

                                                                                      March 31,         March 31,
                                                                                         2001             2000
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan; payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.2 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  12,406       $    13,376

  Unsecured Notes Payable plus interest at 18% through December 2000.                        0               150

  Unsecured Notes Payable due September 2001 plus interest at 13%.                          45               142

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      146               169

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$3,500
    over a period of four to eight years.                                                  219               260

   Other Notes and  Agreements;  interest and  principal  payable  monthly and
    annually at various amounts through March 2001.                                         34                66
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 12,850            14,163
  Less Current Portion                                                                    (963)           (1,052)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  11,887       $    13,111
                                                                                    ============     =============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     On July 6, 2000 the bank and the Company agreed to certain financial covenant modifications and a modification to the excess cash flow payment formula contained in the provisions of the loan agreement. The financial covenants prohibit the Company from exceeding a maximum deficit net worth and provide for limits on annual capital expenditures and officers compensation as well as the maintenance of certain financial ratios. In addition, payment of dividends is subject to the prior approval by the Company's secured lender. The Company is in compliance with all financial covenants at March 31, 2001.

     In October 1998, the Company borrowed $200,000 from an individual to support the operations of MTL. The terms and conditions of this obligation included repayment on September 1, 1999 including interest at 12% per annum. The notes provide the lenders with warrants to purchase 47,000 shares of common stock of the Company at $1.88 per share for a period of ten (10) years. The fair value assigned to the warrants is insignificant. The obligation matured without repayment, and the Company and the lender agreed to a repayment schedule with monthly installments commencing in October 1999 and ending in September 2001 including interest at 13%. In the event that the Company defaults on its obligations under the promissory note, the lender is entitled to receive warrants to purchase up to 320,000 and 7,200 shares of common stock at $.13 and $1.88 per share, respectively, for a period of ten (10) years. In addition, the note is secured by 116,125 shares of the Company's common stock owned by the Chairman and C.E.O.

     The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 2001:

                                 (In Thousands)
             2002......................................... $   963
             2003......................................... $   930
             2004......................................... $   992
             2005......................................... $ 1,066
             2006......................................... $ 1,144
             Thereafter................................... $ 7,755

     Interest expense from continuing operations for the years 2001, 2000 and 1999 amounted to $981,000, $1,159,000 and $1,158,000 respectively.


NOTE 10 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2001.

                                 (In Thousands)
             2002......................................... $   417
             2003......................................... $   431
             2004......................................... $   441
             2005......................................... $   401
             2006......................................... $   101
             Thereafter................................... $     0

     Rent expense amounted to $350,000, $312,000 and $311,000 for the years ended March 31, 2001, 2000 and 1999, respectively.


NOTE 11 - 401(K) PROFIT SHARING PLAN

     The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2001, 2000 and 1999, the Company contributed $16,000, $19,000 and $22,000 respectively, to the plan.


NOTE 12 - SELF INSURANCE PLAN

     The Company has a Medical Health Benefit Self-insurance Plan, which covers substantially all of its employees. During the year ended March 31, 2001, the Company was reinsured for claims that exceed $20,000 per participant and has an annual maximum aggregate limit of approximately $300,000. Reinsurance limits for subsequent fiscal years may change based upon future claims.


NOTE 13 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust"), which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $50,000, $50,000 and $51,000 in the years ended March 31, 2001, 2000 and 1999, respectively. Accrued royalty payments due as of March 31, 2001, 2000 and 1999 total approximately $382,000, 266,000 and $175,000, respectively.

     Siegel, through his beneficial interest in the Trust, owns approximately forty percent (43%) of the outstanding Common Stock of the Company.

     During fiscal year 1999, the Company borrowed $100,000 from Siegel to fund the operations of MTL. The loan was repaid according to its terms during fiscal year 2001.


NOTE 14 - TAXES

     The components of income tax expense (benefit) from continuing operations is as follows:

                                                                             Years Ended March 31,
                                                              --------------------------------------------------
                                                                   2001              2000               1999
                                                              -------------     --------------     -------------
                                                                                (In Thousands)

         Current Income Taxes                                 $        0        $         0        $        0

         Deferred Income Taxes                                       632                  0               125

         Change in Deferred Tax Valuation Allowance               (6,202)                 0                 0
                                                              ------------      -------------      ------------

         Income Tax Expense (Benefit)                         $     5,570       $         0        $      125
                                                              ============      =============      ============


     In 1999, income tax expense and benefit of equal and offsetting amounts of $125,000 were allocated to continuing and discontinued operations, respectively.


     Total income tax (benefit) expense for 2001, 2000 and 1999 from continuing operations resulted in effective tax rates of (271.6%), 0% and 37.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 34.0%-35.0% on the continuing operations are as follows:

                                                                           Years Ended March 31,
                                                            ---------------------------------------------------
                                                                 2001               2000              1999
                                                            --------------    ---------------    --------------
                                                                               (In Thousands)
   Tax Expense at U.S. statutory rate                       $       697       $        413       $       117
   State Income Tax, Net                                             72                 42                 8
   Net Operating Loss Carryforward                                 (769)              (455)                0
   Net Deferred Tax Asset Recognized                             (5,570)                 0                 0
                                                            -------------     --------------     -------------
                                                            $    (5,570)      $          0       $       125
                                                            =============     ==============     =============

     Deferred taxes for continuing operations consist of the following:

                                                                           March 31, 2001         March 31, 2000
                                                                         -----------------      -----------------
                                                                                        (In Thousands)
      Deferred Tax Assets:
        Depreciation/Amortization Temporary Difference                   $         (188)        $         (140)
        Allowance for Doubtful Accounts                                             108                  1,471
        Inventory Valuation Allowance                                                15                     15
        Tax Loss Carry Forward                                                    5,225                  4,638
        Reserves and Provisions                                                     410                    218
                                                                         ----------------       ----------------
        Gross Deferred Tax Asset                                                  5,570                  6,202
                                                                         ----------------       ----------------
        Less Valuation Allowance                                                      0                 (6,202)
                                                                         ----------------       ----------------
        Deferred Income Taxes                                            $        5,570         $            0
                                                                         ================       ================


     The Company's deferred tax asset at March 31, 2001 is broken down to its current and long-term portions as follows:

                            Current               $     1,085,000
                            Long-Term                   4,485,000
                                                  ----------------
                                                   $    5,570,000
                                                  ================

     Deferred tax assets of approximately $1,368,000 previously related to discontinued operations pertaining to the allowance for doubtful accounts have been reclassified to continuing operations' deferred tax assets effective March 31, 2000.

     During previous years, the Company had provided a 100% valuation allowance on its net deferred tax asset as it was not more likely than not that the related income tax benefit would be realized in the future. During the quarter ended December 31, 2000, the Company removed its valuation allowance, thereby recording an income tax benefit of $5,719,000 as the Company now believes that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

     In order for the Company to fully utilize the benefits of its net operating loss carryforwards in the future, its average annual taxable income would be approximately $280,000 through the fiscal year ending 2020. During fiscal years 2001 and 2002, the Company's taxable income, exclusive of net operating losses and the effects of discontinued operations, was approximately $1,500,000.

NOTE 15 - STOCKHOLDERS' EQUITY (DEFICIT)

     Stockholders' Equity (Deficit) consists of the following:

                                                       March 31,             March 31,            March 31,
                                                         2001                  2000                  1999
                                                   ----------------      ----------------     -----------------
      Voting Preferred Stock:

          Par Value $.0001 Per Share
          Authorized Shares                            7,500,000             7,500,000             7,500,000
          Issued Shares                                        0             6,500,000             6,500,000
          Outstanding Shares                                   0             6,500,000             6,500,000

      Common Stock (Retroactively adjusted for 1 for 2.5 reverse stock split):

          Par Value $.01 Per Share
          Authorized Shares                           25,000,000            25,000,000            25,000,000
          Outstanding Shares                           4,198,148             2,598,168             2,543,596
          Issued Shares                                4,217,028             2,617,048             2,562,475



Common Stock

     During fiscal 2001, the Company exchanged 4,000,000 shares of common stock for 6,500,000 shares of voting preferred stock and also effected a reverse stock split of 1 share of common stock for 2.5 shares of common stock after the exchange of common for preferred stock.

     During fiscal 2000, the Company issued 20,000 shares of common stock to an officer and director in lieu of cash compensation of $4,750 and 18,536 shares of common stock to outside directors in lieu of cash compensation of $18,500 earned for attendance at meetings of the Board of Directors. In addition, the Company issued 16,000 shares of common stock to two individuals pursuant to an agreement to redeem the minority interest held by these individuals in a subsidiary of LifeServ.

Preferred Stock

     The JADE Family Partnership ("Partnership") was the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the "Trust"), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. The Company's CEO is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

     The Voting Preferred Stock had two votes per share on all matters submitted to a vote of other holders of Common Stock. In addition to preferential voting rights, the Voting Preferred Stock was entitled to receive upon dissolution or liquidation of the Company, the first $10,000 of proceeds distributed to stockholders of the Company upon such events. Thereafter, the Voting Preferred Stock was entitled to no additional amounts upon dissolution or liquidation of the Company. The Voting Preferred Stock had no dividend rights, redemption provisions, sinking fund provisions or conversion, preemptive or exchange rights. The Voting Preferred Stock was not subject to further calls or assessments by the Company.

     In December 2000, the Siegel Family Limited Partnership exchanged 6,500,000 shares of voting preferred stock for 4,000,000 shares of common stock of the Company. The exchange of preferred for common shares was approved by the common shareholders of the Company.

Stock Options

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the proforma amounts indicated below (retroactively adjusted for the 1 for 2.5 reverse stock split):


                                                                       2001             2000            1999
                                                                   ------------     ------------    ------------
Net Income (Loss)                        As Reported               $   7,394        $   2,499       $  (5,487)
                                         ProForma                  $   7,376        $   2,470       $  (5,589)

Earnings (Loss) Per Common Share         Basic As Reported         $    2.38        $    0.97       $  (2.19)
                                         Basic ProForma            $    2.37        $    0.96       $  (2.24)

Earnings (Loss) Per Common Share         Diluted As Reported       $    2.36        $    0.97       $  (2.19)
                                         Diluted ProForma          $    2.36        $    0.96       $  (2.24)


     The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 respectively, no dividend yield for all years, expected volatility of 133, 130 and 148 percent; risk-free interest rates of 6.1, 6.3 and 5.10 percent, and expected lives of 3.0, 3.0 and
4.0 years.

     Activity related to options is as follows (Retroactively adjusted for 1 for 2.5 reverse stock split):

                                                                                            Weighted Average
                                                               Number of Shares                 Exercise
                                                                                             Price per Share
                                                             --------------------         --------------------

         Outstanding at March 31, 1998                              623,248                      $3.28
               Granted in Fiscal 1998:
               Officers and Directors                                 8,800                      $1.88
               Employees                                             46,000                      $2.50
               Options Expired                                      (47,075)                     $4.43
                                                             --------------------         --------------------

         Outstanding at March 31, 1999                              630,973                      $3.13
               Granted in Fiscal 2000:
               Officers and Directors                                 4,800                      $2.50
               Employees                                                  0                         $0
               Options Expired                                     (199,266)                     $2.63
                                                             --------------------         --------------------

         Outstanding at March 31, 2000                              436,507                      $3.35
               Granted in Fiscal 2001:
               Officers and Directors                               120,000                      $1.88
               Employees                                                  0                          0
               Options Expired                                      (53,301)                     $2.84
                                                             --------------------         --------------------

         Outstanding at March 31, 2001                              503,206                      $3.05
                                                             ====================         ====================

Outstanding Shares

                                                                  Weighted Average
                Range of                     Number             Remaining Contractual       Weighted Average
             Exercise Prices              Outstanding                   Life                 Exercise Price
                                                                       (Years)
        ------------------------      -------------------      ----------------------     --------------------
              $1.63 -   $2.50               396,458                     6.9                       $2.30
               $4.08 - $10.00                96,100                     2.6                       $4.42
              $15.00 - $25.00                10,648                     2.7                      $18.93

Exercisable Shares
                                                                  Weighted Average
                Range of                     Number             Remaining Contractual       Weighted Average
             Exercise Prices              Outstanding                   Life                 Exercise Price
                                                                       (Years)
        ------------------------      -------------------      ----------------------     --------------------

              $1.63 -   $2.50               316,458                     6.4                       $2.42
               $4.08 - $10.00                96,100                     2.6                       $4.42
              $15.00 - $25.00                10,648                     2.7                      $18.93


     The options outstanding at March 31, 2001 expire on various dates commencing in September 2001 and ending in March 2011.

     The weighted average grant date fair value of options during fiscal year 2001, 2000 and 1999 was $.52, $.33, and $.28 respectively.

     At March 31, 2000 and 1999, exercisable options totaled 367,766 and 466,839 at weighted average exercise prices of $3.51 and $3.32, respectively.


  Warrants

       Activity related to warrants is as follows (Retroactively adjusted for 1 for 2.5 reverse stock split):

                                                                      Number of Shares         Weighted Average
                                                                                                Price Per Share
                                                                    --------------------      ------------------
            Outstanding at March 31, 1999                                  611,600                 $15.38
            Granted in Fiscal 2000                                          17,000                  $1.15
                                                                    --------------------      ------------------
            Outstanding at March 31, 2000                                  628,600                 $15.00

            Granted in Fiscal 2001                                         105,000                  $1.05
            Warrants Expired                                             (528,000)                 $17.52
                                                                    --------------------      ------------------
            Outstanding at March 31, 2001                                  205,600                  $1.37
                                                                    ====================      ==================

     The warrants expire on various dates commencing September 2001 ending August 2009.

     The weighted average grant date fair value of warrants during fiscal year 2001 and 2000 was $.90 and $.10 respectively.

     Other
     -----

     During fiscal year 2001, the Company entered into a financial advisory agreement with National Securities Corporation ("NSC"). The terms of the agreement provided for the issuance of 105,000 warrants to NSC as part of the compensation for their services. The warrants are exercisable at an average price of $1.00 and expire in 2006. In addition, NSC may receive an additional 40,000 warrants exercisable at $.85 per share based upon the achievement of certain objectives regarding the listing of the Company on a stock exchange and an additional 125,000 warrants exercisable at $1.50 based upon the successful completion of financing transactions.

     The Company entered into a stock appreciation rights agreement with its Chief Executive Officer in 1995. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. Additional compensation expense for the years ended March 31, 2001, 2000 and 1999 totaled $131,000, $27,000 and $0 respectively.


NOTE 16 - EARNINGS PER SHARE

     Income from continuing operations per common share is computed by dividing income from continuing operations by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent. The number of shares outstanding have been retroactively adjusted for the 1 share for 2.5 shares reverse stock split that occurred in December 2000.

     The following table sets forth the computation of income from continuing operations per basic and diluted common share:

                                                          Year Ended March     Year Ended March     Year Ended March
                                                              31, 2001             31, 2000             31, 1999
                                                          ----------------     ----------------     ----------------
Numerator:
   Income from Continuing Operations                      $   7,621,000        $   1,214,000        $     208,000
                                                          ===============      ===============      ===============

Denominator:
    Weighted average shares outstanding - Basic               3,112,000            2,579,000            2,493,000
    Add: Effect of dilutive warrants                             18,000                    0                    0
                                                          ----------------     ----------------     ----------------
    Weighted average shares outstanding - Diluted             3,130,000            2,579,000            2,493,000
                                                          ===============      ===============      ===============

Income from Continuing Operations Per Common Share
- Basic                                                   $        2.45        $         .47        $         .08
                                                          ===============      ===============      ===============

Income from Continuing Operations per Common Share
- Diluted                                                 $        2.43        $         .47        $         .08
                                                          ===============      ===============      ===============


     The effect of 239,806 options and warrants were not included in the calculation of net income per diluted common share for 2001 as the effect would have been anti-dilutive. The effect of all options and warrants (see Note 15) for 2000 and 1999 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.

NOTE 17 - CONTINGENCIES

     The Company sold the assets of subsidiaries LifeServ and MTL during fiscal 2000 (See Note 3). The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation of approximately $520,000 payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor.

     In November 1998, MTL, a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

     Certain creditors of LifeServ have commenced legal actions against LifeServ seeking payment of liabilities assumed by the buyers of LifeServ. The Company intends to vigorously defend these actions and seek appropriate remedies from the buyers.

     The Company is involved in certain claims and legal actions arising in the ordinary course of business including the matters referred to above. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.


NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  2001          2000         1999
                                                                               ----------    ----------   ----------
Supplemental Disclosure of Cash flow Information

   Cash Paid for Interest                                                      $     989     $   1,159    $   1,153

   Cash Paid for Income Taxes                                                          0             0            0

Supplemental Cash Flow Information for Discontinued Operations

   Operating Activities:
     Net Cash Provided (Used) by Discontinued Operations                             230           400         (477)

   Investing Activities
   Net Cash Provided (Used) by Investing Activities of Discontinued
     Operations                                                                       0             90       (1,527)

Financing Activities:
   Net Cash Provided (Used) by Financing Activities of Discontinued
     Operations                                                                    (305)          (475)       2,207
                                                                               ----------    ----------   ----------
   Net Increase (Decrease) in Cash - Discontinued Operations                        (75)            15          203
   Cash at Beginning of Period - Discontinued Operations                             76             61         (142)
                                                                               ----------    ----------   ----------
   Cash at End of Period - Discontinued Operations                             $      1      $     76     $      61
                                                                               ==========    ==========   ==========


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


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The information set forth below represents unaudited selected quarterly financial data for the fiscal years ended March 31, 2001 and 2000.

                                                                          FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------
                                                              (In Thousands, Except Earnings Per Share Amounts)

                                                          June 30,        September 30,   December 31,     March 31,
                                                            2000             2000             2000           2001
                                                        ------------     ------------    ------------    ------------
Income Statement Data:

Net Sales                                               $     4,679      $     4,850     $     5,073     $     5,551
Gross Profit                                                  1,986            2,131           2,488           2,362
Income (Loss) from Continuing Operations
   Before Income Taxes and Discontinued Operations              374              467             652             558
Income Tax Benefit (Expense)                                      0                0           5,719           (149)
Income (Loss) from Discontinued Operations                       29              (7)           (212)            (37)
                                                        -------------    -------------   -------------   -------------
Net Income (Loss)                                       $       403      $       460     $     6,159     $       372
                                                        =============    =============   =============   =============

Net Earnings (Loss) Per Basic and Diluted Common
   Share:  (Retroactively adjusted for the 1 for 2.5
     reverse stock split in December 2000)
From Continuing Operations                              $      0.14      $      0.18     $      2.11     $      0.10
Income (Loss) from Discontinued Operations                     0.01             0.00          (0.07)          (0.01)
                                                        -------------    -------------   -------------   -------------
Net Earnings (Loss) Per Basic and Diluted Common
   Share                                                $      0.15      $      0.18     $      2.04     $      0.09
                                                        =============    =============   =============   =============

                                                                          FOR THE THREE MONTHS ENDED
                                                         -------------------------------------------------------------
                                                              (In Thousands, Except Earnings Per Share Amounts)

                                                          June 30,        September 30,   December 31,     March 31,
                                                            1999             1999             1999           2001
                                                         ------------     ------------    ------------    ------------
Income Statement Data:

Net Sales                                                $    3,836       $    4,231      $    4,213      $    4,701
Gross Profit                                                  1,760            2,064           2,044           1,943
Income (Loss) from Continuing Operations
   Before Income Taxes and Discontinued Operations
     and Extraordinary Gain                                      51              362             322             479
(Loss) from Discontinued Operations                           (524)            (572)            (24)         (1,065)
Gain on Forgiveness of Debt of Discontinued
Operations                                                    1,822                0               0             399
                                                         -----------      -----------     -----------     -----------
Gain (Loss) on Disposal of Discontinued Operations       $    1,349       $    (210)      $      298      $    1,062
                                                         ===========      ===========     ===========     ===========
Net Income (Loss)
Net Earnings (Loss) Per Basic and Diluted Common
   Share:  (Retroactively adjusted for the 1 for 2.5
     reverse stock split in December 2000)
From Continuing Operations                               $     0.02       $     0.14      $     0.13      $     0.18
Income (Loss) from Discontinued Operations                     0.51           (0.22)          (0.01)            0.23
                                                         -----------      -----------     -----------     -----------
Net Earnings (Loss) Per Basic and Diluted Common
   Share                                                 $     0.53       $   (0.08)      $     0.12      $     0.41
                                                         ===========      ===========     ===========     ===========

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDICAL TECHNOLOGY SYSTEMS, INC.


Dated: June 28, 2001                     By: /s Todd E. Siegel
                                         ---------------------------------------
                                         Todd E. Siegel, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,    June 28, 2001
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel


 /s David W. Kazarian       Director                               June 28, 2001
 -----------------------
 David W. Kazarian


 /s Michael P. Conroy       Director, Chief Financial Officer      June 28, 2001
 -----------------------    and Vice President
 Michael P. Conroy


 /s John Stanton           Director and Vice Chairman of the       June 28, 2001
------------------------   Board of Directors
 John Stanton


 /s Mark J. Connolly       Principal Accounting Officer            June 28, 2001
-----------------------    and Controller
 Mark J. Connolly

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors
Medical Technology Systems, Inc.


     In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 20, 2001, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 2001, we have also audited
Schedule II for the years ended March 31, 2001, 2000 and 1999. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.



GRANT THORNTON LLP
Tampa, Florida

June 20, 2001

                                                                    SCHEDULE II


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended March 31, 1999, 2000 AND 2001

                Column A                           Column B             Column C             Column D             Column E
-----------------------------------------       --------------       --------------       --------------       --------------
                                                  Balance at           Charged to            Accounts            Balance at
                                                 Begining of           Costs and            Written Off,           End of
                                                     Year               Expenses                Net                 Year
                                                --------------       --------------       --------------       --------------
(1) Deferred Tax Valuation Allowance:

Year Ended March 31, 1999                       $       5,889        $          84        $            0       $        5,805
Year Ended March 31, 2000                       $       5,805        $        (397)       $            0       $        6,202
Year Ended March 31, 2001                       $       6,202        $       6,202        $            0       $            0


(1) Inventory Valuation Allowance:

Year Ended March 31, 1999                       $           0        $         140        $            0       $          140
Year Ended March 31, 2000                       $         140        $         100        $            0       $           40
Year Ended March 31, 2001                       $          40        $           0        $            0       $           40


(1) Self Insured Medical Claims
        Valuation Allowance:

Year Ended March 31, 1999                       $         122        $         566        $          588       $          100
Year Ended March 31, 2000                       $         100        $         297        $          325       $           72
Year Ended March 31, 2001                       $          72        $         210        $          175       $          107


(1) Allowance for Doubtful Accounts
        and Contractual Allowances:

Year Ended March 31, 1999                       $         178        $          58        $           25       $          211
Year Ended March 31, 2000                       $         211        $          67        $            4       $          274
Year Ended March 31, 2001                       $         274        $         120        $          104       $          290


(1) Amounts reflect continuing operations only.
