Form 10-K/A
period 2001-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2001-08-17
CIK 823560

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

                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
              ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                            59-2740462
-------------------------------                            --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

12920 Automobile Boulevard, Clearwater, Florida                    33762
-----------------------------------------------            --------------------
       (Address of Principal Executive Offices)                 (Zip Code)

                                 (727) 576-6311
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                 Name of Each Exchange on Which Registered
--------------------                -------------------------------------------
         NONE                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                         ------------------------------
                                (Title of Class)

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

                                 AMENDMENT NO. 1
                            TO THE FORM 10-K FILED BY
                MEDICAL TECHNOLOGY SYSTEMS, INC. ON JUNE 29, 2001



EXPLANATORY NOTE

     This Annual Report on Form 10-K/A for the period ended March 31, 2001, is being filed solely to amend Part IV, Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K by adding Exhibit 23.1. Except for the addition of Exhibit 23.1, no other information included in the original report on Form 10-K is amended by this Form 10-K/A. This Form 10-K/A constitutes Amendment No. 1 to Medical Technology Systems, Inc.'s Annual Report on Form 10-K for the period ended March 31, 2001.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  Exhibit Number                                     Description of Exhibit
  --------------   -----------------------------------------------------------------------------------------
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

     10.25(7)      Form of Director/Officer Indemnification Agreement

     10.27(7)      Third Amendment to Amended and Restated Loan and Security Agreement effective March 28,
                   1995

     10.29(10)     Stock Option Plan dated March 4, 1997

     10.31(13)     Stock Subscription Agreement, dated April 28, 1998,
                   between the Company and LifeServ Technologies, Inc.

     10.32(13)     Loan Agreement dated May 13, 1998, between Ella Kedan and LifeServ Technologies, Inc.,
                   Performance Pharmacy Systems, Inc., Cart-Ware Inc., Medication Management Systems, Inc.
                   and Systems Professional, Inc. and related Promissory Note and Security Agreement

     10.33(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan

     10.34(13)     Form of Warrant dated May 13, 1998 between the Company and Ella Kedan

     10.35(13)     Form of Warrant dated May 13, 1998 between LifeServ and Ella Kedan


Exhibit Number                                     Description of Exhibit
--------------   -----------------------------------------------------------------------------------------
    10.39(13)     Amendment to Second Amended and Restated Loan and Security Agreement between the Company and SouthTrust Bank dated April 16, 1998

     10.40(14)     Asset Acquisition Agreement dated August 4, 1998 between Medical Technology Laboratories,
                   Inc. and Community Clinical Laboratories, Inc

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

     10.44(14)     Loan Agreement dated August 7, 1998, between Sally Siegel and Medical Technology Systems,
                   Inc.

     10.45(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems,
                   Inc.

     10.46(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems,
                   Inc.

     10.47(14)     Loan Agreement dated August 18, 1998, between Todd and Shelia Siegel and Medical
                   Technology Systems, Inc

     10.48(14)     Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical
                   Technology Systems, Inc

     10.49(14)     Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical
                   Technology Systems, Inc

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

     10.53(16)     Form of Warrant dated October 16, 1998, between Joan L.
                   Fitterling, as Trustee, or her successor in Trust of the Joan
                   L. Fitterling Revocable Trust dated August 15, 1995 and
                   Medical Technology Systems, Inc Systems, Inc.

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

     10.58(21)     Expiration of Medical Technology Systems, Inc. common stock warrants dated July 17, 2000.

     10.59(22)     Form of Warrant dated September 24, 1999 between Andrew G. Burch and Medical Technology
                   Systems, Inc.

     10.60(22)     Form of Warrant dated September 24, 1999 between IFM Venture Group and Medical Technology
                   Systems, Inc.

     10.61(22)     Form of Warrant dated May 31, 2000 between National Securities Corporation and Medical
                   Technology Systems, Inc.


                                      5

Exhibit Number                                     Description of Exhibit
--------------     -----------------------------------------------------------------------------------------
     10.62(23)     Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated
                   September 1, 1999.

     10.63(23)     Amendment One to Executive Stock Appreciation Rights and Non-Qualified Stock Option
                   Agreement dated October 28, 2000 between Medical Technology Systems, Inc. and Todd E.
                   Siegel

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

     23.1          Independent Auditors Consent


--------------------

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

     (10)          Incorporated herein by reference to Form 10-K for the year ended March 31, 1997

     (11)          Incorporated herein by reference to Form 8-K dated May 2, 1997

     (12)          Incorporated herein by reference to Form 10-Q dated February 13, 1998 for the quarter ended December 31, 1997

     (13)          Incorporated herein by reference to Form 10-K for the year ended March 31, 1998

     (14)          Incorporated herein by reference to Form 10-Q filed November 12, 1998 for quarter ending
                   September 30, 1998

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

     (25)          Incorporated herein by reference to Form 10-K for year ending March 31, 2001


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.


Dated:  August 17, 2001
                               By: /s/ Todd E. Siegel
                                   ---------------------------------------
                                   Todd E. Siegel, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s Todd E. Siegel          Chairman of the Board of Directors,  August 17, 2001
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel


 /s David W. Kazarian       Director                             August 17, 2001
 -----------------------
 David W. Kazarian


 /s Michael P. Conroy       Director, Chief Financial Officer    August 17, 2001
 -----------------------    and Vice President
 Michael P. Conroy


 /s John Stanton           Director and Vice Chairman of the     August 17, 2001
------------------------   Board of Directors
 John Stanton


 /s Mark J. Connolly       Principal Accounting Officer          August 17, 2001
-----------------------    and Controller
 Mark J. Connolly

                                                                  Exhibit 23.1


               Consent of Independent Certified Public Accountants

     We have issued our reports dated June 20, 2001 accompanying the consolidated financial statements and schedule of Medical Technology Systems, Inc. and Subsidiaries that are included in the Company's Form 10-K for the year ended March 31, 2001. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Medical Technology Systems, Inc. and Subsidiaries on Form S-8 filed March 1, 2001.



                                             /s/Grant Thornton LLP


         Tampa, Florida
         August 17, 2001