Form 10-Q
period 2001-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2001-11-13
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to _____________________

                              0-16594
Commission file number  ________________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                            59-2740462
----------------------------------                       ----------------------
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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                      Index

                                                                            Page

Part I - Financial Information


Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 2001 and March 31, 2001....................       1


          Condensed Consolidated Statements of Operations -
              Three Months and Six Months Ended September 30, 2001 and 2000   2


          Condensed Consolidated Statements of Changes in Stockholders'
              Equity (Deficit) - Six Months Ended September 30, 2001...       3


          Condensed Consolidated Statements of Cash Flow -
              Six Months Ended September 30, 2001 and 2000.............       4


          Notes to Condensed Consolidated Financial Statements.........   5 - 9


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   10- 12



Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K.............................      13


          Signatures...................................................      13

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001


Item 1.  Financial Statements

                    PART 1 - FINANCIAL INFORMATION

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

   ASSETS

                                                                         September 30,               March 31,
                                                                             2001                      2001
                                                                       ----------------          -----------------
                                                                                       (Unaudited)
Current Assets:
     Cash                                                               $            90            $            92
     Accounts Receivable, Net                                                     2,883                      2,567
     Inventories                                                                  2,145                      2,311
     Prepaids and Other                                                             189                        129
     Deferred Tax Benefits                                                        1,085                      1,085
                                                                       -----------------          -----------------

     Total Current Assets                                                         6,392                      6,184

Property and Equipment, Net                                                       2,656                      2,350
Other Assets, Net                                                                 2,000                      1,772
Deferred Tax Benefits                                                             4,008                      4,485
                                                                       -----------------          -----------------

Total Assets                                                            $        15,056            $        14,791
                                                                       =================          =================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current Maturities of Long-Term Debt                               $           910            $           963
     Accounts Payable and Accrued Liabilities                                     3,023                      2,898
                                                                       -----------------          -----------------
     Total Current Liabilities                                                    3,933                      3,861

Net Liabilities of Discontinued Operations                                          498                        641
Long-Term Debt, Less Current Maturities                                          11,366                     11,887
                                                                       -----------------          -----------------
Total Liabilities                                                                15,797                     16,389
                                                                       -----------------          -----------------

Stockholders' Equity (Deficit):
     Common Stock                                                                    43                         42
     Capital In Excess of Par Value                                               8,749                      8,715
     Accumulated Deficit                                                         (9,205)                   (10,027)
     Less:  Treasury Stock                                                         (328)                      (328)
                                                                       -----------------          -----------------
     Total Stockholders' Equity (Deficit)                                          (741)                    (1,598)
                                                                       -----------------          -----------------
     Total Liabilities and Stockholders' Equity (Deficit)               $        15,056            $        14,791
                                                                       =================          =================


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)


                                                                Three Months Ended                   Six Months Ended
                                                                   September 30,                       September 30,
                                                          -------------------------------     -------------------------------
                                                               2001             2000               2001              2000
                                                          -------------    --------------     --------------    -------------
Revenue:
Net Sales                                                 $      5,673     $       4,850      $      11,204     $      9,529

Costs and Expenses:
      Cost of Sales                                              3,177             2,719              6,312            5,412
      Selling, General and Administrative                        1,302             1,199              2,559            2,323
      Research and Development                                      44                25                 57               52
      Depreciation and Amortization                                233               187                457              380
      Interest, Net                                                241               253                481              521
                                                          -------------    --------------     --------------    -------------

Total Costs and Expenses                                         4,997             4,383              9,866            8,688
                                                          -------------    --------------     --------------    -------------

Income from Continuing Operations Before
   Income Taxes and Discontinued Operations                        676               467              1,338              841

Income Tax Expense                                                 237                 0                476                0
                                                          -------------    --------------     --------------    -------------

Income from Continuing Operations                                  439               467                862              841
    Before Discontinued Operations

Income (Loss) from Operations of
   Discontinued Operations, Net of Tax                               0                (7)               (40)              22
                                                          -------------    --------------     --------------    -------------

Net Income                                                $        439     $         460      $         822     $        863
                                                          =============    ==============     ==============    =============

Net Income Per Basic and Diluted Common Share:
      Income from Continuing Operations                   $       0.10     $        0.18      $        0.20     $       0.32
      Income from Discontinued Operations                         0.00              0.00              (0.01)            0.01
                                                          -------------    --------------     --------------    -------------

Net Income Per Basic and Diluted Common Share             $       0.10     $        0.18      $        0.19     $       0.33
                                                          =============    ==============     ==============    =============


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 2001
                       (In Thousands Except Share Amounts)
                                   (Unaudited)


                                                                           COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          .01         Capital in     Retained        Treasury
                                          of            Par         Excess of      Earnings          Stock          Total
                                        Shares         Value        Par Value      (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2001                4,217,028     $      42       $  8,715      $ (10,027)     $    (328)      $ (1,598)


Stock Issued                              50,000             0             19                                           19


Warrants and Options Exercised            58,133             1             15                                           16


Net Income for Six Months
   Ended September 30, 2001                                                              822                           822
                                      --------------------------------------------------------------------------------------

Balance, September 30, 2001            4,325,161     $      43       $  8,749     $   (9,205)     $    (328)      $   (741)
                                      ============  ===========    ===========   ============    ============    ===========



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                     2001                     2000
                                                                                --------------           --------------
 Operating Activities
    Net Income from Continuing Operations                                       $         862            $         841
                                                                                --------------           --------------
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Deferred Compensation                                                               4                       15
        Depreciation and Amortization                                                     457                      380
        Income Tax Expense                                                                476                        0
        (Increase) Decrease in:
           Accounts Receivable                                                           (316)                    (139)
           Inventories                                                                    166                      151
           Prepaids and Other                                                             (60)                     (30)
        Increase in:
           Accounts Payable and Other Accrued Liabilities                                 125                      194
                                                                                --------------           --------------
    Total Adjustments                                                                     852                      571
                                                                                --------------           --------------
    Net Cash Provided by Operating Activities of Continuing Operations                  1,714                    1,412
                                                                                --------------           --------------

Investing Activities
    Expended for Property and Equipment                                                  (662)                    (389)
    Expended for Product Development                                                     (296)                    (325)
    Expended for Patents and Other Assets                                                 (15)                     (70)
                                                                                --------------           --------------
    Net Cash Used by Investing Activities of Continuing Operations                       (973)                    (784)
                                                                                --------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                         (574)                    (732)
    Advances To Affiliates - Discontinued Operations                                     (169)                     (25)
                                                                                --------------           --------------
    Net Cash Used by Financing Activities of Continuing Operations                       (743)                    (757)
                                                                                --------------           --------------

Net Decrease in Cash - Continuing Operations                                               (2)                    (129)
Cash at Beginning of Period - Continuing Operations                                        92                      172
                                                                                --------------           --------------
Cash at End of Period - Continuing Operations                                   $          90            $          43
                                                                                ==============           ==============

The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc. ("LifeServ"). MTL and LifeServ represent discontinued operations, and accordingly, the discontinued segments' net liabilities are shown as one amount under the caption "Net Liabilities of Discontinued Operations" at September 30, 2001 and 2000. The results of operations of the discontinued segment for the six months ended September 30, 2001 and 2000 has been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.


NOTE B - INVENTORIES

     The components of inventory consist of the following:


                                                                   September 30,           March 31,
                                                                        2001                  2001
                                                                  -----------------     -----------------
                                                                              (In Thousands)

               Raw Materials                                      $        1,001        $        1,053
               Finished Goods and Work in Progress                         1,184                 1,298
               Less:  Inventory Valuation Allowance                          (40)                 (40)
                                                                  ----------------      ----------------
                                                                  $        2,145        $        2,311
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

         The following table sets forth the computation of income from continuing operations per basic and diluted common share:

                                                     Three Months Ended                    Six Months Ended
                                             ----------------------------------   ----------------------------------
                                               September 30,     September 30,     September 30,      September 30,
                                                   2001             2000              2001               2000
                                             ----------------  ----------------   ---------------   ----------------
Numerator:
   Income from Continuing Operations         $      439,000    $      467,000     $     862,000     $      841,000
                                             ================  ================   ===============   ================

Denominator:
  Weighted average shares outstanding -
  Basic                                           4,308,000         2,617,000         4,271,000          2,617,000
  Add: Effect of dilutive warrants and
  options                                            92,000            17,000           138,000              9,000
                                             ----------------  ----------------   ---------------   ----------------
  Weighted average shares outstanding -           4,400,000         2,634,000         4,409,000          2,626,000
  Diluted
                                             ================  ================   ===============   ================

Income from Continuing Operations Per
Common Share - Basic                         $         0.10    $         0.18     $        0.20     $         0.32
                                             ================  ================   ===============   ================

Income from Continuing Operations per
Common Share - Diluted                       $         0.10    $         0.18     $        0.20     $         0.32
                                             ================  ================   ===============   ================



     The effect of all options and warrants except for 910,500 options and warrants were not included in the calculation of net income per diluted common share for the quarter ended and six months ended September 30, 2001 as the effect would have been anti-dilutive. The effect of all options and warrants except for 88,000 options and warrants for the quarter ended and six months ended September 30, 2000 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.


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

     As part of the sale of MTL, the Company retained certain assets and liabilities of MTL. The assets were primarily comprised of accounts receivable that the Company attempted to collect. The operations of MTL during fiscal year 2001 were primarily confined to the collection of accounts receivable. There were no operations conducted during the first six months of fiscal 2002. Losses from discontinued operations were comprised primarily of settlements paid to certain creditors of MTL.

     The liabilities of MTL at September 30, 2001 and March 31, 2001 are comprised of trade accounts payable and accrued state taxes. In addition, certain liabilities of approximately $34,000 and $140,000 at September 30, 2001 and March 31, 2001 respectively have been guaranteed by the Company.

     The carrying value of the net assets of discontinued operations at September 30, 2001 and March 31, 2001 is comprised of the following.

                                                                                   Total
                                                                               Discontinued
                                                                                Operations
                                                                    -----------------------------------
                                                                    September 30,          March 31,
                                                                         2001                 2001
                                                                    --------------       --------------
               Current Assets                                        $        0           $        1
               Other Assets                                                   0                    0
                                                                    --------------       --------------
               Total Assets                                          $        0           $        1
                                                                    --------------       --------------

               Current Liabilities                                   $      498           $      642
               Long-Term Liabilities                                          0                    0
                                                                    --------------       --------------
               Total Liabilities                                     $      498           $      642
                                                                    --------------       --------------

               Net Assets (Liabilities) of
                   Discontinued Operations                           $     (498)          $     (641)
                                                                    ==============       ==============


NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                    September 30,       March 31,
                                                                                         2001             2001
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan; payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.2 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  11,926        $    12,406

  Unsecured Notes Payable due September 2001 plus interest at 13%.                           0                 45

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      134                146

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$4,000
    for a period of four to eight years.                                                   194                219

  Other                                                                                     22                 34
                                                                                    -------------    --------------
  Total Long -Term Debt                                                                 12,276             12,850
  Less Current Portion                                                                    (910)              (963)
                                                                                    -------------    --------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  11,366        $    11,887
                                                                                    =============    ==============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     The Company made principal payments of approximately $100,000 during the six months ended September 30, 2001 pursuant to the excess cash flow provisions of its loan agreement.

     The Company has exceeded the amount of capital expenditures allowed in certain covenants of its loan agreement and requested the lender's consent to an increase in the annual limit on these expenditures. The Company believes that discussions with its lender will result in a modification to the limit.


NOTE F - CONTINGENCIES

     The Company sold the assets of its subsidiaries LifeServ and MTL during fiscal 2000. The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation of approximately $520,000 as of March 31, 2001 payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor.

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

     During the second quarter, the Company issued 20,500 options to its employees. The options have exercise prices raging from $1.85 to 2.50 (which approximates fair value at date of grant) and will vest over a period of three
(3) years.

     In May 2001, the Company issued 50,000 shares of common stock to an officer and director in lieu of $18,750 of cash compensation that is payable pursuant to an employment contract.

     During the second quarter, certain holders of options and warrants elected to exercise their rights to acquire 13,000 shares of the Company's common stock. The options and warrants were exercisable at prices ranging from $1.13 to $1.50. Also, during the second quarter, a holder of warrants to purchase 70,000 shares of the Company's common stock elected to exercise their right to acquire 45,133 shares of common stock pursuant to the cash-less exercise rights provisions contained in the warrant agreement. The warrants were exercisable at prices ranging from $.85 to $1.50.


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after September 30, 2001. SFAS 142 is effective for the fiscal year beginning April 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

     Net sales for the three months ended September 30, 2001 increased 17% to $5.7 million from $4.9 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the development of international markets, including the United Kingdom, for the Company's disposable products has contributed to the increase in net sales. Prices for disposable products were stable during the second quarter of fiscal 2002 compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable. The volume of disposable cards is anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the three months ended September 30, 2001 increased 17% to $3.2 million from $2.7 million during the same period the prior year. Cost of sales as a percentage of sales decreased to 56.0% from 56.1% during the same period the prior year. The increase in cost of sales results from increased revenue. The decrease in the cost of sales percentage is primarily due to manufacturing efficiencies realized as a result of the installation of new manufacturing equipment in January of 2001.

     Selling, general and administration expenses for the three months ended September 30, 2001 increased 9% to $1.3 million from $1.2 million in the same period during the prior year primarily due to increases in selling and administrative costs associated with increased revenue.

     Research and development expenses for three months ended September 30, 2001 increased 76% to $44,000 from $25,000 during the same period the prior year. The increase resulted primarily from the fact that the Company directed more of its development resources to the research of new products.

     Depreciation and amortization expenses for the three months ended September 30, 2001 increased 25% to $233,000 from $187,000 during the same period the prior year. This increase is a result of new assets placed into service during the second half of the previous fiscal year.

     Interest expense for the three months ended September 30, 2001 decreased 5% to $241,000 from $253,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreement.

     Income tax expense was $237,000 during the three months ended September 30, 2001 compared to $0 the prior year. In the prior fiscal year, the Company recorded $0 income tax expense resulting from the recognition of tax benefits that had not previously been recognized.

Six Months Ended September 30, 2001 and 2000

     Net sales for the six months ended September 30, 2001 increased 18% to $11.2 million from $9.5 million during the same period the prior year. Net Sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. Prices for disposable products increased slightly during the first six months of fiscal 2002 compared to the prior year. The Company anticipates that pricing on disposables will be stable. The volume of disposable cards is anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the six months ended September 30, 2001 increased 17% to $6.3 million from $5.4 million during the same period the prior year. Cost of sales as a percentage of sales decreased slightly to 56.3% from 56.8% during the same period the prior year. The decrease is primarily due to manufacturing efficiencies realized as a result of the installation of new manufacturing equipment in January of 2001.

     Selling, general and administration expenses for the six months ended September 30, 2001 increased 10% to $2.6 million from $2.3 million in the same period during the prior year primarily due to increases in selling and administrative costs associated with increased revenue.

     Research and development expenses for six months ended September 30, 2001 increased 10% to $57,000 from $52,000 during the same period the prior year. The increase resulted primarily from the fact that the Company directed more of its development resources to the research of new products during the first six months of fiscal 2002 compared to the first six months of the prior year.

     Depreciation and amortization expenses for the six months ended September 30, 2001 increased 20% to $457,000 from $380,000 during the same period the prior year. This increase is a result of new assets placed into service during the second half of the previous fiscal year.

     Interest expense for the six months ended September 30, 2001 decreased 8% to $481,000 from $521,000 during the same period the prior year. The decrease results from a decrease in existing debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreement.

     Income tax expense was $476,000 during the six months ended September 30, 2001 compared to $0 the prior year. In the prior fiscal year, the Company recorded $0 income tax expense resulting from the recognition of tax benefits that had not previously been recognized.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after September 30, 2001. SFAS 142 is effective for the fiscal year beginning April 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months ended September 30, 2001, the Company had net income from continuing operations of $862,000 compared to net income from continuing operations of $841,000 the prior year. Cash provided by operating activities of continuing operations was $1,714,000 during the six months ended September 30, 2001 compared to $1,412,000 provided in the prior year. The Company had working capital of $2,459,000 at September 30, 2001.

     The increase in cash provided by operating activities of continuing operations during the six months ended September 30, 2001 compared to the same period the prior year was primarily due to increases in operating income.

     Investing activities used $973,000 during six months ended September 30, 2001 compared to $784,000 the prior year. The increase resulted from additional manufacturing equipment purchased and improvements made to the Company's facilities.

     Financing activities used $743,000 during the six months ended September 30, 2001 compared to $757,000 the prior year. The decrease resulted primarily from a one-time payment to the Company's lender made in the prior fiscal year.

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

     The Company has exceeded the amount of capital expenditures allowed in certain covenants of its loan agreement and requested the lender's consent to an increase in the annual limit on these expenditures. The Company believes that discussions with its lender will result in a modification to the limit.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of the Shareholders of the Company was held on September 25, 2001. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy, and John Stanton were elected directors of the Company for one-year terms. There were a total of 3,793,024 shares of Common Stock voted. Each nominee received at least 3,784,004 votes.

     Grant Thornton LLP was ratified as the Company's independent certified public accountants for fiscal year 2002 with 3,793,314 shares of Common Stock voted in favor, 420 shares of Common Stock voted against, and -0- shares of Common Stock abstained.


Item 6.  Exhibits and Reports on Form 8-K

A. Amendment to Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel date September 1, 1999, executed on October 28, 2000.


B.   Reports on Form 8K

        None



Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  November 8, 2001             By:  /s/ Michael P. Conroy
-----------------------             -------------------------------------------
                                    Michael P. Conroy
                                    Vice President & Chief Financial Officer



                                    By:  /s/ Mark J. Connolly
                                    -------------------------------------------
                                    Mark J. Connolly
                                    Principal Accounting Officer and Controller