Form 10-Q
period 2001-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2002-02-05
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _____________________

                              0-16594
Commission file number  _______________________________________________________

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                           59-2740462
-----------------------------------                     -----------------------

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


                                      10Q-1

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                      Index

                                                                           Page
Part I - Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 2001 and March 31, 2001.........................      1


          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended December 31, 2001 and 2000      2


          Condensed Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) - Nine Months Ended December 31, 2001.......      3


          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended December 31, 2001 and 2000................       4


          Notes to Condensed Consolidated Financial Statements..........   5 - 9


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................... 10 - 13


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K..............................      14


          Signatures....................................................      14

Item 1.  Financial Statements


                    PART 1 - FINANCIAL INFORMATION

            MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

   ASSETS

                                                                            December                  March 31,
                                                                              2001                       2001
                                                                       -----------------          -----------------
                                                                          (Unaudited)
Current Assets:
     Cash                                                               $           162            $            92
     Accounts Receivable, Net                                                     2,902                      2,567
     Inventories                                                                  2,082                      2,311
     Prepaids and Other                                                             225                        129
     Deferred Tax Benefits                                                        1,085                      1,085
                                                                       -----------------          -----------------
     Total Current Assets                                                         6,456                      6,184

Property and Equipment, Net                                                       2,541                      2,350
Other Assets, Net                                                                 2,171                      1,772
Deferred Tax Benefits                                                             3,688                      4,485
                                                                       -----------------          -----------------

Total Assets                                                            $        14,856            $        14,791
                                                                       =================          =================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current Maturities of Long-Term Debt                               $           908            $           963
     Accounts Payable and Accrued Liabilities                                     2,534                      2,898
                                                                       -----------------          -----------------
     Total Current Liabilities                                                    3,442                      3,861

Net Liabilities of Discontinued Operations                                          473                        641
Long-Term Debt, Less Current Maturities                                          11,148                     11,887
                                                                       -----------------          -----------------
Total Liabilities                                                                15,063                     16,389
                                                                       -----------------          -----------------

Stockholders' Equity (Deficit):
     Common Stock                                                                    43                         42
     Capital In Excess of Par Value                                               8,749                      8,715
     Accumulated Deficit                                                         (8,671)                   (10,027)
     Less:  Treasury Stock                                                         (328)                      (328)
                                                                       -----------------          -----------------
     Total Stockholders' Equity (Deficit)                                          (207)                    (1,598)
                                                                       -----------------          -----------------
     Total Liabilities and Stockholders' Equity (Deficit)               $        14,856            $        14,791
                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                    December 31,                       December 31,
                                                          -------------------------------     -------------------------------
                                                               2001             2000               2001              2000
                                                          -------------    --------------     --------------    -------------
Revenue:
Net Sales                                                 $      5,808     $       5,073      $      17,012     $     14,602

Costs and Expenses:
      Cost of Sales                                              3,302             2,585              9,614            7,997
      Selling, General and Administrative                        1,183             1,355              3,742            3,678
      Research and Development                                      23                58                 80              110
      Depreciation and Amortization                                227               186                684              566
      Interest, Net                                                219               237                700              758
                                                          -------------    --------------     --------------    -------------

Total Costs and Expenses                                         4,954             4,421             14,820           13,109
                                                          -------------    --------------     --------------    -------------

Income from Continuing Operations Before
   Income Taxes and Discontinued Operations                        854               652              2,192            1,493

Income Tax Expense (Benefit)                                       320            (5,719)               796           (5,719)
                                                          -------------    --------------     --------------    -------------

Income from Continuing Operations                                  534             6,371              1,396            7,212
    Before Discontinued Operations

Income (Loss) from Operations of
   Discontinued Operations, Net of Tax                               0              (212)               (40)            (190)
                                                          -------------    --------------     --------------    -------------

Net Income                                                $        534     $       6,159      $       1,356     $      7,022
                                                          =============    ==============     ==============    =============

Net Income Per Basic Common Share:
      Income from Continuing Operations                   $       0.12     $        2.11      $        0.33     $       2.62
      Loss from Discontinued Operations                           0.00             (0.07)             (0.01)           (0.07)
                                                          -------------    --------------     --------------    -------------

      Net Income Per Basic Common Share                   $       0.12     $        2.04      $        0.32     $       2.55
                                                          =============    ==============     ==============    =============

Net Income Per Diluted Common Share:
      Income from Continuing Operations                   $       0.12     $        2.11      $        0.31     $       2.61
      Loss from Discontinued Operations                           0.00             (0.07)             (0.01)           (0.07)
                                                          -------------    --------------     --------------    -------------

      Net Income Per Diluted Common Share                 $       0.12     $        2.04      $        0.30     $       2.54
                                                          =============    ==============     ==============    =============

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       NINE MONTHS ENDED DECEMBER 31, 2001
                       (In Thousands Except Share Amounts)

                                  (Unaudited)

                                                                            COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          .01         Capital in     Retained        Treasury
                                          of            Par         Excess of      Earnings          Stock          Total
                                        Shares         Value        Par Value      (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2001                4,217,028     $      42      $   8,715     $ (10,027)           (328)         (1,598)


Stock Issued                              50,000             0             19                                            19


Warrants and Options Exercised            59,133             1             15                                            16


Net Income for Nine Months
   Ended December 31, 2001                                                            1,356                           1,356
                                      --------------------------------------------------------------------------------------

Balance, December 31, 2001             4,326,161     $      43      $   8,749     $  (8,671)      $    (328)      $    (207)
                                      ===========   ===========    ===========   ============    ============    ===========

The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                  (Unaudited)


                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                ---------------------------------------
                                                                                     2001                     2000
                                                                                --------------           --------------

Operating Activities
    Net Income from Continuing Operations                                       $       1,396            $       7,212
                                                                                --------------           --------------
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Deferred Compensation                                                              29                       26
        Depreciation and Amortization                                                     684                      566
        Income Tax Expense (Benefit)                                                      796                   (5,719)
        (Increase) Decrease in:
           Accounts Receivable                                                           (335)                    (185)
           Inventories                                                                    229                       96
           Prepaids and Other                                                             (96)                     (22)
        Increase (Decrease) in:
           Accounts Payable and Other Accrued Liabilities                                (364)                     325
                                                                                --------------           --------------
    Total Adjustments                                                                     943                   (4,913)
                                                                                --------------           --------------
    Net Cash Provided by Operating Activities of Continuing Operations                  2,339                    2,299
                                                                                --------------           --------------

Investing Activities
    Expended for Property and Equipment                                                  (732)                    (693)
    Expended for Product Development                                                     (515)                    (521)
    Expended for Patents and Other Assets                                                 (27)                     (74)
                                                                                --------------           --------------
    Net Cash Used by Investing Activities of Continuing Operations                     (1,274)                  (1,288)
                                                                                --------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                         (794)                  (1,037)
    Proceeds from borrowing on Notes Payable                                                0                       25
    Advances To Affiliates - Discontinued Operations                                     (201)                       2
                                                                                --------------           --------------
    Net Cash Used by Financing Activities of Continuing Operations                       (995)                  (1,010)
                                                                                --------------           --------------

Net Increase in Cash - Continuing Operations                                               70                        1
Cash at Beginning of Period - Continuing Operations                                        92                      172
                                                                                --------------           --------------
Cash at End of Period - Continuing Operations                                   $         162            $         173
                                                                                ==============           ==============

The accompanying notes are an integral part of these financial statements.


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. ("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc. ("LifeServ"). MTL and LifeServ represent discontinued operations, and accordingly, the discontinued segments' net liabilities are shown as one amount under the caption "Net Liabilities of Discontinued Operations" at December 31, 2001 and 2000. The results of operations of the discontinued segment for the nine months ended December 31, 2001 and 2000 has been excluded from the components of "Income (Loss) from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations.


NOTE B - INVENTORIES

     The components of inventory consist of the following:

                                                                    December 31,           March 31,
                                                                        2001                  2001
                                                                  -----------------     -----------------
                                                                              (In Thousands)
               Raw Materials                                      $          993        $        1,053
               Finished Goods and Work in Progress                         1,129                 1,298
               Less:  Inventory Valuation Allowance                          (40)                 (40)
                                                                  ----------------     ----------------
                                                                  $        2,082        $        2,311
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

     The following table sets forth the computation of income from continuing operations per basic and diluted common share:

                                                      Three Months Ended                   Nine Months Ended
                                              ---------------------------------    ---------------------------------
                                                December 31,      December 31,      December 31,       December 31,
                                                    2001              2000              2001               2000
                                              ---------------   ---------------    --------------    ---------------
Numerator:
   Income from Continuing Operations         $      534,000    $    6,371,000     $   1,396,000     $    7,212,000
                                             ================  ================   ===============   ================

Denominator:
  Weighted average shares outstanding -
  Basic                                           4,325,000         3,017,000         4,289,000          2,750,000
  Add: Effect of dilutive warrants and
  options                                           316,000             9,000           199,000              9,000
                                             ----------------  ----------------   ---------------   ----------------
  Weighted average shares outstanding -           4,641,000         3,026,000         4,488,000          2,759,000
  Diluted
                                             ================  ================   ===============   ================

Income from Continuing Operations Per
Common Share - Basic                         $         0.12    $         2.11     $        0.33     $         2.62
                                             ================  ================   ===============   ================

Income from Continuing Operations per
Common Share - Diluted                       $         0.12    $         2.11     $        0.31     $         2.61
                                             ================  ================   ===============   ================


     The effect of all options and warrants except for 1,051,100 options and warrants were not included in the calculation of net income per diluted common share for the quarter ended and nine months ended December 31, 2001 as the effect would have been anti-dilutive. The effect of all options and warrants except for 88,000 options and warrants for the quarter ended and nine months ended December 31, 2000 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.


NOTE D - DISCONTINUED OPERATIONS

     During fiscal year 2000, the Company implemented a strategy of focusing its resources on its core business, MTS Packaging, and divesting the other two business segments it historically operated. The Company sold the principal assets of its Health Care Information Systems business, LifeServ, in May 1999 and its Clinical Laboratory Services business, MTL, in January 2000. There were no operations of these businesses conducted during the first nine months of fiscal 2002. Losses from discontinued operations were comprised primarily of settlements paid to certain creditors of MTL.

     The carrying value of the net assets of discontinued operations at December 31, 2001 and March 31, 2001 is comprised of the following.

                                                                                   Total
                                                                               Discontinued
                                                                                Operations
                                                                    -----------------------------------
                                                                     December 31,          March 31,
                                                                         2001                 2001
                                                                    -------------        --------------

               Current Assets                                        $        0          $         1
               Other Assets                                                   0                    0
                                                                    -------------        -------------
               Total Assets                                          $        0          $         1
                                                                    -------------        -------------

               Current Liabilities                                   $      473          $       642
               Long-Term Liabilities                                          0                    0
                                                                    -------------        -------------
               Total Liabilities                                     $      473          $       642
                                                                    -------------        -------------

               Net Assets (Liabilities) of
                   Discontinued Operations                           $     (473)         $      (641)
                                                                    =============        =============

     Liabilities are comprised of trade accounts payable and accrued state taxes.


NOTE E - LONG-TERM DEBT

     Long-term debt related to continuing operations consists of the following:

                                                                                     December 31,       March 31,
                                                                                         2001             2001
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan; payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.2 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  11,723       $    12,406

  Unsecured Notes Payable due September 2001 plus interest at 13%.                           0                45

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      128               146

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $2,500-$4,000
    for a period of four to eight years.                                                   182               219

  Other                                                                                     23                34
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 12,056            12,850
  Less Current Portion                                                                    (908)             (963)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  11,148        $   11,887
                                                                                    ============     =============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     The Company made principal payments of approximately $100,000 during the nine months ended December 31, 2001 pursuant to the excess cash flow provisions of its loan agreement.

     The Company has exceeded the amount of capital expenditures allowed in certain covenants of its loan agreement and requested the lender's consent to an increase in the annual limit on these expenditures. In addition, the lender has advised the Company that they believe that certain excess cash flow principal payments have not been made in accordance with the loan agreement. The Company believes that it has consistently calculated the excess cash flow principal payments in accordance with its interpretation of certain provisions of the loan agreement. As a result, the Company has entered into discussions with the lender to reach a compromise on the excess cash flow principal payments that may be due. Although the Company believes that these discussions will result in payments that are satisfactory to the lender and that the lender will waive any defaults that may have occurred, there are no assurances that a compromise will be reached. The Company believes that it is appropriate to continue to classify only the amount of principal payments that are due within one year as a current liability, although it is possible that the lender could declare the loan to be in default if discussions regarding the matter are not satisfactorily resolved.


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

     During the second and third quarters, the Company issued 55,000 options to its employees and directors. The options have exercise prices raging from $1.85 to $2.66 (which approximates fair value at date of grant) and will vest over a period of three (3) years.

     In May 2001, the Company issued 50,000 shares of common stock to an officer and director in lieu of $18,750 of cash compensation that is payable pursuant to an employment contract.

     Through the third quarter, certain holders of options and warrants elected to exercise their rights to acquire 14,000 shares of the Company's common stock. The options and warrants were exercisable at prices ranging from $1.13 to $1.50. Also, during the second quarter, a holder of warrants to purchase 70,000 shares of the Company's common stock elected to exercise their right to acquire 45,133 shares of common stock pursuant to the cash-less exercise rights provisions contained in the warrant agreement. The warrants were exercisable at prices ranging from $.85 to $1.50.


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after December 31, 2001. SFAS 142 is effective for the fiscal year beginning April 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

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

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001


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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings. In particular any comments regarding possible default waivers related to the Company's loan agreement are forward-looking statements.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000
---------------------------------------------

     Net sales for the three months ended December 31, 2001 increased 13.7% to $5.8 million from $5.1 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, the development of international markets, including the United Kingdom, for the Company's disposable products has contributed to the increase in net sales. Prices for disposable products were stable during the third quarter of fiscal 2002 compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the three months ended December 31, 2001 increased 26.9% to $3.3 million from $2.6 million during the same period the prior year. Cost of sales as a percentage of sales increased to 56.9% from 51.0% during the same period the prior year. The increase in cost of sales results from increased costs associated with higher revenue. The increase in the cost of sales percentage is primarily due to differences in the product mix sold during the three months ended December 31, 2001 as compared to the same three month period in the prior fiscal year. Certain disposable punch cards and machines have higher direct manufacturing costs associated with them than other.

     Selling, general and administration expenses for the three months ended December 31, 2001 decreased 14.3% to $1.2 million from $1.4 million in the same period during the prior year primarily due to an adjustment in the Company's bad debt reserve. The estimated reserve for bad debt is evaluated by management quarterly. Based on historical data regarding collections of accounts receivable, management determined that the estimated reserve should be reduced by $89,000.

     Research and development expenses for three months ended December 31, 2001 decreased 60.3% to $23,000 from $58,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed more of its development resources to the completion of new products as opposed to the research of new products.

     Depreciation and amortization expenses for the three months ended December 31, 2001 increased 22.0% to $227,000 from $186,000 during the same period the prior year. The increase is a result of new assets placed into service during the second half of the prior fiscal year as well as in the first nine months of the current fiscal year.

     Interest expense for the three months ended December 31, 2001 decreased 7.6% to $219,000 from $237,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreement.

     Income tax expense was $320,000 during the three months ended December 31, 2001 compared to an income tax benefit of $5,719,000 the prior year. During the third quarter of the prior fiscal year, the Company recorded an income tax benefit of $5,719,000 resulting from the recognition of tax benefits that had not previously been recognized.

Nine Months Ended December 31, 2001 and 2000
--------------------------------------------

     Net sales for the nine months ended December 31, 2001 increased 16.4% to $17.0 million from $14.6 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products increased slightly during the first nine months of fiscal 2002 compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the nine months ended December 31, 2001 increased 20.0% to $9.6 million from $8.0 million during the same period the prior year. Cost of sales as a percentage of sales increased to 56.5% from 54.8% during the same period the prior year. The increase in cost of sales results from increased costs associated with higher revenue. The increase in the cost of sales percentage is primarily due to differences in the product mix sold as compared to the same nine month period in the prior fiscal year. The cost of sales as a percentage of sales for machines is typically higher than that of disposable punch cards. The proportion of revenue associated with machine sales increased during the nine months ended December 31, 2002 compared to the prior year.

     Selling, general and administration expenses for the nine months ended December 31, 2001 increased 1.6% to $3.74 million from $3.68 million in the same period during the prior year primarily due to increases in selling and administrative costs associated with increased revenue. The increase was partially offset by an adjustment in the Company's bad debt reserve during the third quarter. The estimated reserve for bad debt is evaluated by management quarterly. Based on historical data regarding collections of accounts receivable, management determined that the estimated reserve should be reduced by $89,000.

     Research and development expenses for nine months ended December 31, 2001 decreased 27.3% to $80,000 from $110,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed more of its development resources to the completion of new products as opposed to the research of new products during the first nine months of fiscal 2002 compared to the first nine months of the prior year.

     Depreciation and amortization expenses for the nine months ended December 31, 2001 increased 20.8% to $684,000 from $566,000 during the same period the prior year. The increase is a result of new assets placed into service during the second half of the prior fiscal year as well as in the first nine months of the current fiscal year.

     Interest expense for the nine months ended December 31, 2001 decreased 7.7% to $700,000 from $758,000 during the same period the prior year. The decrease results from a decrease in existing debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreement.

     Income tax expense was $796,000 during the nine months ended December 31, 2001 compared to an income tax benefit of $5,719,000 the prior year. During the third quarter of the prior fiscal year, the Company recorded an income tax benefit of $5,719,000 resulting from the recognition of tax benefits that had not previously been recognized.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after December 31, 2001. SFAS 142 is effective for the fiscal year beginning April 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

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


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months ended December 31, 2001, the Company had net income from continuing operations of $1,396,000 compared to net income from continuing operations of $7,212,000 the prior year. Cash provided by operating activities of continuing operations was $2,339,000 during the nine months ended December 31, 2001 compared to $2,299,000 provided in the prior year. The Company had working capital of $3,035,000 at December 31, 2001.

     The increase in cash provided by operating activities of continuing operations during the nine months ended December 31, 2001 compared to the same period the prior year was primarily due to increases in operating income.

     Investing activities used $1,274,000 during the nine months ended December 31, 2001 compared to $1,288,000 the prior year.

     Financing activities used $995,000 during the nine months ended December 31, 2001 compared to $1,010,000 the prior year. The decrease resulted primarily from a one-time principal payment to the Company's lender made in the prior fiscal year. In addition, the Company made advances to affiliates during this fiscal year that were used to extinguish liabilities of discontinued operations that had been guaranteed by the Company.

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

     The Company has exceeded the amount of capital expenditures allowed in certain covenants of its loan agreement and requested the lender's consent to an increase in the annual limit on these expenditures. In addition, the lender has advised the Company that they believe that certain excess cash flow principal payments have not been made in accordance with the loan agreement. The Company believes that it has consistently calculated the excess cash flow principal payments in accordance with its interpretation of certain provisions of the loan agreement. As a result, the Company has entered into discussions with the lender to reach a compromise on the excess cash flow principal payments that may be due. Although the Company believes that these discussions will result in payments that are satisfactory to the lender and that the lender will waive any defaults that may have occurred, there are no assurances that a compromise will be reached. The Company believes that it is appropriate to continue to classify only the amount of principal payments that are due within one year as a current liability, although it is possible that the lender could declare the loan to be in default if discussions regarding the matter are not satisfactorily resolved.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K


A.       Reports on Form 8K

                  None



Signature
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDICAL TECHNOLOGY SYSTEMS, INC.


Date:  February 5, 2002           By: /s/ Michael P. Conroy
------------------------           --------------------------------------------
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