Form 10-K
period 2002-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2002-07-01
CIK 823560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For fiscal year ended MARCH 31, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For transition period from _______________ to _________________


                         Commission File Number 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                           59-2740462
----------------------------------                         --------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


 12920 Automobile Boulevard, Clearwater, Florida                   33762
-------------------------------------------------          --------------------
    (Address of Principal Executive Offices)                     (Zip Code)

                                 (727) 576-6311
                   ------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
------------------                   -------------------------------------------
      NONE                                             NONE


Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting Common Stock held by non-affiliates was $12,500,000 as of June 26, 2002.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,361,690 as of June 26, 2002.

Documents Incorporated by Reference

Parts of the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2002 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page - 41 (excluding exhibits)
                                       i.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                               CLEARWATER, FLORIDA



                                      INDEX
PART I                                                                      PAGE
                                                                            ----

Item      1.    Business.......................................................1

          2.    Properties.....................................................4

          3.    Legal Proceedings..............................................4

          4.    Submission of Matters to a Vote of Security Holders............4

PART II

Item      5.    Market for Registrant's Common Equity and Related Stockholder
                 Matters.......................................................5

          6.    Selected Financial Data........................................6

          7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................7

          7A.   Quantitative and Qualitative Disclosure about Market Risk.....11

          8.    Financial Statements and Supplementary Data...................11

          9.    Changes In and Disagreements With Accountants On Accounting and
                 Financial Disclosure.........................................11

PART III

Item      10.   Directors and Executive Officers of the Registrant............12

          11.   Executive Compensation........................................12

          12.   Security Ownership of Certain Beneficial Owners,
                 Management and Related Stockholder Matters...................12

          13.   Certain Relationships and Related Transactions................12

PART IV

Item      14.   Exhibits, Financial Statements, Schedules and Reports
                 on Form 8-K..................................................13


Index to Financial Statements.................................................16

Signatures ...................................................................40

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

ITEM 1. BUSINESS

Introduction
------------

     Medical Technology Systems, Inc.(TM), a Delaware corporation (the "Company"), was incorporated in March 1984. The Company is a holding company that historically operated through a number of separate subsidiaries, including MTS Packaging Systems, Inc.(TM)("MTS Packaging"), Medical Technology Laboratories, Inc. ("MTL") and LifeServ Technologies, Inc.(TM)("LifeServ"). The Company sold the assets of MTL and LifeServ in fiscal 2000.

     MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS Packaging's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

Segments
--------

     The operation of the Company is composed of one operating segment, medication packaging and dispensing systems. MTS Packaging is the only subsidiary in this segment and is supported by corporate personnel and services.

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

     MTS Packaging's machinery for dispensing medication in disposable packages automatically places tablets or capsules (the amount of medication required by a patient during one month) into a punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package.

     The retail price of MTS Packaging's machinery ranges from $1,100 to $580,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS Packaging has placed approximately 1,865 medication dispensing systems with pharmacy clientele since the inception of the Company. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $915,000 in unshipped orders as of June 20, 2002.

     Research and Development
     ------------------------

     The Company expended approximately $87,000 on research and development activities during the fiscal year ended March 31, 2002. During the current fiscal year, the Company devoted the majority of its development resources to products that have been determined to be technologically feasible.

     Product Development
     -------------------

     The Company is presently directing its product development efforts towards the following projects:

          o    OnDemand(TM)packaging machines
          o Various products for the assisted living, home care and nutriceutical markets

     The Company expended approximately $853,000 on product development during the fiscal year ended March 31, 2002. The majority of these expenditures were made for the OnDemand machine project.

     Manufacturing Processes
     -----------------------

     MTS Packaging has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging's equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS Packaging has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

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

     Markets and Customers
     ---------------------

     MTS Packaging's products are sold primarily throughout the United States through its sales organization and independent sales representatives. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the U.S. represent less than ten percent (10%) of the total revenue. Ten customers comprise approximately sixty percent (60%) of MTS Packaging's annual revenue. Sales to PharMerica, Inc., Tampa, Florida and Omnicare, Inc., Covington, Kentucky each represented approximately 14% of MTS Packaging's revenue in the fiscal year ended March 31, 2002.


     The primary customers for MTS Packaging's proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. These pharmacies serve from 250 to 34,000 nursing home beds per location and many serve the sub-acute, assisted living, correctional and home health care markets as well.

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

     The Company's primary competitors for punch card dispensing systems are Drug Package, Inc., Useful Products Inc. and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors' less automated systems. The Company's new automated packaging machinery can fill and seal over 900 disposable medication cards per hour. The Company believes that its production rates will meet the needs of its customers who are consolidating and require higher productivity to meet their growing market share.

     Proprietary Technology
     ----------------------

     The Siegel Family QTIP Trust (the "Trust") is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignor of all such proprietary and patent rights used in the Company's business that were invented or developed by Harold
B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to use the know-how and patent rights in the manufacture and sale of the Company's medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin expiring in 2004 continuing through 2008.

     There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS Packaging, however, its business is not materially dependent upon the issuing or its ownership of any one patent that has been submitted to the Patent and Trademark Office.

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

Discontinued Operations
-----------------------

     The Company sold two business segments in the fiscal year ending March 31, 2000, both of which were treated as discontinued operations for financial statement purposes.

     LifeServ was a health care information technology company that provided solutions for medication management and point-of-care electronic documentation for hospitals and other health care facilities. The assets of LifeServ were sold in May 1999 in exchange for the assumption of certain liabilities of approximately $5.0 million.

     MTL provided clinical laboratory testing services including analytical tests of blood tissues and other bodily fluids. The principal assets of MTL were sold in January 2000 in exchange for $1.0 million and the assumption of approximately $400,000 in liabilities.

Employees
---------

     As of June 26, 2002, the Company employed 145 persons full time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.


ITEM 2. PROPERTIES

     The Company leases a 73,600 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the St. Petersburg/Clearwater International Airport at 12920 Automobile Boulevard. The Company's corporate administrative offices and the primary manufacturing facilities for MTS Packaging Systems, Inc. ("MTS Packaging") are at this location. The lease expires on June 30, 2005. The Company's current monthly lease payments are approximately $31,210. The premises are generally suited for light manufacturing and/or distribution.

     MTS Packaging leases approximately 5,200 square feet at approximately $3,034 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2004.


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

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range of the Company's Securities
---------------------------------------

     The Company's Common Stock trades on the over-the-counter market. The table below sets forth the range of high and low bid information for the Company's common stock for the periods indicated, as reported by the NASD OTC Bulletin Board. The first, second and third quarter of fiscal 2001 amounts have been retroactively adjusted for the 1 for 2.5 reverse stock split that occurred in December 2000. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                      2003 Fiscal Year                         High                          Low
                   -----------------------              -----------------             ----------------
                     First Quarter                      $     2.92                    $    2.45

                      2002 Fiscal Year                         High                          Low
                   -----------------------              -----------------             ----------------

                     First Quarter                      $     2.85                    $    1.25
                     Second Quarter                     $     2.55                    $    1.35
                     Third Quarter                      $     2.95                    $    1.55
                     Fourth Quarter                     $     3.00                    $    2.40

                       2001 Fiscal Year                        High                          Low
                   -----------------------              -----------------             ----------------

                     First Quarter                      $     1.58                    $     .78
                     Second Quarter                     $     1.73                    $    1.33
                     Third Quarter                      $     1.40                    $     .63
                     Fourth Quarter                     $     2.25                    $     .63


     As of June 20, 2002, there were approximately 3,000 holders of record of the Company's common stock.

     The Company has not declared a dividend on its common stock and does not currently intend to declare a dividend. Furthermore, the Company is restricted from paying dividends pursuant to the terms of its secured loan agreements. The Company intends to reinvest its future earnings, if any, into the operations of its business.

ITEM 6.  SELECTED FINANCIAL DATA


The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

                                                                                YEARS ENDED MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                                    (In Thousands, Except Earnings Per Share Amounts)

                                                          2002            2001            2000           1999            1998
                                                      ------------    ------------    ------------   -------------   ------------
Income Statement Data:

Net Sales                                             $    24,769     $    21,457     $    18,221    $     16,017    $    13,188
Cost of Sales and Other Expenses                           21,561          19,406          17,007          15,684         13,558
                                                      ------------    ------------    ------------   -------------   ------------
Income (Loss) from Continuing Operations
    Before Income Taxes, Discontinued Operations
      and Extraordinary Gain                                3,208           2,051           1,214             333           (370)
Income Tax Benefit (Expense)                               (1,234)          5,570               0            (125)           270
(Loss) from Discontinued Operations                             0            (227)         (2,185)         (3,764)          (754)
Gain on Forgiveness of Debt of Discontinued
    Operations                                                  0               0           1,249             569              0
Gain (Loss) on Disposal of Discontinued Operations              0               0           2,221          (2,500)             0
                                                      ------------    ------------    ------------   -------------   ------------
Net Income (Loss)                                     $     1,974     $     7,394     $     2,499    $     (5,487)   $      (854)
                                                      ============    ============    ============   =============   ============
Net Earnings (Loss) Per Basic and Diluted Common
    Share:  (Retroactively adjusted for the 1 for 2.5
      reverse stock split in December 2000)
Net Earnings (Loss) Per Basic Common Share:
From Continuing Operations                            $      0.46     $      2.45     $      0.47    $       0.08    $     (0.04)
Income (Loss) from Discontinued Operations                   0.00           (0.07)           0.50           (2.27)         (0.31)
                                                      ------------    ------------    ------------   -------------   ------------
Net Earnings (Loss) Per Basic Common Share            $      0.46     $      2.38     $      0.97    $      (2.19)   $     (0.35)
                                                      ============    ============    ============   =============   ============
Net Earnings (Loss) Per Diluted Common Share:
From Continuing Operations                            $      0.44     $      2.43     $      0.47    $       0.08    $     (0.04)
Income (Loss) from Discontinued Operations                   0.00           (0.07)           0.50           (2.27)         (0.31)
                                                      ------------    ------------    ------------   -------------   ------------
Net Earnings (Loss) Per Diluted Common Share          $      0.44     $      2.36     $      0.97    $      (2.19)   $     (0.35)
                                                      ============    ============    ============   =============   ============


See Note 2 to the audited financial statements.

                                                                                      AT MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                                                     (In Thousands)
                                                          2002            2001            2000           1999            1998
                                                      ------------    ------------    ------------   -------------   ------------
Balance Sheet Data:

Net Working Capital                                   $     3,274     $     1,682     $     1,702    $      1,458    $     1,592
Assets                                                     15,515          14,791           7,866           8,511         11,532
Short-Term Debt                                               968             963           1,052             874            294
Long-Term Debt                                             10,812          11,887          13,111          14,915         14,892
Stockholders' Equity (Deficit)                                468          (1,598)         (9,037)        (11,600)        (6,113)


See Note 20 to the audited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The Company's core business, MTS Packaging Systems, Inc., experienced profitable growth in fiscal 2002. Revenue increased by 15.3% and net income before income taxes increased 56.4%. The Company continued to reinvest significant portions of its earnings in new capital equipment to meet production demands resulting from increased revenue and also made a substantial investment in the development of its new OnDemand(TM) packaging machine as well as additional disposable products for new markets.

Fiscal Year 2002 Compared to Fiscal Year 2001
---------------------------------------------

Results of Operations
---------------------

Net Sales
---------

     Net sales for the fiscal year ended March 31, 2002 increased 15.3% to $24.8 million from $21.5 million the prior fiscal year. Net sales increased in fiscal 2002 primarily as a result of an increase in disposable punch cards sold to existing customers and increases in the sales of packaging machinery. In addition, the Company added new customers during the year as a result of it marketing efforts that were directed towards smaller independent pharmacies throughout the United States and the United Kingdom. Selling prices for disposable products increased slightly compared to the prior year.

     The Company expects that selling prices may increase throughout the next fiscal year depending upon competitive factors. The volume of disposable products, as well as packaging machinery, is expected to increase as the Company obtains new customers in the U.S., successfully penetrates new markets such as in the United Kingdom, and sells more products to its existing customer base. In addition, the Company expects that the completion of a beta site testing of its new OnDemand machine will result in additional revenue from the sale of OnDemand machines to existing customers.

Cost of Sales
-------------

     Cost of sales for the fiscal year ended March 31, 2002 increased 15.2% to $14.4 million from $12.5 million the prior year. Cost of sales as a percentage of net sales increased slightly to 58.2% from 58.1% for the prior year. The increase in cost of sales resulted from the costs associated with increased net sales. The slight increase in the cost of sales percentage resulted primarily from increases in raw material costs. Increased labor costs were generally offset by improvements in labor efficiencies.

     The Company expects that its raw material costs will increase throughout the next year. However, depending on competitive factors, the Company anticipates that its selling prices to customers will be increased in order to offset the increase in raw material costs. During the last two fiscal years, the Company made significant investments in new production machinery, which is anticipated to result in manufacturing efficiencies that will generally offset increases in labor costs.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the fiscal year ended March 31, 2002 increased 4.0% to $5.2 million compared to $5.0 million the prior year. The increase resulted primarily from increases in sales and marketing expenses associated with increased net sales. In addition, administration expenses increased compared to the prior year primarily due to expenditures for investor relations, shareholder communications and investment banking services. The increase in SG&A expenses were partially offset by an adjustment of $180,000 in the Company reserve for bad debts. The Company expects SG&A expenses to increase during the next year as a result of increased sales and marketing efforts as well as the addition of several administrative personnel to accommodate the increased business activity.

Research and Development ("R & D")
----------------------------------

     Research and development expenses decreased 26.9% to $87,000 from $119,000 the prior year. The decrease in R & D expenditures results from the Company's emphasis in developing new products (including the OnDemand product) for existing markets.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expenses for the fiscal year ended March 31, 2002 increased 14.8% to $926,000 compared to $807,000 the prior year. The increase results primarily from the depreciation of manufacturing equipment that was placed in service during the second half of the prior fiscal year and throughout the fiscal year ended March 31, 2002.

Interest Expense
----------------

     Interest expense for the fiscal year ended March 31, 2002 decreased 6.3% to $919,000 from $981,000 the prior year. The decrease in interest expense resulted from the decrease in long-term debt outstanding that resulted from principal payments made throughout the year.

Income Tax Expense
------------------

     Income tax expense for the fiscal year ended March 31, 2002 was $1,234,000 compared to an income tax benefit of $5,570,000 the prior year. Income tax expense for the fiscal year ended March 31, 2002 represents taxes at the statutory federal and state rates. During the prior fiscal year, the Company recorded an income tax benefit of $5,719,000 resulting from the recognition of tax benefits, primarily net operating loss carryforwards, that had not previously been recognized.

Fiscal Year 2001 Compared to Fiscal Year 2000
---------------------------------------------

Results of Continuing Operations
--------------------------------

Net Sales
---------

     Net sales for the fiscal year ended March 31, 2001 increased 18.1% to $21.5 million from $18.2 million the prior fiscal year. Net Sales increased in fiscal 2001 primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. Selling prices remained stable during the fiscal year ended March 31, 2001. Although the Company's customers continued to experience downward pressure on reimbursement amounts, the Company believes that the cost savings that are realized by its customers by utilizing its medication dispensing systems will allow it to continue to maintain selling prices at competitive levels.

Cost of Sales
-------------

     Cost of sales for the year ended March 31, 2001 increased 20.2% to $12.5 million from $10.4 million in the prior year. Cost of sales as a percentage of sales increased to 58.1% from 57.1%. The increase in cost of sales resulted from the costs associated with the increased net sales. The increase in cost of sales as a percentage of sales resulted primarily from increases in the direct costs of raw material and labor. Direct costs are expected to continue to increase. The Company attempts to make corresponding adjustments to the prices of its products, however, there can be no assurance that competitive factors will allow for adjustments in selling prices in the future.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

     SG&A expenses for the year ended March 31, 2001 increased 13.6% to $5.0 million compared to $4.4 million the prior year. Sales and marketing costs increased in Fiscal 2001 to accommodate increases in net sales generated by MTS Packaging. In addition, the Company incurred increased costs associated with its investor relations, shareholder communication and investment banking activities.

Research and Development ("R & D")
----------------------------------

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

     Certain liabilities of MTL were compromised during fiscal 2001 as a result of settlements reached with creditors. In addition, the Company determined that certain liabilities were not payable, and therefore, reduced the carrying value of them to $0.

Liquidity and Capital Resources
-------------------------------

     The operations of the Company provided $3.1 million in the fiscal year ended March 31, 2002 compared to $3.4 million the prior year. The decrease resulted primarily from the fact that accounts receivable increased approximately $900,000 and accounts payable and accrued liabilities decreased approximately $300,000 during the year. This increase in accounts receivable is due to increased sales and an increase in days sales in accounts receivable due to slower payments from several large customers and slow payments from new accounts in the United Kingdom.

     Investing activities used $1.7 million during the fiscal year ended March 31, 2002 compared to $2.0 million the prior year. The decrease resulted primarily from the fact that in the prior year the Company made a significant expenditure for new manufacturing equipment to accommodate the anticipated increase in net sales that was realized in the current year.

     Financing activities used $1.0 million during the fiscal year ended March 31, 2002 compared to $1.5 million the prior year. The decrease results primarily from the fact that the Company made certain principal payments to its lender in the prior year pursuant to the excess cash flow provisions of its loan agreement.

     The Company had working capital of $3.3 million at March 31, 2002 and had no source of additional working capital at March 31, 2002 other than that which is generated from operations.

     In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company's eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

     One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 is repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and is subject to an excess cash flow payment provision.

     The revolving line of credit and the term loans are secured by the Company's accounts receivable, inventory, machinery and equipment and all other assets of the Company.

     The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.)

     The Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock, at the Company's option, and are cumulative. The preferred stock is convertible into 846,000 shares of the Company's common stock at $2.36 per share. (Subject to certain antidilution provisions.)

     The warrant agreement and the terms of the convertible preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants and the convertible preferred stock. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event that there is a change in control of the voting common stock of the Company, or if there is a sale of the Company or a public offering of the Company's common stock.

     In the event that the Company is required to make payments to the holders of the warrants and/or preferred stock, it may elect to issue additional warrants and/or preferred stock in lieu of a cash payment. Although the make-whole provision and other provisions of the warrant agreement and convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

     The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of a success fee related to the above referenced financing. The warrants are exercisable for five (5) years at $1.50 per share.

     The revolving line of credit, the term loans and the subordinated notes each contain certain financial covenants that, among other things, requires the maintenance of certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters.

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels are not expected to change significantly based upon the Company's current level of operation. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable.

     The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company's ability to fund them from cash flow from operations.

     The Company believes that the cash generated from operations during the next fiscal year is expected be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its loan agreements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2002 fiscal year.


ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2002 fiscal year.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2002 fiscal year.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information included in the Company's definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company's 2002 fiscal year.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

             (a)     The following documents are filed as part of this report:
       1. and 2.     The Financial  Statements and schedule filed as part of this report are listed separately in the Index to Financial Statements beginning on page 24 of this report
              3.     For Exhibits,  see Item 14(c) below.  Each  management  contract or  compensatory  plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.20,  10.21, 10.22, 10.23, 10.24 and 10.25 of Item 14(c) below.
             (c)     List of Exhibits
           **3.1     Articles of Incorporation and Amendments thereto
         *3.1(a)     Amendment  to  Articles  of  Incorporation  increasing  authorized  Common  Stock to  25,000,000  from
                     15,000,000 shares
           **3.2     Bylaws of the Company
           **4.2     Certificate of Designation of the Powers,  Designation Preferences of Rights of the Series A Preferred
                     Stock.
          **10.2     Siegel Family Revocable Trust Agreement
     10.2(a) (8)     Amendment and Restated Siegel Family Revocable Trust Agreement
     10.2(b) (8)     Siegel Family Limited Partnership Agreement
       **10.3(a)     Agreements and  Assignments of Patent Rights between Harold B. Siegel and the Siegel Family  Revocable
                     Trust
       **10.3(b)
                     License Agreement between the Company and the Siegel Family Revocable Trust
        10.18(7)     Addendum to Lease dated  September 30, 1993 with Leslie A. Rubin for  facilities  located at 12920 and
                     12910 Automobile Boulevard, Clearwater, Florida
        10.19(7)     Lease  effective  August 2, 1993 by and between C & C Park  Building and Medical  Technology  Systems,
                     Inc. for property located at 21540 Drake Road, Strongsville, Ohio
        10.22(7)     Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement
        10.23(7)     Form of Director's Stock Option Agreement
        10.24(7)     Form of Directors' Consulting Agreement
        10.25(7)     Form of Director/Officer Indemnification Agreement
       10.29(10)     Stock Option Plan dated March 4, 1997
       10.42(14)     Form of Warrant dated May 13, 1998,  between Stanley D. Estrin  Irrevocable  Trust dtd March 16, 1993,
                     Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
       10.43(14)     Form of Warrant dated May 13, 1998,  between Stanley D. Estrin  Irrevocable  Trust dtd March 16, 1993,
                     Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
       10.45(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
       10.46(14)     Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
       10.48(14)     Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology  Systems,
                     Inc.
       10.49(14)     Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology  Systems,
                     Inc.
       10.52(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in
                     Trust of the Joan L. Fitterling  Revocable Trust dated August 15, 1995 and Medical Technology Systems,
                     Inc.
       10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in
                     Trust of the Joan L. Fitterling  Revocable Trust dated August 15, 1995 and Medical Technology Systems,
                     Inc.
       10.53(16)     Form of Warrant dated October 16, 1998,  between Joan L. Fitterling,  as Trustee,  or her successor in
                     Trust of the Joan L. Fitterling  Revocable Trust dated August 15, 1995 and Medical Technology Systems,
                     Inc.
       10.59(22)     Form of Warrant dated September 24, 1999 between Andrew G. Burch and Medical Technology Systems, Inc.
       10.60(22)     Form of Warrant dated  September 24, 1999 between IFM Venture  Group and Medical  Technology  Systems,
                     Inc.
       10.62(23)     Employment  Agreement between Medical Technology  Systems,  Inc. and Todd E. Siegel dated September 1,
                     1999.

                                       14

       10.63(23)     Amendment One to Executive Stock  Appreciation  Rights and Non-Qualified  Stock Option Agreement dated
                     October 28, 2000 between Medical Technology Systems, Inc. and Todd E. Siegel.
       10.64(24)     Registration  Statement  regarding the Medical Technology  Systems,  Inc. 1997 Stock Option Plan dated
                     February 27, 2001.
       10.65(25)     Employment  Agreement between Medical  Technology  Systems,  Inc. and Michael P. Conroy dated March 2,
                     2001.
       10.66(26)     Subordination  Agreement between Eureka I, L.P.,  LaSalle Business Credit,  Inc.,  Medical  Technology
                     Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002.
       10.67(26)     Securities Purchase Agreement between Eureka I, L.P. and Medical Technology  Systems,  Inc. dated June
                     26, 2002.
       10.66(26)     Senior  Subordinated Note between Eureka I, L.P. and Medical Technology  Systems,  Inc. dated June 26,
                     2002.
       10.68(26)     Registration Rights Agreement between Eureka I, L.P. and Medical Technology  Systems,  Inc. dated June
                     26, 2002.
       10.69(26)     Tag-Along Agreement between Eureka I, L.P., Medical Technology  Systems,  Inc. and JADE Partners dated
                     June 26, 2002.
       10.70(26)     Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems,  Inc. and Todd E, Siegel dated
                     June 26, 2002.
       10.71(26)     Guarantor  Security  Agreement  between  Eureka I,  L.P.,  MTS  Packaging  Systems,  Inc.,  Medication
                     Management  Technology,  Inc.,  Clearwater Medical Services,  Inc.,  Medical Technology  Laboratories,
                     Inc.,  Medication Management Systems,  Inc., Systems  Professionals,  Inc.,  Cart-Ware,  Inc., Vangard
                     Pharmaceutical  Packaging,  Inc. LifeServ Technologies,  Inc., Performance Pharmacy Systems, Inc., and
                     MTS Sales & Marketing dated June 26, 2002.
       10.72(26)     Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002.
       10.73(26)     Securities  Pledge Agreement between Eureka I, L.P.,  Medical  Technology  Systems,  Inc. and LifeServ
                     Technologies, Inc. dated June 26, 2002
       10.74(26)     Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002.
       10.75(26)     Trademark Security Agreement between Eureka I, L.P. and Medical  Technology  Systems,  Inc. dated June
                     26, 2002.
       10.76(26)     Trademark  Security  Agreement between Eureka I, L.P. and MTS Packaging  Systems,  Inc. dated June 26,
                     2002.
       10.77(26)     Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002.
       10.78(26)     Patent Security  Agreement between Eureka I, L.P. and The Siegel Family Revocable Trust dated June 26,
                     2002.
       10.79(26)     Patent Security Agreement between Eureka I, L.P. and Medical Technology  Systems,  Inc. dated June 26,
                     2002.
       10.80(26)     Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
       10.81(26)     Warrant Agreement between  Westminster  Securities  Corporation and Medical Technology  Systems,  Inc.
                     dated June 26, 2002.
       10.82(26)     Loan and Security  Agreement  between LaSalle  Business Credit,  Inc. as Agent,  Standard Federal Bank
                     National  Association Inc. as Lender and Medical Technology  Systems,  Inc. and MTS Packaging Systems,
                     Inc. dated June 26, 2002.
       10.83(26)     Term  Note A  between  LaSalle  Business  Credit,  Inc.  as  Agent,  Standard  Federal  Bank  National
                     Association  Inc. as Lender and Medical  Technology  Systems,  Inc. and MTS  Packaging  Systems,  Inc.
                     dated June 26, 2002.
       10.84(26)     Term  Note B  between  LaSalle  Business  Credit,  Inc.  as  Agent,  Standard  Federal  Bank  National
                     Association Inc. as Lender and Medical Technology Systems,  Inc. and MTS Packaging Systems, Inc. dated
                     June 26, 2002
       10.85(26)     Revolving Credit Note between LaSalle Business Credit,  Inc. as Agent,  Standard Federal Bank National
                     Association Inc. as Lender and Medical Technology Systems,  Inc. and MTS Packaging Systems, Inc. dated
                     June 26, 2002
       10.86(26)     Capex Note between LaSalle Business Credit, Inc. as Agent,  Standard Federal Bank National Association
                     Inc. as Lender and Medical Technology  Systems,  Inc. and MTS Packaging  Systems,  Inc. dated June 26,
                     2002.
       10.87(26)     Continuing  Unconditional  Guaranty between LaSalle Business Credit,  Inc. as Agent,  Standard Federal
                     Bank  National  Association  Inc. as Lender and Medical  Technology  Systems,  Inc. and MTS  Packaging
                     Systems, Inc. dated June 26, 2002.

                                       15

       10.88(26)     Securities  Pledge Agreement  between LaSalle Business  Credit,  Inc. as Agent,  Standard Federal Bank
                     National  Association Inc. as Lender and Medical Technology  Systems,  Inc. and MTS Packaging Systems,
                     Inc. dated June 26, 2002.
         10.89(26)   Guarantor  Security  Agreement between LaSalle Business Credit,  Inc. as Agent,  Standard Federal Bank
                     National Association Inc. as Lender,  Medication  Management  Technologies,  Inc.,  Clearwater Medical
                     Services,  Inc., Medical Technology  Laboratories,  Inc., Medication Management Systems, Inc., Systems
                     Professionals,  Inc., Cart-Ware,  Inc., Vangard Pharmaceutical  Packaging, Inc. LifeServ Technologies,
                     Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing, Inc. dated June 26, 2002.
       10.90(26)     Trademark  Security  Agreement between LaSalle Business Credit,  Inc. as Agent,  Standard Federal Bank
                     National Association Inc. as Lender and MTS Packaging Systems, Inc. dated June 26, 2002.
       10.91(26)     Trademark  Security  Agreement between LaSalle Business Credit,  Inc. as Agent,  Standard Federal Bank
                     National   Association  Inc.  as  Lender  and  Medical  Technology   Systems,   Inc.  dated  June  26,
                     2002.
       10.92(26)     Patent Security  Agreement  between LaSalle  Business  Credit,  Inc. as Agent,  Standard  Federal Bank
                     National Association Inc. as Lender and Medical Technology Systems, Inc. dated June 26, 2002.
       10.93(26)     Patent Security  Agreement  between LaSalle  Business  Credit,  Inc. as Agent,  Standard  Federal Bank
                     National Association Inc. as Lender and The Siegel Family Revocable Trust dated June 26, 2002.
       10.94(26)     Patent Security  Agreement  between LaSalle  Business  Credit,  Inc. as Agent,  Standard  Federal Bank
                     National Association Inc. as Lender and MTS Packaging Systems, Inc. dated June 26, 2002.
*                    Incorporated  herein  by  reference  to same  Exhibit(s),  respectively,  Registration  Statement  No.
                     33-40678 filed with the Commission on May 17, 1991
**                   Incorporated herein by reference to same Exhibit(s),
                     respectively, Registration Statement (SEC File No.
                     33-17852)
(10)                 Incorporated herein by reference to Form 10-K for the year ended March 31, 1997
(11)                 Incorporated herein by reference to Form 8-K dated May 2, 1997
(12)                 Incorporated  herein by reference to Form 10-Q dated  February 13, 1998 for the quarter ended December
                     31, 1997
(13)                 Incorporated herein by reference to Form 10-K for the year ended March 31, 1998
(14)                 Incorporated  herein by reference to Form 10Q filed November 12, 1998 for quarter ending September 30,
                     1998
(15)                 Incorporated herein by reference to Form 8K filed on June 9, 1999 for event dated May 25, 1999
(16)                 Incorporated herein by reference to Form 10-K for year ended March 31, 1999
(17)                 Incorporated herein by reference to Form 8-K filed July 16, 1999
(18)                 Incorporated  herein  by  reference  to Form 10-Q  dated  November  12,  1999 for the  quarter  ending
                     September 30, 1999
(19)                 Incorporated herein by reference to Form 8-K filed January 18, 1999
(20)                 Incorporated herein by reference to Form 10-K for year ending March 31, 2000
(21)                 Incorporated herein by reference to Form 8-K filed July 17, 2000
(22)                 Incorporated  herein by reference to Form 10-Q filed November 7, 2000 for quarter ending September 30,
                     2000
(23)                 Incorporated  herein by reference to Form 10-Q filed February 6, 2001 for quarter ending  December 31,
                     2000
(24)                 Incorporated herein by reference to Form S-8 filed February 27, 2001.
(25)                 Incorporated herein by reference to Form 10-K for year ending March 31, 2001
(26)                 Filed herein


                        MEDICAL TECHNOLOGY SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................17

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of March 31, 2002 and 2001...............18

      Consolidated Statements of Operations for the years ended March 31, 2002,
        2001 and 2000.........................................................19

      Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
        the years ended March 31, 2002, 2001 and 2000.........................20

      Consolidated Statements of Cash Flows for the years ended
         March 31, 2002, 2001 and 2000........................................21

      Notes to Consolidated Financial Statements...........................22-39


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
         STATEMENT SCHEDULE...................................................41


FINANCIAL STATEMENT SCHEDULE

      Schedule II - Valuation and Qualifying Accounts........................S-1


     All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               Report of Independent Certified Public Accountants




Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida


     We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP
Tampa, Florida

June 11, 2002, except for Note 19
as to which the date is June 26, 2002

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001
                                 (In Thousands)

                                     ASSETS

                                                                                        2002                 2001
                                                                                  ---------------      ---------------
Current Assets:
     Cash                                                                         $          410       $           92
     Accounts Receivable, Net                                                              3,456                2,567
     Inventories, Net                                                                      2,212                2,311
     Prepaids and Other                                                                      199                  129
     Deferred Tax Benefits                                                                 1,232                1,085
                                                                                  ---------------      ---------------
     Total Current Assets                                                                  7,509                6,184

Property and Equipment, Net                                                                2,425                2,350
Other Assets, Net                                                                          2,477                1,772
Deferred Tax Benefits                                                                      3,104                4,485
                                                                                  ---------------      ---------------
Total Assets                                                                      $       15,515       $       14,791
                                                                                 ===============      ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
     Current Maturities of Long-Term Debt                                         $          968       $          963
     Accounts Payable and Accrued Liabilities                                              3,267                3,539
                                                                                  ---------------      ---------------
     Total Current Liabilities                                                             4,235                4,502

Long-Term Debt, Less Current Maturities                                                   10,812               11,887
                                                                                  ---------------      ---------------
Total Liabilities                                                                         15,047               16,389
                                                                                  ---------------      ---------------
Stockholders' Equity (Deficit):
     Common Stock                                                                             43                   42
     Capital In Excess of Par Value                                                        8,806                8,715
     Accumulated Deficit                                                                  (8,053)             (10,027)
     Treasury Stock                                                                         (328)                (328)
                                                                                  ---------------      ---------------
     Total Stockholders' Equity (Deficit)                                                    468               (1,598)
                                                                                  ---------------      ---------------
     Total Liabilities and Stockholders' Equity (Deficit)                         $       15,515       $       14,791
                                                                                  ===============      ===============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                (In Thousands; Except Earnings Per Share Amounts)

                                                                             2002             2001              2000
                                                                        --------------   --------------    --------------
Net Sales                                                               $      24,769    $      21,457     $      18,221

Costs and Expenses:
      Cost of Sales                                                            14,418           12,490            10,410
      Selling, General and Administrative                                       5,211            5,009             4,370
      Research and Development                                                     87              119               207
      Depreciation and Amortization                                               926              807               861
      Interest                                                                    919              981             1,159
                                                                        --------------   --------------    --------------

Total Costs and Expenses                                                       21,561           19,406            17,007
                                                                        --------------   --------------    --------------

Income from Continuing Operations Before
  Income Taxes, Discontinued Operations and
  Extraordinary Gain                                                            3,208            2,051             1,214

Income Tax Benefit (Expense)                                                   (1,234)           5,570                 0
                                                                        --------------   --------------    --------------

Income from Continuing Operations Before
  Discontinued Operations and Extraordinary Gain                                1,974            7,621             1,214

Loss from Operations of Discontinued Operations, Net of Tax                         0             (227)           (2,185)

Gain on Forgiveness of Debt of Discontinued Operations                              0                0             1,249

Gain on Disposal of Discontinued Operations                                         0                0             2,221
                                                                        --------------   --------------    --------------

Net Income                                                              $       1,974    $       7,394     $       2,499
                                                                        ==============   ==============    ==============

Net Income per Basic Common Share:
      Income from Continuing Operations                                 $        0.46    $        2.45     $        0.47
      Income (Loss) from Discontinued Operations                                 0.00            (0.07)             0.50
                                                                        --------------   --------------    --------------

Net Income per Basic Common Share                                       $        0.46    $        2.38     $        0.97
                                                                        ==============   ==============    ==============

Net Income per Diluted Common Share:
      Income from Continuing Operations                                 $        0.44    $        2.43     $        0.47
      Income (Loss) from Discontinued Operations                                 0.00            (0.07)             0.50
                                                                        --------------   --------------    --------------

Net Income per Diluted Common Share                                     $        0.44    $        2.36     $        0.97
                                                                        ==============   ==============    ==============

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                        (In Thousands; Except Share Data)

                                                                      COMMON STOCK
                                      --------------------------------------------------------------------------------------
                                        Number          0.01        Capital in     Retained        Treasury
                                          of            Par         Excess of      Earnings          Stock          Total
                                        Shares         Value        Par Value     (Deficit)
                                      -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 1999                6,406,191      $    64        $  8,583      $ (19,920)      $   (328)       $(11,601)

Stock Issued                             136,430            1              38                                            39

Debt Conversion                                                            25                                            25

Net Income for Year Ended
   March 31, 2000                                                                      2,499                          2,499
                                      --------------------------------------------------------------------------------------

Balance, March 31, 2000                6,542,621      $    65       $   8,646      $ (17,421)      $   (328)       $ (9,038)

Issuance of Stock Options                                                  45                                            45

Exchange of Preferred Stock
    for Common Stock                   4,000,000           40             (39)                                            1

Reverse Stock Split                   (6,325,593)         (63)             63

Net Income for Year Ended
    March 31, 2001                                                                     7,394                          7,394
                                      --------------------------------------------------------------------------------------

Balance March 31, 2001                 4,217,028      $    42       $   8,715      $ (10,027)      $   (328)       $ (1,598)

Issuance of Stock Options                                                  49                                            49

Warrants and Options Exercised            64,133            1              23                                            24

Stock Issued                              50,000                           19                                            19

Net Income for Year Ended
    March 31, 2002                                                                     1,974                          1,974
                                      --------------------------------------------------------------------------------------

Balance March 31, 2002                 4,331,161      $    43       $   8,806      $  (8,053)      $   (328)       $    468
                                      ===========   ===========    ===========   ============    ============    ===========


                                                                        VOTING PREFERRED STOCK
                                      --------------------------------------------------------------------------------------
                                        Number        $0001.
                                          of           Par
                                        Shares        Value
                                      -----------   -----------
Balance, March 31, 2000                6,500,000      $     1                                                      $      1
                                      -----------   -----------                                                  -----------

Exchange of Preferred Stock
    for Common Stock                  (6,500,000)     $    (1)                                                     $     (1)
                                      -----------   -----------                                                  -----------

Balance, March 31, 2001                        0      $     0                                                      $      0
                                      -----------   -----------                                                  -----------

Balance, March 31, 2002                        0      $     0                                                      $      0
                                      -----------   -----------                                                  -----------

Total Stockholders' (Deficit)
   March 31, 2002                                                                                                  $    468
                                                                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (In Thousands)

                                                                                    2002              2001              2000
                                                                              --------------    --------------    --------------
Operating Activities
    Income from Continuing Operations                                         $       1,974     $       7,621     $       1,214
                                                                              --------------    --------------    --------------
    Adjustments to Reconcile to Net Cash
          Provided by Continuing Operations
       Issuance of Stock for Services                                                    19                 0                24
       Deferred Compensation                                                             49                45                 0
       Depreciation and Amortization                                                    926               807               861
       Deferred Income Tax Expense (Benefit)                                          1,234            (5,570)                0
       (Increase) Decrease in:
         Accounts Receivable                                                           (889)               34              (128)
         Inventories                                                                     99              (281)              (40)
         Prepaids and Other                                                             (70)              (43)              (17)
       Increase (Decrease) in:
         Accounts Payable and Other Accrued Liabilities                                (275)              763              (108)
                                                                              --------------    --------------    --------------
    Total Adjustments                                                                 1,093            (4,245)              592
                                                                              --------------    --------------    --------------
    Net Cash Provided by Operating Activities of Continuing Operations                3,067             3,376             1,806
                                                                              --------------    --------------    --------------

Investing Activities
    Expended for Property and Equipment                                                (809)           (1,063)             (494)
    Expended for Product Development                                                   (853)             (798)             (112)
    Expended for Patents and Other Assets                                               (42)              (91)              (18)
                                                                              --------------    --------------    --------------
    Net Cash Used by Investing Activities of Continuing Operations                   (1,704)           (1,952)             (624)
                                                                              --------------    --------------    --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                     (1,096)           (1,313)           (1,601)
    Advances from (to) Affiliates - Discontinued Operations                               0              (191)              386
    Exercise of Stock Options                                                            24                 0                 0
    Proceeds from Borrowing on Notes Payable and Long-Term Debt                          27                 0                 0
                                                                              --------------    --------------    --------------
    Net Cash Used by Financing Activities of Continuing Operations                   (1,045)           (1,504)           (1,215)
                                                                              --------------    --------------    --------------

Net Increase (Decrease) in Cash - Continuing Operations                                 318               (80)              (33)
Cash at Beginning of Period - Continuing Operations                                      92               172               205
                                                                              --------------    --------------    --------------
Cash at End of Period - Continuing Operations                                 $         410     $          92     $         172
                                                                              ==============    ==============    ==============


See Note 17 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 2001 AND 2000

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

     MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and allied ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages.

     The Company sold the assets of MTL and LifeServ in fiscal 2000 and treated the operations of these subsidiaries as discontinued operations in fiscal 2000 and 2001. The Company's continuing operations have been conducted through one business segment since fiscal 1999 (see Note 20).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging, MTL and LifeServ. The results of operations of these discontinued segments for 2001 and 2000 have been excluded from the components of "Income from Continuing Operations" and shown under the caption "Loss from Operations of Discontinued Operations" in the Statements of Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. As of March 31, 2002 and 2001, the Company has established an inventory valuation allowance of $40,000 to account for the estimated loss in value of inventory due to obsolescence. The Company will continue to evaluate the inventory and review the valuation allowance if deemed necessary.

Revenue Recognition
-------------------

     The Company recognizes revenue when products are shipped and title transfers. Revenue includes certain amounts invoiced to customers for freight and handling charges. Effective with the fiscal year ended March 31, 2002, the Company excludes the actual cost of freight and handling incurred from net sales. As a result of this change, the Company has increased its net sales and its cost of sales for the fiscal year ended March 31, 2001 and 2000 by $1,304,000 and $1,240,000 respectively.

Property and Equipment
----------------------

     Property and equipment are recorded at cost. Additions to, and major improvements of, property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment is sold or retired, the applicable cost and accumulated depreciation is eliminated from the accounts and any gain or loss recorded. Depreciation and amortization are calculated using the straight-line method based upon the assets' estimated useful lives as follows: Years

       Property and Equipment..................  3-7
       Leasehold Improvements..................    5

     The Company uses accelerated methods of depreciation for tax purposes.

Research and Development and Product Development Costs
------------------------------------------------------

     The Company  expenses  research  and  development  costs as  incurred.  The
Company incurred approximately $87,000, $119,000 and $207,000 in research and development costs during fiscal 2002, 2001 and 2000 respectively.

     All costs associated with product development from the point of technological feasibility to its general distribution to customers are capitalized and subsequently amortized. Annually, the Company re-examines its amortization policy relating to its product development costs. The Company has determined that a five-year period is appropriate. Capitalized product development costs totaled approximately $853,000, $798,000 and $112,000 for the years ended March 31, 2002, 2001 and 2000 respectively.

Other Assets
------------

     Other   assets  are   carried  at  cost  less   accumulated   amortization.
Amortization is being calculated on a straight-line basis over a five to seventeen year period.

     Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses in 2002, 2001 or 2000.

Earnings Per Share
------------------

     Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 15). All earnings per share amounts have been retroactively adjusted for the 1 for 2.5 reverse stock split in fiscal 2001.

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

Stock-Based Employee Compensation
---------------------------------

     The Company accounts for its stock options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting the stock options only if the current market price of the underlying stock exceeded the exercise price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company also provides certain pro forma disclosure provisions of Statement 123 (see Note 14)

Fair Value of Financial Instruments
-----------------------------------

     The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

     The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

Reclassifications
-----------------

     Certain reclassifications were made to the 2001 and 2000 financial statement amounts to conform to 2002 presentation.

Recent Accounting Pronouncements
--------------------------------

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements for the fiscal year beginning April 1, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations. NOTE 3 - ACCOUNTS RECEIVABLE

     The Company maintains an allowance for potential losses on individual and commercial accounts receivable, which are unsecured. Management performs periodic collectibility reviews of its accounts receivable that considers aging and other factors. As a result of these reviews, the Company reduced the bad debt reserve by approximately $180,000 during the fiscal year ended March 31, 2002.

     Accounts Receivable consist of the following:

                                                                           March 31,         March 31,
                                                                             2002              2001
                                                                        -------------     --------------
                                                                                (In Thousands)
                 Accounts Receivable                                    $     3,557       $      2,857
                 Less:  Allowance for Doubtful Accounts                        (101)              (290)
                                                                        -------------     --------------
                                                                        $     3,456       $      2,567
                                                                        =============     ==============

     All of the Company's accounts receivable are pledged as collateral on bank notes.

     The geographic sales of the Company are primarily in the United States. There were 2, 2 and 1 customer(s) whose sales exceeded 10% of revenue for 2002, 2001 and 2000 respectively.


NOTE 4 - INVENTORIES

     Inventories consist of the following:

                                                                           March 31,        March 31,
                                                                             2002             2001
                                                                        -------------    --------------
                                                                                (In Thousands)
                 Raw Material                                           $       964       $      1,053
                 Finished Goods and Work in Process                           1,288              1,298
                 Less:  Inventory Valuation Allowance                          (40)               (40)
                                                                        -------------    --------------
                                                                        $     2,212       $      2,311
                                                                        =============    ==============

     All of the Company's inventories are pledged as collateral on bank notes.


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                           March 31,         March 31,
                                                                             2002               2001
                                                                        -------------     --------------
                                                                                (In Thousands)
                 Property and Equipment                                 $     7,953       $      7,328
                 Leasehold Improvements                                         638                453
                                                                        -------------     --------------
                                                                              8,591              7,781
                 Less: Accumulated Depreciation and Amortization             (6,166)            (5,431)
                                                                        -------------     --------------
                                                                        $     2,425       $      2,350
                                                                        =============     ==============

     Substantially all of the Company's property and equipment are pledged as collateral on bank notes.

     Depreciation of property and equipment and amortization of leasehold improvements total approximately $732,000, $617,000 and $684,000 for fiscal years ending March 31, 2002, 2001 and 2000 respectively.


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:


                                                                          March 31,          March 31,
                                                                             2002              2001
                                                                       --------------     --------------
                                                                                 (In Thousands)
              Accounts Payable/Trade                                   $      1,833       $      2,221
              Accrued Liabilities:
                  Salaries, Commissions and Employee Benefits                   804                696
                   Medical Claims                                               102                107
                   Interest                                                       0                 83
                   State Taxes                                                   34                 50
                   Royalties                                                    494                382
                                                                       --------------     --------------
                                                                       $      3,267       $      3,539
                                                                       ==============     ==============


NOTE 7 - OTHER ASSETS

     Other assets consists of the following:

                                                                          March 31,          March 31,
                                                                             2002              2001
                                                                       --------------     --------------
                                                                                 (In Thousands)
                 Product Development                                   $      2,202       $      1,349
                     Less:  Accumulated Amortization                           (315)              (237)
                                                                       --------------     --------------
                                                                       $      1,887       $      1,112
                                                                       --------------     --------------

                 Patents                                               $      1,196       $      1,160
                     Less:  Accumulated Amortization                           (725)              (643)
                                                                       --------------     --------------
                                                                       $        471       $        517
                                                                       --------------     --------------

                 Other                                                          190                183
                      Less:  Accumulated Amortization                           (71)               (40)
                                                                       --------------     --------------
                                                                       $        119       $        143
                                                                       --------------     --------------

                 Total Other Assets, Net                               $      2,477       $      1,772
                                                                       ==============     ==============


     Expenditures for product development in the fiscal year ended March 31, 2002 were primarily dedicated to the development of the Company's new OnDemand(TM) machine. The Company has capitalized approximately $1,314,000 to date on the development of the OnDemand machine and estimates that it will capitalize an additional $500,000 to complete the project.

     Substantially all of the Company's intangible assets are pledged as collateral on bank notes.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                      March 31,         March 31,
                                                                                         2002             2001
                                                                                    ------------     -------------
                                                                                            (In Thousands)
  Bank Term Loan; payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.1 million on that date secured by all tangible and
    intangible assets of the Company.                                                $  11,449       $    12,406

  Unsecured Notes Payable due September 2001 plus interest at 13%.                           0                45

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      122               146

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $3,500 over a
    period of four years.                                                                  171               219

   Other Notes and Agreements                                                               38                34
                                                                                    ------------     -------------
  Total Long -Term Debt                                                                 11,780            12,850
  Less Current Portion                                                                    (968)             (963)
                                                                                    ------------     -------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $  10,812       $    11,887
                                                                                    ============     =============


     The bank notes payable are collateralized by the Company's accounts receivables, inventory, equipment and intangibles.

     The Company made principal payments of approximately $102,000 during fiscal year ended 2002 pursuant to the excess cash flow payment provisions of its loan agreement.

     During fiscal year ended 2002, the Company exceeded the amount of capital expenditures allowed in certain covenants of its loan agreement and requested the lender's consent to an increase in the annual limit on these expenditures and waive any defaults that may have occurred. In addition, the lender advised the Company that they believed that certain excess cash flow principal payments were not made in accordance with the loan agreement. The Company believed that it consistently calculated the excess cash flow principal payments in accordance with its interpretation of certain provisions of the loan agreement. As a result, the Company entered into discussions with the lender to reach a compromise on the excess cash flow principal payments. Subsequent to March 31, 2002, the Company repaid the entire amount of the bank term loan (see Note 19 - Subsequent Event).

     The following is a schedule by year of the principal payments required on these notes payable and long-term debts as of March 31, 2002:

                                                   (In Thousands)
            2003....................................  $    968
            2004 ...................................  $  1,016
            2005....................................  $  1,079
            2006....................................  $  1,158
            2007....................................  $  7,559
            Thereafter..............................  $      0

     Interest expense for the years 2002, 2001 and 2000 amounted to $919,000, $981,000 and $1,159,000 respectively.

NOTE 9 - LEASE COMMITMENTS

     The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases, that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2002.

                                                    (In Thousands)
            2003....................................  $    460
            2004....................................  $    445
            2005....................................  $    402
            2006....................................  $    103
            2007....................................  $      3
            Thereafter..............................  $      0

     Rent expense amounted to $393,000, $350,000 and $312,000 for the years ended March 31, 2002, 2001 and 2000 respectively.


NOTE 10 - 401(K) PROFIT SHARING PLAN

     The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2002, 2001 and 2000, the Company contributed $30,000, $16,000 and $19,000 respectively, to the plan.


NOTE 11 - SELF INSURANCE PLAN

     The Company has a Medical Health Benefit Self-insurance Plan, which covers substantially all of its employees. During the year ended March 31, 2002, the Company was reinsured for claims that exceed $25,000 per participant and an annual maximum aggregate limit of approximately $342,000. Specific and aggregate reinsurance limits for fiscal year 2003 were increased to $50,000 and $500,000 respectively. Reinsurance limits for subsequent fiscal years may change. Future claims experience may effect the reinsurance limits that may available to the Company in subsequent fiscal years. Although claims incurred during the current fiscal year for certain individuals relate to serious illnesses, the Company believes that reinsurance limits currently in effect provide adequate insurance coverage for these individuals should the serious illness continue or reoccur. The Company has established a reserve of $102,000 at March 31, 2002 for all unpaid claims incurred during fiscal year 2002 and an estimate of claims incurred during fiscal year 2002 that have not been reported as of March 31, 2002.


NOTE 12 - RELATED PARTY TRANSACTIONS

     Todd E. Siegel ("Siegel") is the Trustee of the Siegel Family QTIP Trust (the "Trust"), which is the general partner in JADE Partners, a significant shareholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

     Under the terms of the amended agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $62,400, $50,000 and $50,000 in the years ended March 31, 2002, 2001 and 2000 respectively. Accrued royalty payments due as of March 31, 2002, 2001 and 2000 total approximately $494,000, $382,000 and $266,000 respectively.

     Siegel, through his beneficial interest in the Trust, owns approximately 42% of the outstanding Common Stock of the Company.


NOTE 13 - TAXES

     The components of income tax expense (benefit) from continuing operations is as follows:

                                                                             Years Ended March 31,
                                                              --------------------------------------------------
                                                                  2002              2001              2000
                                                              ------------     -------------     -------------
                                                                              (In Thousands)
         Current Income Taxes                                 $         0      $         0       $        0

         Deferred Income Taxes                                      1,234              632                0

         Change in Deferred Tax Valuation Allowance                     0           (6,202)               0
                                                              ------------     -------------     ------------

         Income Tax Expense (Benefit)                         $     1,234      $    (5,570)      $        0
                                                              ============     =============     ============


     Total income tax (benefit) expense for 2002, 2001 and 2000 from continuing operations resulted in effective tax rates of 38.5%, (271.6%) and 0% respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 34.0% - 35.0% on the continuing operations are as follows:

                                                                           Years Ended March 31,
                                                            ---------------------------------------------------
                                                                 2002               2001              2000
                                                            -------------     --------------     --------------
                                                                               (In Thousands)
   Tax Expense at U.S. statutory rate                       $      1,118      $        697       $       413
   State Income Tax, Net                                             116                72                42
   Net Operating Loss Carryforward                                     0              (769)             (455)
   Net Deferred Tax Asset Recognized                                   0            (5,570)                0
                                                            -------------     --------------     -------------
                                                            $      1,234      $     (5,570)      $         0
                                                            =============     ==============     =============

     Deferred taxes for continuing operations consist of the following:


                                                                          March 31, 2002         March 31, 2001
                                                                         ----------------      ----------------
                                                                                      (In Thousands)
    Deferred Tax Assets:
        Depreciation/Amortization Temporary Difference                   $         (163)       $         (188)
        Allowance for Doubtful Accounts                                              38                   108
        Inventory Valuation Allowance                                                15                    15
        Tax Loss Carry Forward                                                    4,043                 5,225
        Reserves and Provisions                                                     403                   410
                                                                         ----------------      ----------------
        Deferred Income Taxes                                            $        4,336        $        5,570
                                                                         ================      ================

     The Company's deferred tax asset at March 31, 2002 is broken down to its current and long-term portions as follows:

                  Current                $     1,232,000
                  Long-Term                    3,104,000
                                         ----------------
                                         $     4,336,000
                                         ================

     Prior to fiscal year ended 2001, the Company had provided a 100% valuation allowance on its net deferred tax asset as it was not more likely than not that the related income tax benefit would be realized in the future. During fiscal year ended 2001, the Company removed its valuation allowance, thereby recording an income tax benefit of $5,719,000 because the Company believed that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business;
(2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

     In order for the Company to fully utilize the benefits of its net operating loss carryforwards in the future, its average future annual taxable income beginning with fiscal year 2003 and ending with fiscal year 2020 would have to be approximately $600,000. During fiscal year 2002, the Company's taxable income, exclusive of utilization of net operating losses, was approximately $2,800,000.


NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

     Stockholders' Equity (Deficit) consists of the following:

                                                       March 31,             March 31,            March 31,
                                                         2002                  2001                  2000
                                                   ----------------      ----------------     -----------------
      Voting Preferred Stock:

          Par Value $.0001 Per Share
          Authorized Shares                            7,500,000             7,500,000             7,500,000
          Issued Shares                                        0                     0             6,500,000
          Outstanding Shares                                   0                     0             6,500,000


     Common Stock (Retroactively adjusted for 1 for 2.5 reverse stock split in fiscal 2001):

          Par Value $.01 Per Share
          Authorized Shares                           25,000,000            25,000,000            25,000,000
          Outstanding Shares                           4,312,281             4,198,148             2,598,168
          Issued Shares                                4,331,161             4,217,028             2,617,048



Common Stock

     During fiscal year end 2002, the Company issued 50,000 shares of common stock to an officer and director in lieu of $18,750 of cash compensation that is payable pursuant to an employment agreement.

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

Preferred Stock

     JADE Partners ("Partnership") was the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the "Trust"), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. The Company's CEO is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

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

Stock Options

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the proforma amounts indicated below (retroactively adjusted for the 1 for 2.5 reverse stock split in fiscal 2001):

                                                                       2002             2001            2000
                                                                   ------------     ------------    ------------
Net Income                               As Reported               $   1,974        $   7,394       $    2,499
                                         ProForma                  $   1,579        $   7,376       $    2,470

Earnings Per Common Share                Basic As Reported         $     .46        $    2.38       $     0.97
                                         Basic ProForma            $     .37        $    2.37       $     0.96

Earnings Per Common Share                Diluted As Reported       $     .44        $    2.36       $     0.97
                                         Diluted ProForma          $     .35        $    2.36       $     0.96

     The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 respectively, no dividend yield for all years, expected volatility of 148, 133 and 130 percent; risk-free interest rates of 3.7, 6.1 and 6.3 percent, and 3.0 year expected lives for all years.

     Activity related to options is as follows (Retroactively adjusted for 1 for 2.5 reverse stock split in fiscal 2001):

                                                        Number of Shares           Weighted Average Exercise
                                                                                        Price per Share
                                                     ----------------------        -------------------------
         Outstanding at March 31, 1999                        630,973                       $3.13
               Granted in Fiscal 2000
               Officers and Directors                           4,800                       $2.50
               Employees                                            0                          $0
               Options Expired                               (199,266)                      $2.63
                                                     ----------------------        -------------------------

         Outstanding at March 31, 2000                        436,507                       $3.35
               Granted in Fiscal 2001:
               Officers and Directors                         120,000                       $1.88
               Employees                                            0                           0
               Options Expired                                (53,301)                      $2.84
                                                     ----------------------        -------------------------

         Outstanding at March 31, 2001                        503,206                       $3.05
               Granted in Fiscal 2002
               Officers and Directors                         591,000                       $1.51
               Employees                                      376,500                       $1.59
               Options Exercised                               (9,000)                      $1.50
               Options Expired                                (11,900)                      $4.20
                                                     ----------------------        -------------------------

         Outstanding at March 31, 2002                      1,449,806                       $2.04
                                                     ======================        =========================


Outstanding Shares

                Range of                     Number               Weighted Average          Weighted Average
                                                                Remaining Contractual
             Exercise Prices                                            Life
                                          Outstanding                  (Years)               Exercise Price
        ------------------------      -------------------      ----------------------     --------------------

                $0.48 - $2.35             1,018,500                     8.9                       $1.56
                $2.50 - $5.00               420,658                     3.4                       $2.65
              $15.00 - $25.00                10,648                     2.0                      $18.93

Exercisable Shares

                                                                  Weighted Average
                Range of                                        Remaining Contractual
             Exercise Prices                 Number                     Life                Weighted Average
                                          Outstanding                  (Years)               Exercise Price
        ------------------------      -------------------      ----------------------     --------------------

                $0.48 - $2.35               522,664                     8.9                       $1.54
                $2.50 - $5.00               406,158                     3.3                       $2.65
              $15.00 - $25.00                10,648                     2.0                      $18.93

     The options outstanding at March 31, 2002 expire on various dates commencing in June 2002 and ending in March 2012.

     The weighted average grant date fair value of options during fiscal year 2002, 2001 and 2000 was $1.25, $.52 and $.33 respectively.

         At March 31, 2001 and 2000, exercisable options totaled 423,206 and 367,766 at weighted average exercise prices of $3.29 and $3.51 respectively.

Warrants
--------

     Activity related to warrants is as follows (Retroactively adjusted for fiscal 2001 1 for 2.5 reverse stock split in fiscal 2001):

                                                                      Number of Shares         Weighted Average
                                                                                                Price Per Share
                                                                    --------------------      ------------------
            Outstanding at March 31, 1999 and 2000                         628,600                 $15.38
            Granted in Fiscal 2001                                         105,000                  $1.05
            Warrants Expired                                              (528,000)                $17.52
                                                                    --------------------      ------------------
            Outstanding at March 31, 2001                                  205,600                  $1.37

            Granted in Fiscal 2002                                               0                   $  0
            Warrants Expired                                                     0                   $  0
            Warrants Exercised                                             (76,000)                 $ .97
                                                                    --------------------      ------------------
            Outstanding at March 31, 2002                                  129,600                  $1.60
                                                                    ====================      ==================


     The warrants expire on various dates commencing September 2002 ending August 2009. All warrants are 100% vested at March 31, 2002.

     The weighted average grant date fair value of warrants during fiscal year 2001 and 2000 was $.90 and $.10 respectively.

     During fiscal year 2001, the Company entered into a financial advisory agreement with National Securities Corporation ("NSC"). The terms of the agreement provided for the issuance of 105,000 warrants to NSC as part of the compensation for their services. The warrants were exercisable at an average price of $1.00 and expire in 2006. Compensation expense related to these warrants totaled $49,000 and $45,000 for the years ended March 31, 2002 and 2001 respectively. In addition, NSC may receive an additional 125,000 warrants exercisable at $1.50 based upon the successful completion of certain financing transactions. During fiscal year 2002, NSC exercised their rights to acquire 45,133 shares of common stock pursuant to the cashless exercise rights provision contained in the warrant agreement representing 66,000 shares. The warrants were exercisable at prices ranging from $.85 to $1.50. In addition, certain holders of warrants elected to exercise their rights to acquire 10,000 shares of common stock. The warrants were exercisable at prices ranging from $1.13 to $1.50.

     The Company entered into a stock appreciation rights agreement with its Chief Executive Officer in 1995. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company's outstanding stock. Additional compensation expense for the years ended March 31, 2002, 2001 and 2000 totaled $143,000, $131,000 and $27,000 respectively.

NOTE 15 - EARNINGS PER SHARE

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

     The following table sets forth the computation of income from continuing operations per basic and diluted common share:

                                                          Year Ended March     Year Ended March     Year Ended March
                                                              31, 2002             31, 2001             31, 2000
                                                         -----------------     ----------------     ----------------
Numerator:
   Income from Continuing Operations                      $   1,974,000        $   7,621,000        $   1,214,000
                                                          ===============      ===============      ===============

Denominator:
    Weighted average shares outstanding - Basic               4,299,000            3,112,000            2,579,000
    Add: Effect of dilutive warrants                            218,000               18,000                    0
                                                          ---------------      ----------------     ---------------
    Weighted average shares outstanding - Diluted             4,517,000            3,130,000            2,579,000
                                                          ===============      ===============      ===============

Income from Continuing Operations Per Common Share
    - Basic                                               $         .46        $        2.45        $         .47
                                                          ===============      ===============      ===============

Income from Continuing Operations per Common Share
    - Diluted                                             $         .44        $        2.43        $         .47
                                                          ===============      ===============      ===============


     The effect of 440,806 and 239,806 options and warrants were not included in the calculation of net income per diluted common share for 2002 and 2001 respectively, as the effect would have been anti-dilutive. The effect of all options and warrants (see Note 14) for 2000 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.


NOTE 16 - CONTINGENCIES

     The Company sold the assets of subsidiaries LifeServ and MTL during fiscal 2000. The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation totaling approximately $120,000, as of March 31, 2002, payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor.

     In November 1998, MTL, a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards ("MPS"). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

     Certain creditors of LifeServ, a discontinued operation, have commenced legal actions against LifeServ seeking payment of liabilities assumed by the buyers of LifeServ. The Company intends to vigorously defend these actions and seek appropriate remedies from the buyers.

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


NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                  2002          2001         2000
                                                                               ----------    ----------   ----------
Supplemental Disclosure of Cash flow Information:

   Cash Paid for Interest                                                      $  1,001       $   989     $  1,159

   Cash Paid for Income Taxes                                                         0             0            0

Supplemental Cash Flow Information for Discontinued Operations:

   Operating Activities:
     Net Cash Provided by Discontinued Operations                                     0           230          400

   Investing Activities:
   Net Cash Provided by Investing Activities of Discontinued Operations               0             0           90

   Financing Activities:
   Net Cash Used by Financing Activities of Discontinued Operations
                                                                                      0          (305)        (475)
                                                                               ----------    ----------   ----------

   Net Increase (Decrease) in Cash - Discontinued Operations                          0           (75)          15
   Cash at Beginning of Period - Discontinued Operations                              0            76           61
                                                                               ----------    ----------   ----------
   Cash at End of Period - Discontinued Operations                             $      0      $      1     $     76
                                                                               ==========    ===========  ==========


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

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The information set forth below represents unaudited selected quarterly financial data for the fiscal years ended March 31, 2002 and 2001.

                                                                      Fiscal Year Ended March 31, 2002
                                                      ------------------------------------------------------------------
                                                                         For The Three Months Ended
                                                      ------------------------------------------------------------------
                                                              (In Thousands, Except Earnings Per Share Amounts)

                                                         June 30,        September 30,     December 31,      March 31,
                                                           2001              2001              2001             2002
                                                      -------------     -------------    -------------     -------------
Income Statement Data:
Net Sales                                             $    5,876        $    5,991       $    6,192        $     6,710
Gross Profit                                               2,396             2,496            2,506              2,953
Income Before Income Taxes                                   662               676              854              1,016
Income Tax Expense                                           239               237              320                438
                                                      -------------     -------------    -------------     -------------
Net Income                                            $      383        $      439       $      534        $       618
                                                      =============     =============    =============     =============

Net Earnings Per Basic Common Share                   $     0.09        $     0.10       $     0.12        $      0.15
                                                      =============     =============    =============     =============

Net Earnings Per Diluted Common Share                 $     0.09        $     0.10       $     0.12        $      0.13
                                                      =============     =============    =============     =============


                                                                        Fiscal Year Ended March 31, 2001
                                                        -------------------------------------------------------------------------
                                                                           For The Three Months Ended
                                                        -------------------------------------------------------------------------
                                                                (In Thousands, Except Earnings Per Share Amounts)

                                                           June 30,       September 30,     December 31,       March 31,
                                                             2000             2000              2000             2001
                                                        -------------    --------------   --------------    -------------
Income Statement Data:
Net Sales                                               $     4,983      $      5,189     $      5,395      $     5,890
Gross Profit                                                  1,986             2,131            2,488            2,362
Income from Continuing Operations Before Income
    Taxes and Discontinued Operations                           374               467              652              558
Income Tax Benefit (Expense)                                      0                 0            5,719            (149)
Income (Loss) from Discontinued Operations                       29               (7)            (212)             (37)
                                                        -------------    --------------   --------------    -------------
Net Income                                              $       403      $        460     $      6,159      $       372
                                                        =============    ==============   ==============    =============

Net Earnings (Loss) Per Basic and Diluted Common
    Share: (Retroactively adjusted for the 1 for 2.5
      reverse stock split in December 2000)
From Continuing Operations                              $      0.14      $       0.18     $       2.11      $      0.10
Income (Loss) from Discontinued Operations                     0.01              0.00           (0.07)           (0.01)
                                                        -------------    --------------   --------------    -------------

Net Earnings Per Basic and Diluted Common Share         $      0.15      $       0.18     $       2.04      $      0.09
                                                        =============    ==============   ==============    =============

NOTE 19 - SUBSEQUENT EVENT (Unaudited)

     In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company's eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

     One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 is repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and is subject to an excess cash flow payment provision.

     The revolving line of credit and the term loans are secured by the Company's accounts receivable, inventory, machinery and equipment and all other assets of the Company.

     The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.)

     The Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock, at the Company's option, and are cumulative. The preferred stock is convertible into 846,000 shares of the Company's common stock at $2.36 per share. (Subject to certain antidilution provisions.)

     The warrant agreement and the terms of the convertible preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants and the convertible preferred stock. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event that there is a change in control of the voting common stock of the Company, or if there is a sale of the Company or a public offering of the Company's common stock.

     In the event that the Company is required to make payments to the holders of the warrants and/or preferred stock, it may elect to issue additional warrants and/or preferred stock in lieu of a cash payment. Although the make-whole provision and other provisions of the warrant agreement and convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

     The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of a success fee related to the above referenced financing. The warrants are exercisable for five (5) years at $1.50 per share.

     The revolving line of credit, the term loans and the subordinated notes each contain certain financial covenants that, among other things, requires the maintenance of certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters.

     If the Company had repaid the entire amount of its bank term loan at March 31, 2002, the balance sheet as of that date would have been as follows:

                                                    (Unaudited)
                                              Proforma Balance Sheet
                                                  March 31, 2002
                                                  (In Thousands)
                                                      Assets

        Current Assets
                Cash                                                                    $            0
                Accounts Receivable, Net                                                         3,456
                Inventories                                                                      2,212
                Prepaids and Other                                                                 199
                Deferred Tax Benefits                                                            1,232
                                                                                        ----------------
                Total Current Assets                                                             7,099

        Property and Equipment, Net                                                              2,425
        Other Assets, Net                                                                        2,477
        Deferred Tax Benefits                                                                    3,104
                                                                                        ----------------
        Total Assets                                                                    $       15,105
                                                                                        ================

                                       Liabilities And Stockholders' Equity

        Current Liabilities:
                Current Maturities of Long-Term Debt                                    $        1,235
                Accounts Payable and Accrued Liabilities                                         3,307
                                                                                        ----------------
                Total Current Liabilities                                                        4,542

        Revolving Line of Credit                                                                 3,374
        Long-Term Debt, Less Current Maturities                                                  3,176
                                                                                        ----------------
        Total Liabilities                                                                       11,092
                                                                                        ----------------

        Stockholders' Equity:
                Convertible Preferred Stock                                                      2,000
                Common Stock                                                                        43
                Warrants*                                                                        1,545
                Capital In Excess of Par Value                                                   8,806
                Accumulated Deficit                                                             (8,053)
                Treasury Stock                                                                    (328)
                                                                                        ----------------
                Total Stockholders' Equity                                                       4,013
                                                                                        ----------------
                Total Liabilities and Stockholders' Equity                              $       15,105
                                                                                        =================


*The Company has estimated the value of the warrants issued to the holder of the subordinated notes. The ultimate valuation of these warrants may change the respective values of the subordinated notes and the warrants.


NOTE 20 - DISCONTINUED OPERATIONS

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

     The carrying value of the net assets of discontinued operations at March 31, 2001 was comprised of the following.

                                                              LifeServ               MTL                Total
                                                                                                    Discontinued
                                                                                                     Operations
                                                            -------------       -------------       -------------
                                                                 2001                2001                2001
                                                            -------------       -------------       -------------
   Current Assets                                           $         0         $         1         $         1
   Other Assets                                                       0                   0                   0
                                                            -------------       -------------       -------------
   Total Assets                                             $         0         $         1         $         1
                                                            -------------       -------------       -------------

   Current Liabilities                                      $         0         $       642         $       642
   Long-Term Liabilities                                              0                   0                   0
                                                            -------------       -------------       -------------
   Total Liabilities                                        $         0         $       642         $       642
                                                            -------------       -------------       -------------

   Net Assets (Liabilities) of Discontinued Operations      $         0         $      (641)        $      (641)
                                                            =============       =============       =============


     The liabilities of MTL at March 31, 2001 were comprised of trade accounts payable, accrued state taxes and approximately $140,000 of other liabilities that have been guaranteed by the Company.

     Certain liabilities of MTL were compromised during fiscal 2001 as a result of settlements reached with creditors. In addition, the Company determined that certain liabilities were not payable, and therefore, reduced the carrying value of them to 0.

     As a result of payments made in fiscal year 2002, the remaining liabilities of discontinued operations were reduced to approximately $475,000 at March 31, 2002. For balance sheet presentation purposes, the net liabilities of discontinued operations at March 31, 2002 and 2001 have been included in accounts payable and accrued liabilities since these liabilities, if satisfied, will be paid by the continuing operation of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


       Dated: July 1, 2002            MEDICAL TECHNOLOGY SYSTEMS, INC.

                                      By:   /s/ Todd E. Siegel
                                      ______________________________________
                                      Todd E. Siegel, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                  Title                               Date
------------------------    ----------------------                --------------


 /s/ Todd E. Siegel          Chairman of the Board of Directors,    July 1, 2002
 -----------------------    President and Chief Executive Officer
  Todd E. Siegel


 /s/ David W. Kazarian       Director                               July 1, 2002
 -----------------------
 David W. Kazarian


 /s/ Michael P. Conroy       Director, Chief Financial Officer      July 1, 2002
 -----------------------    and Vice President
 Michael P. Conroy


 /s/ John Stanton           Director and Vice Chairman of the       July 1, 2002
------------------------   Board of Directors
 John Stanton


 /s/ Michael Stevenson     Chief Operating Officer                  July 1, 2002
------------------------
 Michael Stevenson


 /s/ Mark J. Connolly       Principal Accounting Officer            July 1, 2002
-----------------------    and Controller
 Mark J. Connolly

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




Board of Directors
Medical Technology Systems, Inc.


     In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 11, 2002, which is included in the Company's Annual Report on SEC Form 10-K as of and for the year ended March 31, 2002, we have also audited
Schedule II for the years ended March 31, 2002, 2001 and 2000. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.



GRANT THORNTON LLP
Tampa, Florida

June 11, 2002

                                       S-1
                                                                    SCHEDULE II



                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                For the Years Ended March 31, 2000, 2001 AND 2002



               Column A                           Column B             Column C             Column D             Column E
-----------------------------------------       --------------       --------------       --------------       --------------
                                                  Balance at           Charged to            Accounts            Balance at
                                                 Begining of           Costs and            Written Off,           End of
                                                     Year               Expenses                Net                 Year
                                                --------------       --------------       --------------       --------------
(1) Deferred Tax Valuation Allowance:

Year Ended March 31, 2000                        $     5,805          $      (397)         $         0          $     6,202
Year Ended March 31, 2001                        $     6,202          $     6,202          $         0          $         0
Year Ended March 31, 2002                        $         0          $         0          $         0          $         0


(1) Inventory Valuation Allowance:

Year Ended March 31, 2000                        $       140          $       100          $         0          $        40
Year Ended March 31, 2001                        $        40          $         0          $         0          $        40
Year Ended March 31, 2002                        $        40          $         0          $         0          $        40


(1) Self Insured Medical Claims
        Valuation Allowance:

Year Ended March 31, 2000                        $       100          $       297          $       325          $        72
Year Ended March 31, 2001                        $        72          $       210          $       175          $       107
Year Ended March 31, 2002                        $       107          $       324          $       329          $       102


(1) Allowance for Doubtful Accounts

Year Ended March 31, 2000                        $       211          $        67          $         4          $       274
Year Ended March 31, 2001                        $       274          $       120          $       104          $       290
Year Ended March 31, 2002                        $       290          $      (180)         $         9          $       101


(1) Amounts reflect continuing operations only.
