Form 10-Q
period 2002-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2002-08-14
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from ___________________ to _________________

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



                                      10Q-1
                                       i.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                      Index
                                                                            Page

Part I - Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
              June 30, 2002 and March 31, 2002..........................       1


          Condensed Consolidated Statements of Earnings -
              Three Months Ended June 30, 2002 and 2001.................       2


          Condensed Consolidated Statements of Changes in Stockholders' Equity -
              Three Months Ended June 30, 2002..........................       3


          Condensed Consolidated Statements of Cash Flows -
              Three Months Ended June 30, 2002 and 2001.................       4


          Notes to Condensed Consolidated Financial Statements..........  5 - 10


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11 - 13



Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders...........      14

Item 6.   Exhibits and Reports on Form 8-K..............................      14


          Signatures....................................................      14

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

Item 1.  Financial Statements


                         PART 1 - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                   (Unaudited)

                                     ASSETS

                                                                           June 30,                  March 31,
                                                                             2002                      2002
                                                                       ----------------          -----------------
                                                                         (Unaudited)
Current Assets:
     Cash                                                              $           159            $           410
     Accounts Receivable, Net                                                    4,032                      3,456
     Inventories                                                                 2,287                      2,212
     Prepaids and Other                                                            318                        199
     Deferred Tax Benefits                                                       1,232                      1,232
                                                                       ----------------          -----------------
     Total Current Assets                                                        8,028                      7,509

Property and Equipment, Net                                                      2,482                      2,425
Other Assets, Net                                                                3,463                      2,477
Deferred Tax Benefits                                                            2,843                      3,104
                                                                       ----------------          -----------------

Total Assets                                                           $        16,816            $        15,515
                                                                      ================          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Maturities of Long-Term Debt                              $         1,170           $            968
     Accounts Payable and Accrued Liabilities                                    4,064                      3,267
                                                                       ----------------          -----------------
     Total Current Liabilities                                                   5,234                      4,235

Long-Term Debt, Less Current Maturities                                          7,486                     10,812
                                                                       ----------------          -----------------
Total Liabilities                                                               12,720                     15,047
                                                                       ----------------          -----------------

Stockholders' Equity:
     Common Stock                                                                   44                         43
     Preferred Stock                                                                 1                          -
     Capital In Excess of Par Value                                             11,997                      8,806
     Accumulated Deficit                                                        (7,618)                    (8,053)
     Treasury Stock                                                               (328)                      (328)
                                                                       ----------------          -----------------
     Total Stockholders' Equity                                                  4,096                        468
                                                                       ----------------          -----------------
     Total Liabilities and Stockholders' Equity                        $        16,816           $         15,515
                                                                       ================          =================

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                  June 30,
                                                                               ------------------------------------------
                                                                                     2002                      2001
                                                                               ---------------           ----------------
Revenue:
      Net Sales                                                                $        6,907            $         5,876

Costs and Expenses:
      Cost of Sales                                                                     4,327                      3,480
      Selling, General and Administrative                                               1,461                      1,297
      Research and Development                                                             10                         13
      Depreciation and Amortization                                                       192                        224
      Interest, Net                                                                       221                        240
                                                                               ---------------           ----------------

Total Costs and Expenses                                                                6,211                      5,254
                                                                               ---------------           ----------------

Income Before Income Taxes                                                                696                        622

Income Tax Expense                                                                        261                        239
                                                                               ---------------           ----------------

Net Income                                                                                435                        383

Non-Cash Constructive Dividend Related to Beneficial Conversion
      Feature of Convertible Preferred Stock                                             (347)                         0

Convertible Preferred Stock Dividends Payable                                              (3)                         0
                                                                               ---------------           ----------------

Net Income Available to Common Stockholders                                    $           85            $           383
                                                                               ===============           ================

Net Income per Basic and Diluted Common Share                                  $         0.02            $          0.09
                                                                               ===============           ================


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                              COMMON STOCK
                                            --------------------------------------------------------------------------------------
                                              Number          0.01        Capital in     Retained        Treasury
                                                of            Par         Excess of      Earnings          Stock          Total
                                              Shares         Value        Par Value     (Deficit)
                                            -----------   -----------    -----------   ------------    ------------    -----------
Balance, March 31, 2002                      4,331,161     $    43        $   8,806     $  (8,053)      $    (328)      $    468

Stock Options and Warrants
   Exercised                                    28,029          1               (1)                                            0

Warrants Issued                                                              1,564                                         1,564

Costs Related to Equity Issued                                                (368)                                         (368)

Net Income for Three Months
   Ended June 30, 2002                                                                       435                            435
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2002                       4,359,190     $    44       $  10,001      $  (7,618)      $    (328)      $  2,099
                                            -----------   -----------   ------------   ------------    ------------    -----------


                                                                                PREFERRED STOCK
                                            --------------------------------------------------------------------------------------
                                               Number        $.001       Capital in
                                                 of           Par        Excess of                                        Total
                                               Shares        Value       Par Value
                                            -----------   -----------   ------------                                   -----------

Balance, March 31, 2002                              0     $     0       $       0                                             0

Stock Issued                                     2,000           1           1,999                                         2,000

Convertible Preferred Stock Dividend                                            (3)                                           (3)
  Payable

Non-Cash Constructive Dividend Related
  to Beneficial Conversion Feature of
    Convertible Preferred Stock                                               (347)                                         (347)

Amortization of Non-Cash Constructive
Dividend to Beneficial Conversion
    Feature of Convertible Preferred Stock                                     347                                           347
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2002                           2,000     $     1       $   1,996                                         1,997
                                            --------------------------------------------------------------------------------------

Total                                        4,361,190     $    45       $  11,997      $  (7,618)      $     (328)     $  4,096
                                            ===========   ===========   ============   ============    ============    ===========


The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                2002                     2001
                                                                           --------------           --------------
Operating Activities
    Net Income                                                             $         435            $         383
                                                                           --------------           --------------
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
       Deferred Compensation                                                           0                        4
       Depreciation and Amortization                                                 192                      224
       Income Tax Expense                                                            261                      239
       (Increase) Decrease in:
           Accounts Receivable                                                      (576)                    (123)
           Inventories                                                               122                      107
           Prepaids and Other                                                       (119)                    (216)
       Increase in:
           Accounts Payable and Other Accrued Liabilities                            796                       48
                                                                           --------------           --------------
    Total Adjustments                                                                676                      283
                                                                           --------------           --------------
    Net Cash Provided by Operating Activities                                      1,111                      666
                                                                           --------------           --------------

Investing Activities
    Expended for Property and Equipment                                             (176)                    (255)
    Expended for Product Development                                                (130)                    (134)
    Expended for Patents and Other Assets                                            (24)                      (6)
                                                                           --------------           --------------
    Net Cash (Used) by Investing Activities                                         (330)                    (395)
                                                                           --------------           --------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                 (11,494)                    (238)
    Net Advances on Revolving Line of Credit                                       2,892                        0
    Borrowing on Term Loans and Subordinated Notes                                 6,700                        0
    Issuance of Convertible Preferred Stock                                        2,000                        0
    Expended for Financing Costs                                                  (1,130)                       0
    Advances (To) Affiliates - Discontinued Operations                                 0                      (83)
                                                                           --------------           --------------
    Net Cash (Used) by Financing Activities                                       (1,032)                    (321)
                                                                           --------------           --------------

Net (Decrease) in Cash                                                              (251)                     (50)
Cash at Beginning of Period                                                          410                       92
                                                                           --------------           --------------
Cash at End of Period                                                      $         159            $          42
                                                                           ==============           ==============

Non-cash financing activities:  See Notes F and H

The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the USA for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, MTS Packaging Systems, Inc. ("MTS Packaging"). All other subsidiaries of the Company did not have operations during the three months ended June 30, 2002 and 2001.


NOTE B - INVENTORIES

     The components of inventory consist of the following:

                                                                      June 30,             March 31,
                                                                        2002                  2002
                                                                  -----------------     -----------------
                                                                              (In Thousands)
               Raw Materials                                      $        1,118        $          964
               Finished Goods and Work in Progress                         1,226                 1,288
               Less:  Inventory Valuation Allowance                          (57)                 (40)
                                                                  -----------------     -----------------
                                                                  $        2,287        $        2,212
                                                                  =================     =================


     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

     Net Income per common share is computed by dividing net income by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options and warrants would represent. In addition, the convertible preferred stock has been treated as if it had been converted into common stock on the date of issuance.

     The CEO of the Company may elect to receive shares of restricted common stock in lieu of cash compensation according to the terms of his Stock Appreciation Rights Agreement with the Company. The terms of the Company's prior loan agreement restricted his ability to make the election to receive shares; however, the terms of the Company's current loan agreements do not contain such a restriction. As a result, the Company has included the number of shares that he could elect to receive in lieu of cash, in its calculation of earnings per share.

     The following table sets forth the computation of income per basic and diluted common share:

                                                                                         Three Months Ended
                                                                               ------------------------------------
                                                                                   June 30,            June 30,
                                                                                     2002                2001
                                                                               ----------------    ----------------
  Numerator:

   Net Income                                                                  $      435,000      $       383,000

     Minus:
        Constructive Dividend Related to Beneficial Conversion Feature of
             the Convertible Preferred Stock                                         (347,000)                   0

        Convertible Preferred Stock Dividend Payable                                   (3,000)                   0
                                                                               -----------------   -----------------

  Net Income Available to Common Shareholders                                  $       85,000      $       383,000
                                                                               -----------------   -----------------

  Denominator:

         Weighted Average Shares Outstanding - Basic                                4,338,000            4,234,000

         Add:  Effect of Dilutive Warrants and Options                                518,000              186,000

               Effect of Conversion of Convertible Preferred Stock
                  Into Common Stock                                                    46,000                    0

               Effect of Shares Available for Issuance under SAR Agreement            239,000                    0
                                                                               -----------------   -----------------

         Weighted Average Shares Outstanding - Diluted                              5,141,000            4,420,000
                                                                               =================   =================

  Net Income Per Basic and Diluted Common Share                                $         0.02      $          0.09
                                                                               =================   =================


     Certain provisions of the warrants and the terms of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note H).


NOTE D - REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and title transfers. Revenue includes certain amounts invoiced to customers for freight and handling charges.

     The Company includes the actual cost of freight and handling incurred in cost of sales. The actual cost of freight and handling for the three months ended June 30, 2002 and 2001 was $380,000 and $345,000 respectively.


NOTE E - RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

         The Company expenses product research and development costs as incurred. The Company incurred approximately $10,000 and $13,000 during the three months ended June 30, 2002 and 2001 respectively for research and development costs.

     All costs incurred subsequent to the completion of research and development activities associated with the product's hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company incurred approximately $130,000 and $134,000 of product development costs during the three months ended June 30, 2002 and 2001 respectively.

     Product development costs (predominantly software related costs) are generally amortized on a straight-line basis over a five (5) year period.

     At March 31, 2002 and June 30, 2002, the Company's capitalized product development costs included its new OnDemand product, which represented $1,314,000 and $1,247,000 respectively of the total capitalized product development costs (see Note L). Manufacturing costs of approximately $441,000 and $285,000 were included in the OnDemand capitalized product development costs at March 31, 2002 and June 30, 2002 respectively. The first OnDemand machine was sold in June 2002.


NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                       June 30,         March 31,
                                                                                         2002             2002
                                                                                    -------------    --------------
                                                                                             (In Thousands)
Bank Term Loan payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.1 million on that date secured by all tangible and
    intangible assets of the Company.                                                $       0       $    11,449

  Revolving  Line of Credit  due June 26,  2005 plus  interest  payable  at 1%
    above the prime rate (5.75% at June 30, 2002).                                       2,892                 0

  Bank Term Loan payable in monthly  installments  of $83,333 plus interest at
    2.25% above the prime rate (7.0% at June 30, 2002) through June 2004.                2,000                 0

  Bank Term Loan payable in monthly  installments  of $11,667 plus interest at
    1.25% above the prime rate (6.0% at June 30, 2002) through June 2007.                  700                 0

  Subordinated Note - Face amount of $4,000,000, less original issue discount of
    $1,240,000 (see Note H), due June 26, 2007 plus interest payable
    monthly at 14%.                                                                      2,760                 0

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      115               122

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $3,500 over a
    period of four years.                                                                  160               171

   Other Notes and Agreements                                                               29                38
                                                                                    --------------   ---------------
  Total Long -Term Debt                                                                  8,656            11,780
  Less Current Portion                                                                  (1,170)             (968)
                                                                                    --------------   ---------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $   7,486       $    10,812
                                                                                    ===============  ================

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

     The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.) (See note H.)

     The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

     The bank term loans also contain provisions that require the Company to make additional principal payments based upon its excess cash flow and also requires the Company to maintain certain financial ratios and stockholders' equity levels. In addition, certain provisions limit the amount of capital expenditures that the company can make each year.


NOTE G - CONTINGENCIES

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


NOTE H - STOCKHOLDER EQUITY

     In June 2002, the Company issued subordinated notes to an investor (see Note F). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten
(10) years.

     Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company's option and are cumulative. The preferred stock is convertible into 847,457 shares of the Company's common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company's common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (See Note C).

     In addition, the make-whole provision and certain antidilution provisions also represent a contingent beneficial conversion feature of the convertible preferred stock. The effect of this feature may result in the issuance of additional shares at some future date; however, since the issuance of these shares is contingent on future events, the effect of this feature will be recorded at the time the events occur.

     The terms of the warrant and convertible preferred stock agreements contain certain antidilution provisions.

     The warrant agreement also contains a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event there is a change in control of the voting common stock of the Company, if there is a sale of the Company, or if there is a public offering of the Company's common stock.

     In the event that the Company is required to make payments to the holders of the warrants and/or preferred stock, it may elect to issue additional warrants and/or preferred stock in lieu of cash payment. Although the make-whole provision and other provisions of the warrant agreement and convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

     The Company has determined the value of the warrants and the make-whole and other provisions of the warrants and has recorded this amount as a component of its stockholders' equity. This amount, $1,240,000 also represents the original issue discount that will be amortized over the five-year term of the subordinated note.

     The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of its fees related to the above referenced financing. The warrants are fully exercisable for five (5) years at $1.50 per share. The value of these warrants, $324,000, was determined based upon the value of the Company's common stock on the date the warrants were issued. The Company recorded the value of the warrants as a component of its financing costs incurred (see Note I).


NOTE I - FINANCING COSTS

     The Company incurred approximately $1,458,000 during the three months ended June 30, 2002, including the value of the warrants issued to the Company's financial advisors, in costs related to obtaining certain financing described in Notes F and H. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as an other asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2002. SFAS 142 is effective for the fiscal year beginning April 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

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

     The Company's initial analysis of the effect of these new standards indicates that the adoption of the standards will not have a material impact on its financial statements. As of March 31, 2001 and 2002 and June 30, 2002, no amounts of goodwill are recorded.


NOTE K - RECLASSIFICATIONS

     Certain reclassifications were made to the June 30, 2001 financial statements to conform to the 2002 presentations.


NOTE L - OTHER ASSETS

     Other assets consist of the following:

                                                                                    June 30,            March 31,
                                                                                      2002                2002
                                                                                ----------------    ----------------
  Product Development                                                          $       2,135        $      2,202
      Less Accumulated Amortization                                                     (334)               (315)
                                                                               -----------------    ----------------
                                                                                       1,801               1,887
                                                                               -----------------    ----------------

  Patents                                                                              1,213               1,196
      Less Accumulated Amortization                                                     (746)               (725)
                                                                               -----------------    ----------------
                                                                                         467                 471
                                                                               -----------------    ----------------

  Financing Costs                                                                      1,090                   0
      Less Accumulated Amortization                                                       (5)                  0
                                                                               -----------------    ----------------
                                                                                       1,085                   0
                                                                               -----------------    ----------------

  Other                                                                                  197                 190
      Less Accumulated Amortization                                                      (87)                (71)
                                                                               -----------------    ----------------
                                                                                         110                 119
                                                                               -----------------    ----------------

  Total Other Assets Net                                                       $       3,463        $      2,477
                                                                               =================    ================

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

     Net sales for the three months ended June 30, 2002 increased 16.9% to $6.9 million from $5.9 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, the Company sold its first OnDemand machine during the three months ended June 30, 2002. Prices for disposable products were stable during the first quarter of fiscal 2003 compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the three months ended June 30, 2002 increased 22.9% to $4.3 million from $3.5 million during the same period the prior year. Cost of sales as a percentage of sales increased to 62.3% from 59.3% during the same period the prior year. The increase in cost of sales results from increased costs associated with higher revenue. The increase in the cost of sales percentage is due in part to the fact that the first OnDemand machine was sold for an amount that approximated its cost. In addition, during the three months ended June 30, 2002, the Company incurred higher overhead costs compared to the same period the prior year. The higher costs related primarily to the addition of personnel in its factory operations in anticipation of expected growth.

     Selling, general and administration expenses for the three months ended June 30, 2002 increased 15.4% to $1.5 million from $1.3 million in the same period during the prior year primarily due to increased personnel costs, marketing expenditures and costs associated with the Company's operations in the United Kingdom.

     Research and development expenses for three months ended June 30, 2002 decreased 23.1% to $10,000 from $13,000 during the same period the prior year. The decrease resulted primarily from the fact that the Company directed more of its development resources to the completion of new products as opposed to the research of new products.

     Depreciation and amortization expenses for the three months ended June 30, 2002 decreased 14.3% to $192,000 from $224,000 during the same period the prior year. The decrease is a result of the fact that certain assets became fully depreciated since June 30, 2001.

     Interest expense for the three months ended June 30, 2002 decreased 7.9% to $221,000 from $240,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreements.

     Income tax expense increased 9.2% to $261,000 during the three months ended June 30, 2002 compared to $239,000 the prior year. The increase results from income tax expense associated with higher income.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months ended June 30, 2002, the Company had net income of $435,000 compared to net income of $383,000 the prior year. Cash provided by operations was $1,111,000 during the three months ended June 30, 2002 compared to $666,000 provided in the prior year. The Company had working capital of $2,794,000 at June 30, 2002.

     The increase in cash provided by operating activities during the three months ended June 30, 2002 compared to the same period the prior year was primarily due to increases in accounts payable that resulted from slower payments related to changes in credit terms provided by certain vendors.

     Investing activities used $330,000 during the three months ended June 30, 2002 compared to $395,000 the prior year. The decrease results primarily from a reduction in expenditures for improvements to the Company's facilities.

     Financing activities used $1,032,000 during the three months ended June 30, 2002 compared to $361,000 the prior year. In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with cash on hand, the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company's eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

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

     The warrant agreement and the terms of the convertible preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants and the convertible preferred stock. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event that there is a change in control of the voting common stock of the Company, if there is a sale of the Company, or if there is a public offering of the Company's common stock.

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

     The Company believes that the cash generated from operations during this fiscal year is expected to be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its loan agreements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K


A.       Reports on Form 8K

                  None

B.       Exhibit 99.1

                  Certification Pursuant to 18 U.S.C.ss.1350



Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL TECHNOLOGY SYSTEMS, INC.



Date:  August 14, 2002              By:     /s/ Michael P. Conroy
----------------------              -------------------------------------------
                                    Michael P. Conroy
                                    Vice President & Chief Financial Officer



                                    By: /s/ Mark J. Connolly
                                    -------------------------------------------
                                    Mark J. Connolly
                                    Principal Accounting Officer and Controller

                                                             Exhibit 99.1

                   Certification Pursuant to 18 U.S.C.ss.1350


     In connection with the filing with the United States Securities and Exchange Commission of Medical Technology Systems, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"), the undersigned, the Chief Executive Officer and the Chief Financial Officer of the Company, hereby certify (i) in our capacities as officers of the Company,
(ii) to each of our own respective actual knowledge, and (iii) solely for the purpose of compliance with 18 U.S.C. ss.1350, that:

     (1) the Report fully complies with the requirements ofss.13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The above certification is given as of the date of the Report and is limited to the periods covered by the Report. The above certification is made severally and not jointly.

     IN WITNESS WHEREOF, the undersigned have executed this Certificate on August 14, 2002.



                            MEDICAL TECHNOLOGY SYSTEMS, INC.

                            By: /s/ Todd E. Siegel
                            ----------------------------------
                            Todd E. Siegel
                            Chief Executive Officer



                            By: /s/ Michael P. Conroy
                            ----------------------------------
                            Michael P. Conroy
                            Chief Financial Officer