Form 10-Q
period 2002-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2002-11-15
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ___________________ to ___________________


Commission file number: 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                           59-2740462
---------------------------------                       ----------------------
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


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page

Part I -  Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
             September 30, 2002 and March 31, 2002......................       1


          Condensed Consolidated Statements of Earnings -
             Three and Six Months Ended September 30, 2002 and 2001.....       2


          Condensed Consolidated Statements of Changes in Stockholders'
             Equity - Six Months Ended September 30, 2002...............       3


          Condensed Consolidated Statements of Cash Flows -
             Six Months Ended September 30, 2002 and 2001...............       4


          Notes to Condensed Consolidated Financial Statements..........  5 - 12


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 13 - 16


Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      17


Item 4.   Controls and Procedures.......................................      17


Part II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders...........      18


Item 6.   Exhibits and Reports on Form 8-K..............................      18


          Signatures....................................................     18


Certifications.......................................................... 19 - 20

Item 1.  Financial Statements


                         PART 1 - FINANCIAL INFORMATION

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                     ASSETS

                                                                         September 30,               March 31,
                                                                             2002                      2002
                                                                       ----------------          -----------------
                                                                         (Unaudited)
Current Assets:
     Cash                                                              $           220            $           410
     Accounts Receivable, Net                                                    3,482                      3,456
     Inventories                                                                 2,698                      2,212
     Prepaids and Other                                                            279                        199
     Deferred Tax Benefits                                                       1,232                      1,232
                                                                       ----------------          -----------------
     Total Current Assets                                                        7,911                      7,509

Property and Equipment, Net                                                      2,725                      2,425
Other Assets, Net                                                                2,994                      2,477
Deferred Tax Benefits                                                            2,665                      3,104
                                                                       ----------------          -----------------

Total Assets                                                           $        16,295            $        15,515
                                                                       ================          =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Current Maturities of Long-Term Debt                              $         1,169           $            968
     Accounts Payable and Accrued Liabilities                                    3,398                      3,267
                                                                       ----------------          -----------------
     Total Current Liabilities                                                   4,567                      4,235

Long-Term Debt, Less Current Maturities                                          7,392                     10,812
                                                                       ----------------          -----------------
Total Liabilities                                                               11,959                     15,047
                                                                       ----------------          -----------------
Stockholders' Equity:
     Common Stock                                                                   44                         43
     Preferred Stock                                                                 1                          0
     Capital In Excess of Par Value                                             11,947                      8,806
     Accumulated Deficit                                                        (7,328)                    (8,053)
     Treasury Stock                                                               (328)                      (328)
                                                                       ----------------          -----------------
     Total Stockholders' Equity                                                  4,336                        468
                                                                       ----------------          -----------------
     Total Liabilities and Stockholders' Equity                        $        16,295           $         15,515
                                                                       ================          =================

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                  September 30,                       September 30,
                                                         -------------------------------     -------------------------------
                                                              2002              2001              2002              2001
                                                         --------------    -------------     --------------    -------------
Revenue:
      Net Sales                                          $       6,719     $      5,991      $      13,626     $     11,867

Costs and Expenses:
      Cost of Sales                                              4,085            3,495              8,412            6,975
      Selling, General and Administrative                        1,541            1,346              3,012            2,656
      Depreciation and Amortization                                251              233                436              457
                                                         --------------    -------------     --------------    -------------
Total Costs and Expenses                                         5,877            5,074             11,860           10,088
                                                         --------------    -------------     --------------    -------------

Operating Profit                                                   842              917              1,766            1,779

Other Expenses
      Interest Expense                                             228              241                449              481
      Amortization of:
          Financing Costs                                           85                0                 89                0
          Original Issue Discount                                   62                0                 65                0
                                                         --------------    -------------     --------------    -------------
Total Other Expenses                                               375              241                603              481

Income Before Income Taxes                                         467              676              1,163            1,298

Income Tax Expense                                                 177              237                438              476
                                                         --------------    -------------     --------------    -------------

Net Income                                                         290              439                725              822

Non-Cash Constructive Dividend Related to
      Beneficial Conversion Feature of Convertible
          Preferred Stock                                            0                0                347                0

Convertible Preferred Stock Dividends                               55                0                 58                0
                                                         --------------    -------------     --------------    -------------

Net Income Available to Common Stockholders              $         235     $        439      $         320     $        822
                                                         ==============    =============     ==============    =============

Net Income Per Basic Common Share                        $        0.05     $       0.10      $        0.07     $       0.19
                                                         ==============    =============     ==============    =============

Net Income Per Diluted Common Share                      $        0.04     $       0.10      $        0.06     $       0.19
                                                         ==============    =============     ==============    =============



The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED SEPTEMBER 30, 2002
                                 (In Thousands)
                                   (Unaudited)


                                     Common Stock       Preferred Stock
                                    $.01 Par Value      $.001 Par Value       Capital                                     Total
                                 --------------------  -----------------     In Excess     Accumulated    Treasury    Stockholder's
                                   Shares    Amount     Shares   Amount    of Par Value      Deficit        Stock        Equity
                                 ---------- --------   -------- --------  --------------  -------------  ----------  ---------------
Balance, March 31, 2002          4,331,161   $   43         0    $   0      $    8,806      $  (8,053)     $ (328)      $     468

Stock Options and Warrants
 Exercised                          40,362        1                                  4                                          5

Warrants Issued                                                                  1,564                                      1,564

Preferred Stock Issued                                  2,000        1           1,999                                      2,000

Costs Related to Equity Issued                                                    (368)                                      (368)

Convertible Preferred Stock
 Dividend                                                                          (58)                                       (58)

Non-Cash Constructive Dividend
 Related to Beneficial Conversion
  Feature of Convertible
   Preferred Stock                                                                (347)                                      (347)

Amortization of Non-Cash
 Constructive Dividend related to
  Beneficial Conversion Feature
   of Convertible Preferred Stock                                                  347                                        347

Net Income for Six Months Ended
 September 30, 2002                                                                               725                         725
                                 ---------- --------  --------  --------  --------------  -------------  ----------  ---------------

Balance September 30, 2002       4,371,523   $   44     2,000    $    1     $   11,947      $  (7,328)     $ (328)      $   4,336
                                 ========== ========  ========  ========  ==============  =============  ==========  ===============


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                         2002                    2001
                                                                                    -------------           -------------
Operating Activities
    Net Income                                                                      $        725            $        862
                                                                                    -------------           -------------
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
       Obsolete Inventory Written Off                                                         29                       0
       Deferred Compensation                                                                   0                       4
       Amortization of Original Issue Discount                                                65                       0
       Amortization of Deferred Financing Costs                                               89                       0
       Depreciation and Amortization                                                         436                     457
       Income Tax Expense                                                                    438                     476
       (Increase) Decrease in:
           Accounts Receivable                                                               (26)                   (316)
           Inventories                                                                        39                     166
           Prepaids and Other                                                                (80)                    (60)
       Increase in:
           Accounts Payable and Other Accrued Liabilities                                    131                     125
                                                                                    -------------           -------------
    Total Adjustments                                                                      1,121                     852
                                                                                    -------------           -------------
    Net Cash Provided by Operating Activities                                              1,846                   1,714
                                                                                    -------------           -------------

Investing Activities
    Expended for Property and Equipment                                                     (503)                   (662)
    Expended for Product Development                                                        (259)                   (296)
    Expended for Patents and Other Assets                                                    (44)                    (15)
                                                                                    -------------           -------------
    Net Cash Used by Investing Activities                                                   (806)                   (973)
                                                                                    -------------           -------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                         (11,781)                   (574)
    Net Advances on Revolving Line of Credit                                               3,039                       0
    Borrowing on Term Loans and Subordinated Notes                                         6,700                       0
    Issuance of Convertible Preferred Stock                                                2,000                       0
    Expended for Financing Costs                                                          (1,130)                      0
    Dividends on Convertible Preferred Stock                                                 (58)                      0
    Advances (To) Affiliates - Discontinued Operations                                         0                    (169)
                                                                                    -------------           -------------
    Net Cash Used by Financing Activities                                                 (1,230)                   (743)
                                                                                    -------------           -------------

Net Decrease in Cash                                                                        (190)                     (2)
Cash at Beginning of Period                                                                  410                      92
                                                                                    -------------           -------------
Cash at End of Period                                                               $        220            $         90
                                                                                    =============           =============


See Note L for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by the US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, MTS Packaging Systems, Inc. ("MTS Packaging"). All other subsidiaries of the Company did not have operations during the three and six months ended September 30, 2002 and 2001.


NOTE B - INVENTORIES

     The components of inventory consist of the following:


                                             September 30,          March 31,
                                                 2002                 2002
                                         -----------------     -----------------
                                                     (In Thousands)

Raw Materials                              $       1,094         $         964
Finished Goods and Work in Progress                1,673                 1,288
Less:  Inventory Valuation Allowance                 (69)                  (40)
                                         -----------------     -----------------
                                           $       2,698         $       2,212
                                         =================     =================


     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

     Net Income per common share is computed by dividing net income available to common shareholders by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options and warrants would represent. In addition, the convertible preferred stock has been treated as if it had been converted into common stock on the date of issuance.

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

     The following table sets forth the computation of income per basic and diluted common share:

                                                              Three Months Ended                 Six Months Ended
                                                        ------------------------------   -------------------------------
                                                         September 30,   September 30,    September 30,    September 30,
                                                             2002             2001            2002             2001
                                                        --------------   -------------   --------------   --------------
Numerator:

 Net Income                                              $       290      $      439      $       725      $       822

   Minus:
     Constructive Dividend Related to Beneficial
       Conversion Feature of the Convertible
          Preferred Stock                                          0               0              347                0

      Convertible Preferred Stock Dividend                        55               0               58                0
                                                       ---------------  --------------  ---------------  ---------------

Net Income Available to Common Stockholders                      235             439              320              822
                                                       ---------------  --------------  ---------------  ---------------

Denominator:

   Weighted Average Shares Outstanding - Basic                 4,363           4,308            4,347            4,271

   Add: Effect of Dilutive Warrants and Options                  945              92              616              138

   Effect of Conversion of Convertible Preferred
     Stock into Common Stock                                     847               0              447                0

   Effect of Shares Available for Issuance under SAR
     Agreement                                                   239               0              239                0
                                                       ---------------  --------------  ---------------  ---------------

   Weighted Average Shares Outstanding - Diluted               6,394           4,400            5,649            4,409
                                                       ===============  ==============  ===============  ===============

Net Income Per Basic Common Share                       $       0.05      $     0.10      $      0.07      $      0.19
                                                       ===============  ==============  ===============  ===============

Net Income Per Diluted Common Share                     $       0.04      $     0.10      $      0.06      $      0.19
                                                       ===============  ==============  ===============  ===============



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

     The Company includes the actual cost of freight and handling incurred in cost of sales. The actual cost of freight and handling for the six months ended September 30, 2002 and 2001 was $803,000 and $663,000 respectively.


NOTE E - RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

     The Company expenses product research and development costs as incurred. The Company incurred approximately $57,000 and $47,000 during the six months ended September 30, 2002 and 2001 respectively for research and development costs.

     All costs incurred subsequent to the completion of research and development activities associated with the product's hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $259,000 and $296,000 of product development costs during the six months ended September 30, 2002 and 2001 respectively.

     Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $102,000 and $39,000 for the six months ended September 30, 2002 and 2001 respectively.

     At March 31, 2002 and September 30, 2002, the Company's capitalized product development costs included its new OnDemand product, which represented $1,314,000 and $1,078,500 respectively of the total capitalized product development costs (see Note L). Manufacturing costs of approximately $441,000 were included in the OnDemand capitalized product development costs at March 31, 2002. All manufacturing costs of the OnDemand product were included in inventory at September 30, 2002. The Company expects that an additional approximately $250,000 will be expended during the current fiscal year to complete the development of the OnDemand product.

     The first OnDemand machine was sold in June 2002. The second OnDemand machine has been installed at a customer's location. Once certain performance specification are met and the customer formally accepts the machine, the Company will record the revenue associated with this installation.

NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    September 30,       March 31,
                                                                                         2002             2002
                                                                                    -------------    --------------
                                                                                             (In Thousands)
  Bank Term Loan payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.1 million on that date secured by all tangible and
    intangible assets of the Company.                                                $       0       $    11,449

  Revolving  Line of Credit  due June 26,  2005 plus  interest  payable  at 1%
    above the prime rate (5.75% at September 30, 2002).                                  3,040                 0

  Bank Term Loan payable in monthly  installments  of $83,333 plus interest at
    2.25% above the prime rate (7.0% at September 30, 2002) through June 2004.           1,750                 0

  Bank Term Loan payable in monthly  installments  of $11,667 plus interest at
    1.25% above the prime rate (6.0% at September 30, 2002) through June 2007.             665                 0

  Subordinated Note - Face amount of $4,000,000, less unamortized original issue discount of $1,175,000 (see Note H), due June 26, 2007 plus
    interest payable monthly at 14%.                                                     2,825                 0

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      109               122

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $3,500 through
    April 2006.                                                                            148               171

   Other Notes and Agreements                                                               24                38
                                                                                    -------------    --------------
  Total Long -Term Debt                                                                  8,561            11,780
  Less Current Portion                                                                  (1,169)             (968)
                                                                                    -------------    --------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $   7,392       $    10,812
                                                                                    =============    ==============


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

     The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.) (See note H.) The relative value of the warrants, and certain imbedded features of the warrants, were recorded as part of the stockholders' equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $65,000 for the six months ended September 30, 2002.

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

     The Company sold the assets of subsidiaries LifeServ and MTL during fiscal 2000. The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation totaling approximately $120,000, as of September 30, 2002, payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor. In November 2002, the Company received a notification from the financial institution that the obligation was in default. In addition, the financial institution advised the Company that it will seek repayment of the obligation from the Company under the terms of the guaranty. At the time the Company provided its guaranty, it received an indemnification from the majority owner of the buyer for any amounts that it may have to pay under terms of the guaranty. In the event that the Company is required to repay the obligation, it intends to seek reimbursement from the owner of the buyer under the terms of the indemnification.

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

     Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company's option and are cumulative. Through the period ended September 30, 2002, all dividends due in the amount of approximately $58,000 were paid in cash. The preferred stock is convertible into 847,457 shares of the Company's common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company's common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (See Note C).

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

     In the event the Company is required to make payments to the holders of the warrants and/or preferred stock, it may elect to issue additional warrants and/or preferred stock in lieu of cash payment. Although the make-whole provision and other provisions of the warrant agreement and convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

     The Company has determined the value of the warrants and the make-whole and other provisions of the warrants and has recorded this amount as a component of its stockholders' equity. This amount, $1,240,000 also represents the original issue discount that will be amortized over the five-year term of the subordinated note.

     The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of the fees related to the above referenced financing. The warrants are fully exercisable for five (5) years at $1.50 per share. The value of these warrants, $324,000, was determined based upon the value of the Company's common stock on the date the warrants were issued. The Company recorded the value of the warrants as a component of its financing costs incurred (see Note I).

NOTE I - FINANCING COSTS

     The Company incurred approximately $1,458,000 during the six months ended September 30, 2002, including the value of the warrants issued to the Company's financial advisors related to obtaining certain financing described in Notes F and H. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as an other asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. Amortization expense related to the financing costs was $89,000 for the six months ended September 30, 2002.


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

     The Company's initial analysis of the effect of these new standards indicates that the adoption of the standards will not have a material impact on its financial statements. As of March 31, 2001 and 2002 and September 30, 2002, no amounts of goodwill are recorded.


NOTE K - RECLASSIFICATIONS

     Certain reclassifications were made to the September 30, 2001 financial statements to conform to the 2002 presentations.

NOTE L - OTHER ASSETS

     Other assets consist of the following:

                                                                 September 30,               March 31,
                                                                      2002                     2002
                                                               ----------------         -----------------
                                                                            (In Thousands)
          Product Development                                  $      1,842             $       2,202
              Less Accumulated Amortization                            (417)                     (315)
                                                               ----------------         -----------------
                                                                      1,425                     1,887
                                                               ----------------         -----------------

          Patents                                                     1,228                     1,196
              Less Accumulated Amortization                            (767)                     (725)
                                                               ----------------         -----------------
                                                                        461                       471
                                                               ----------------         -----------------

          Financing Costs                                             1,090                         0
              Less Accumulated Amortization                             (89)                        0
                                                               ----------------         -----------------
                                                                      1,001                         0
                                                               ----------------         -----------------

          Other                                                         202                       190
              Less Accumulated Amortization                             (95)                      (71)
                                                               ----------------         -----------------
                                                                        107                       119
                                                               ----------------         -----------------

          Total Other Assets Net                               $      2,994             $       2,477
                                                               ================         =================



     During the six months ended September 30, 2002, the Company reclassified approximately $554,000 of product development costs from other assets to inventory.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates", "estimates", "expects", "intends", "believes", "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001
----------------------------------------------

     Net sales for the three months ended September 30, 2002 increased 11.7% to $6.7 million from $6.0 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were stable compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the three months ended September 30, 2002 increased 17.1% to $4.1 million from $3.5 million during the same period the prior year. Cost of sales as a percentage of sales increased to 61.2% from 58.3% during the same period the prior year. The increase in cost of sales primarily results from increased costs associated with higher revenue. The higher costs, as a percentage of sales, result primarily from the addition of personnel in factory operations in anticipation of expected growth in revenue, as well as the launch of the OnDemand machine.

     Selling, general and administration expenses for the three months ended September 30, 2002 increased 15.4% to $1.5 million from $1.3 million in the same period during the prior year primarily due to increased personnel costs, training, marketing expenditures and costs associated with the Company's operations in the United Kingdom.

     Depreciation and amortization expenses for the three months ended September 30, 2002 increased 7.7% to $251,000 from $233,000 during the same period the prior year. The increase results primarily from the fact that the Company began to amortize the capitalized development costs associated with the OnDemand product during the three months ended September 30, 2002.

     Other expenses related to the June 2002 refinancing of the Company's long-term debt were $147,000 during the three months ended September 30, 2002. These expenses resulted from the amortization of certain costs associated with the financing ($85,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing, ($62,000).

     Interest expense for the three months ended September 30, 2002 decreased 5.4% to $228,000 from $241,000 during the same period the prior year. The decrease results from a reduction in outstanding debt that resulted from the June 2002 refinancing.

     Income tax expense decreased 25.3% to $177,000 during the three months ended September 30, 2002 compared to $237,000 the prior year. The decrease results from lower income tax expense associated with lower income.


Six Months Ended September 30, 2002 and 2001
--------------------------------------------

     Net sales for the six months ended September 30, 2002 increased 14.3% to $13.6 million from $11.9 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were stable compared to the prior year. In addition, one (1) OnDemand machine was sold during the six months ended September 30, 2002. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the six months ended September 30, 2002 increased 20.0% to $8.4 million from $7.0 million during the same period the prior year. Cost of sales as a percentage of sales increased to 61.8% from 58.8% during the same period the prior year. The increase in cost of sales primarily results from increased costs associated with higher revenue. The increase in the cost of sales as a percentage of sales results primarily from higher overhead costs incurred compared to the same period the prior year. The higher costs are related primarily to the addition of personnel in factory operations in anticipation of expected growth in revenue, as well as the launch of the OnDemand machine.

     Selling, general and administration expenses for the six months ended September 30, 2002 increased 11.1% to $3.0 million from $2.7 million in the same period during the prior year primarily due to increased personnel costs, training, marketing expenditures and costs associated with the Company's operations in the United Kingdom.

     Depreciation and amortization expenses for the six months ended September 30, 2002 decreased 4.5% to $436,000 from $457,000 during the same period the prior year. The decrease results primarily from the fact that certain assets became fully depreciated since September 30, 2001.

     Other expenses related to the June 2002 refinancing of the Company's long-term debt were $154,000 during the six months ended September 30, 2002. These expenses resulted from the amortization of certain costs associated with the financing ($89,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing ($65,000).

     Interest expense for the six months ended September 30, 2002 decreased 6.6% to $449,000 from $481,000 during the same period the prior year. The decrease results from a reduction in outstanding debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreements as well as a reduction in outstanding debt that resulted from the June 2002 refinancing.

     Income tax expense decreased 8.0% to $438,000 during the six months ended September 30, 2002 compared to $476,000 the prior year. The decrease results from lower income tax expense associated with lower income.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended September 30, 2002, the Company had net income of $725,000 compared to net income of $822,000 the prior year. Cash provided by operating activities was $1,846,000 during the six months ended September 30, 2002 compared to $1,714,000 provided in the prior year. The Company had working capital of $3,344,000 at September 30, 2002.

     The increase in cash provided by operating activities during the six months ended September 30, 2002 compared to the same period the prior year was primarily due to faster collection of accounts receivable resulting from increased collection efforts.

     Investing activities used $806,000 during the six months ended September 30, 2002 compared to $973,000 the prior year. The decrease results primarily from a reduction in expenditures for improvements to the Company's facilities and lower expenditures for capitalized development costs related to the OnDemand machine.

     Financing activities used $1,230,000 during the six months ended September 30, 2002 compared to $743,000 the prior year. The increase resulted primarily from the costs associated with the refinance of the Company's long-term debt. In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with cash on hand, the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company's eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

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

     The Company's short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels may change significantly if the Company is successful in selling its OnDemand machine. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While we had no holdings of derivative financial or commodity investments at September 30, 2002, we are exposed to financial market risks, including changes in interest rates. Although certain of our borrowings bear a fixed interest rate, our borrowings under our revolving line of credit and certain term loans bear interest at a variable rate based upon the prime rate.


ITEM 4.  CONTROLS AND PROCEDURES

     A. Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 15a-14(c) and 15d-14(c)). Based upon and as of the date of that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed summarized and reported as and when required.

     B. Changes in Internal Controls

          There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of the Shareholders of the Company was held on September 24, 2002. Messrs. Todd E. Siegel, David Kazarian, Michael Conroy, John Stanton and Frank Newman were elected directors of the Company for one-year terms. There were a total of 5,056,709 shares of Common Stock voted. Each nominee received at least 5,017,063 votes.

     Grant Thornton LLP was ratified as the Company's independent certified public accountants for fiscal year 2003 with 5,056,207 shares of Common Stock voted in favor, 360 shares of Common Stock voted against, and 142 shares of Common Stock abstained.


Item 6.  Exhibits and Reports on Form 8-K


     A.    Reports on Form 8K

           None

     B.    Exhibit 99.1

           Certification Pursuant to 18 U.S.C.ss.1350

     C.    Exhibit 99.2

           Certification Pursuant to 18 U.S.C.ss.1350


Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MEDICAL TECHNOLOGY SYSTEMS, INC.


Date:  November 14, 2002            By:     /s/ Michael P. Conroy
-------------------------           ----------------------------------------
                                    Michael P. Conroy
                                    Vice President & Chief Financial Officer



Date:  November 14, 2002            By:     /s/ Mark J. Connolly
-------------------------           ----------------------------------------
                                    Mark J. Connolly
                                    Principal Accounting Officer and Controller

                                 CERTIFICATIONS


I, Todd E. Siegel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Technology Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 14, 2002               By: /s/ Todd E. Siegel
     -------------------------              ----------------------------------
                                            Todd E. Siegel
                                            President & Chief Executive Officer

I, Michael P. Conroy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Technology Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 14, 2002          By:  /s/ Michael P. Conroy
    -------------------------          ---------------------------------------
                                       Michael P. Conroy
                                       Vice President & Chief Financial Officer

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medical Technology Systems, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 14, 2002

/s/ Todd E. Siegel
--------------------------------------
Todd E. Siegel
President and Chief Executive Officer

Exhibit 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medical Technology Systems, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2002



/s/ Michael P. Conroy
----------------------------------------
Michael P. Conroy
Vice President & Chief Financial Officer