Form 10-Q
period 2002-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2003-02-13
CIK 823560

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended December 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ___________________ to ___________________


Commission file number: 0-16594

                        MEDICAL TECHNOLOGY SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                          59-2740462
------------------------------------                    -----------------------
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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----     -----


     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes         No    X
                                                   -----       -----

     As of December 31, 2002, the Registrant had 4,371,523 shares of common stock, $.01 par value per share, issued and outstanding.


                                      10Q-1
                                       i.
                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES


                                      Index

                                                                          Page
Part I - Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
              December 31, 2002 and March 31, 2002......................       1


          Condensed Consolidated Statements of Earnings -
              Three and Nine Months Ended December 31, 2002 and 2001....       2


          Condensed Consolidated Statements of Changes in Stockholders' Equity -
              Nine Months Ended December 31, 2002.......................       3


          Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 2002 and 2001..............       4


          Notes to Condensed Consolidated Financial Statements..........  5 - 12


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 13 - 16


Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      17


Item 4.   Controls and Procedures.......................................      17


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K..............................      18


          Signatures....................................................      18


Certifications.......................................................... 19 - 22

Item 1.  Financial Statements


                    PART 1 - FINANCIAL INFORMATION

          MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)


                                     ASSETS

                                                                         December 31,                March 31,
                                                                             2002                      2002
                                                                       ----------------          -----------------
                                                                         (Unaudited)
Current Assets:
     Cash                                                              $           122            $           410
     Accounts Receivable, Net                                                    4,372                      3,456
     Inventories                                                                 3,072                      2,212
     Prepaids and Other                                                            261                        199
     Deferred Tax Benefits                                                       1,232                      1,232
                                                                       ----------------          -----------------
     Total Current Assets                                                        9,059                      7,509

Property and Equipment, Net                                                      2,789                      2,425
Other Assets, Net                                                                2,842                      2,477
Deferred Tax Benefits                                                            2,404                      3,104
                                                                       ----------------          -----------------

Total Assets                                                           $        17,094            $        15,515
                                                                       ================          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Current Maturities of Long-Term Debt                              $         1,168           $            968
     Accounts Payable and Accrued Liabilities                                    3,663                      3,267
                                                                       ----------------          -----------------
     Total Current Liabilities                                                   4,831                      4,235

Long-Term Debt, Less Current Maturities                                          7,552                     10,812
                                                                       ----------------          -----------------
Total Liabilities                                                               12,383                     15,047
                                                                       ----------------          -----------------

Stockholders' Equity:
     Common Stock                                                                   44                         43
     Preferred Stock                                                                 1                          0
     Capital In Excess of Par Value                                             11,897                      8,806
     Accumulated Deficit                                                        (6,903)                    (8,053)
     Treasury Stock                                                               (328)                      (328)
                                                                       ----------------          -----------------
     Total Stockholders' Equity                                                  4,711                        468
                                                                       ----------------          -----------------
     Total Liabilities and Stockholders' Equity                        $        17,094           $         15,515
                                                                       ================          =================



The accompanying notes are an integral part of these financial statements.


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (In Thousands; Except Earnings Per Share Amounts)

                                   (Unaudited)


                                                               Three Months Ended                  Nine Months Ended
                                                                  December 31,                        December 31,
                                                         -------------------------------     -------------------------------
                                                              2002              2001              2002              2001
                                                         --------------    -------------     --------------    -------------
Revenue:
      Net Sales                                          $       7,694     $      6,192      $      21,320     $     18,059

Costs and Expenses:
      Cost of Sales                                              4,573            3,686             12,985           10,661
      Selling, General and Administrative                        1,822            1,206              4,834            3,862
      Depreciation and Amortization                                243              227                679              684
                                                         --------------    -------------     --------------    -------------
Total Costs and Expenses                                         6,638            5,119             18,498           15,207
                                                         --------------    -------------     --------------    -------------

Operating Profit                                                 1,056            1,073              2,822            2,852

Other Expenses
      Interest Expense                                             219              219                668              700
      Amortization of:
          Financing Costs                                           89                0                178                0
          Original Issue Discount                                   62                0                127                0
                                                         --------------    -------------     --------------    -------------
Total Other Expenses                                               370              219                973              700

Income Before Income Taxes                                         686              854              1,849            2,152

Income Tax Expense                                                 261              320                699              796
                                                         --------------    -------------     --------------    -------------

Net Income                                                         425              534              1,150            1,356

Non-Cash Constructive Dividend Related to
      Beneficial Conversion Feature of Convertible
          Preferred Stock                                            0                0                347                0

Convertible Preferred Stock Dividends                               55                0                113                0
                                                         --------------    -------------     --------------    -------------

Net Income Available to Common Stockholders              $         370     $        534      $         690     $      1,356
                                                         ==============    =============     ==============    =============

Net Income Per Basic Common Share                        $        0.07     $       0.12      $        0.15     $       0.32
                                                         ==============    =============     ==============    =============

Net Income Per Diluted Common Share                      $        0.06     $       0.12      $        0.12     $       0.30
                                                         ==============    =============     ==============    =============



The accompanying notes are an integral part of these financial statements.



                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2002
                                 (In Thousands)
                                   (Unaudited)


                                     Common Stock       Preferred Stock
                                    $.01 Par Value      $.001 Par Value       Capital                                     Total
                                 --------------------  -----------------     In Excess     Accumulated    Treasury    Stockholder's
                                   Shares    Amount     Shares   Amount    of Par Value      Deficit        Stock        Equity
                                 ---------- --------   -------- --------  --------------  -------------  ----------  ---------------

Balance, March 31, 2002          4,331,161   $  43           0   $   0      $    8,806      $ (8,053)     $  (328)      $      468

Stock Options and Warrants
    Exercised                       40,362       1                                   9                                          10

Warrants Issued                                                                  1,564                                       1,564

Preferred Stock Issued                                   2,000       1           1,999                                       2,000

Costs Related to Equity Issued                                                    (368)                                       (368)

Convertible Preferred Stock
     Dividend                                                                     (113)                                       (113)

Non-Cash Constructive Dividend
 Related to Beneficial Conversion
  Feature of Convertible
   Preferred Stock                                                                (347)                                       (347)

Amortization of Non-Cash
 Constructive Dividend related to
  Beneficial Conversion Feature
   of Convertible Preferred Stock                                                  347                                         347

Net Income for Nine Months Ended
    December 31, 2002                                                                          1,150                         1,150
                                 ---------- --------   -------- --------  --------------  -------------  ----------  ---------------


Balance December 31, 2002        4,371,523   $  44       2,000   $   1     $    11,897      $ (6,903)     $  (328)      $    4,711
                                 ========== ========   ======== ========  =============   =============  ==========  ===============


                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         2002                    2001
                                                                                    -------------           -------------
Operating Activities
    Net Income                                                                      $      1,150            $      1,356
                                                                                    -------------           -------------
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
       Obsolete Inventory Written Off                                                         47                       0
       Deferred Compensation                                                                   0                      29
       Amortization of Original Issue Discount                                               127                       0
       Amortization of Deferred Financing Costs                                              179                       0
       Depreciation and Amortization                                                         681                     684
       Income Tax Expense                                                                    699                     796
       (Increase) Decrease in:
           Accounts Receivable                                                              (916)                   (335)
           Inventories                                                                      (223)                    229
           Prepaids and Other                                                                (63)                    (96)
       Increase (Decrease) in:
           Accounts Payable and Other Accrued Liabilities                                    396                    (364)
                                                                                    -------------           -------------
    Total Adjustments                                                                        927                     943
                                                                                    -------------           -------------
    Net Cash Provided by Operating Activities                                              2,077                   2,299
                                                                                    -------------           -------------

Investing Activities
    Expended for Property and Equipment                                                     (742)                   (732)
    Expended for Product Development                                                        (384)                   (515)
    Expended for Patents and Other Assets                                                    (52)                    (27)
                                                                                    -------------           -------------
    Net Cash Used by Investing Activities                                                 (1,178)                 (1,274)
                                                                                    -------------           -------------

Financing Activities
    Payments on Notes Payable and Long-Term Debt                                         (12,089)                   (794)
    Net Advances on Revolving Line of Credit                                               3,445                       0
    Borrowing on Term Loans and Subordinated Notes                                         6,700                       0
    Issuance of Convertible Preferred Stock                                                2,000                       0
    Expended for Financing Costs                                                          (1,130)                      0
    Dividends on Convertible Preferred Stock                                                (113)                      0
    Advances (To) Affiliates - Discontinued Operations                                         0                    (161)
                                                                                    -------------           -------------
    Net Cash Used by Financing Activities                                                 (1,187)                   (955)
                                                                                    -------------           -------------

Net Increase (Decrease) in Cash                                                             (288)                     70
Cash at Beginning of Period                                                                  410                      92
                                                                                    -------------           -------------
Cash at End of Period                                                               $        122            $        162
                                                                                    =============           =============


See Note L for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by the US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, MTS Packaging Systems, Inc. ("MTS Packaging"). All other subsidiaries of the Company did not have operations during the three and nine months ended December 31, 2002 and 2001.


NOTE B - INVENTORIES

         The components of inventory consist of the following:

                                                                    December 31,           March 31,
                                                                        2002                  2002
                                                                  ----------------     ----------------
                                                                              (In Thousands)
               Raw Materials                                      $        1,562        $          964
               Finished Goods and Work in Progress                         1,597                 1,288
               Less:  Inventory Valuation Allowance                          (87)                 (40)
                                                                  ----------------     ----------------
                                                                  $        3,072        $        2,212
                                                                  ================     ================


     Inventories are stated at the lower of cost (first-in, first-out) or market.


NOTE C - EARNINGS PER SHARE

     Net Income per common share is computed by dividing net income available to common shareholders by the basic and diluted weighted average number of shares of common stock outstanding. The number of shares of common stock, for purposes of the basic earnings per share computation, include 566,517 shares that could result from the exercise of warrants exercisable at $.01 per share by the holder of the warrants. (See Note F) For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options and warrants would represent. In addition, the convertible preferred stock has been treated as if it had been converted into common stock on the date of issuance.

     The CEO of the Company may elect to receive shares of restricted common stock in lieu of cash compensation according to the terms of his Stock Appreciation Rights Agreement with the Company. In December 2002, the CEO elected to receive cash for all amounts due pursuant to the agreement, and therefore, the number of shares he may have received has not been included in the calculation of earnings per share.

     The following table sets forth the computation of income per basic and diluted common share:

                                                            Three Months Ended                Nine Months Ended
                                                       ------------------------------   -------------------------------
                                                        December 31,     December 31,    December 31,      December 31,
                                                            2002             2001            2002             2001
                                                       --------------   -------------   --------------   --------------
Numerator:

 Net Income                                            $        425     $       534     $      1,150     $      1,356

   Minus:
     Constructive Dividend Related to Beneficial
       Conversion Feature of the Convertible
          Preferred Stock                                         0               0              347                0

      Convertible Preferred Stock Dividend                       55               0              113                0
                                                       ---------------  --------------  ---------------  ---------------

Net Income Available to Common Stockholders                     370             534              690            1,356
                                                       ---------------  --------------  ---------------  ---------------

Denominator:

   Weighted Average Shares Outstanding - Basic                4,936           4,325            4,744            4,289

   Add: Effect of Dilutive Warrants and Options                 271             316              371              199

   Effect of Conversion of Convertible Preferred
     Stock into Common Stock                                    847               0              579                0
                                                       ---------------  --------------  ---------------  ---------------

   Weighted Average Shares Outstanding - Diluted              6,054           4,641            5,694            4,488
                                                       ===============  ==============  ===============  ===============

Net Income Per Basic Common Share                      $       0.07     $      0.12     $       0.15     $       0.32
                                                       ===============  ==============  ===============  ===============

Net Income Per Diluted Common Share                    $       0.06     $      0.12     $       0.12     $       0.30
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

     For the three and nine months ended December 31, 2002, options to purchase 505,000 and 510,000 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise prices were not less than the value of the common shares and would be anti-dilutive.

NOTE D - REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and title transfers. Revenue includes certain amounts invoiced to customers for freight and handling charges.

     The Company includes the actual cost of freight and handling incurred in cost of sales. The actual cost of freight and handling for the nine months ended December 31, 2002 and 2001 was $1,223,000 and $1,046,000 respectively.


NOTE E - RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

     The Company expenses product research and development costs as incurred. The Company incurred approximately $119,000 and $60,000 during the nine months ended December 31, 2002 and 2001 respectively for research and development costs.

     All costs incurred subsequent to the completion of research and development activities associated with the product's hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $384,000 and $515,000 of product development costs during the nine months ended December 31, 2002 and 2001 respectively.

     Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $130,000 and $56,000 for the nine months ended December 31, 2002 and 2001 respectively.

     At March 31, 2002 and December 31, 2002, the Company's capitalized product development costs included its new OnDemand(TM) product, which represented $1,314,000 and $1,113,000 respectively of the total capitalized product development costs (see Note L). Manufacturing costs of approximately $441,000 were included in the OnDemand capitalized product development costs at March 31, 2002. All manufacturing costs of the OnDemand product were included in inventory at December 31, 2002. The Company expects that approximately $160,000 will be expended during the fourth quarter to complete the development of new versions of the OnDemand product.

     The first OnDemand machine was sold in June 2002. The second OnDemand machine was sold in December of 2002. A third OnDemand machine was ordered by a customer in January 2003, and a deposit of 100% of the ultimate selling price was received with the order. Once certain performance specifications are met and the customer formally accepts the machine, the Company will record the revenue associated with this sale.

NOTE F - LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                     December 31,       March 31,
                                                                                         2002             2002
                                                                                    -------------    --------------
                                                                                            (In Thousands)
  Bank Term Loan payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.1 million on that date secured by all tangible and
    intangible assets of the Company.                                                $       0        $   11,449

  Revolving  Line of Credit  due June 26,  2005 plus  interest  payable  at 1%
    above the prime rate (5.75% at December 31, 2002).                                   3,445                 0

  Bank Term Loan payable in monthly  installments  of $83,333 plus interest at
    2.25% above the prime rate (7.0% at December 31, 2002) through June 2004.            1,500                 0

  Bank Term Loan payable in monthly  installments  of $11,667 plus interest at
    1.25% above the prime rate (6.0% at December 31, 2002) through June 2007.              630                 0

  Subordinated Note - Face amount of $4,000,000, less unamortized original issue discount of $1,113,000 (see Note H), due June 26, 2007 plus
    interest payable monthly at 14%.                                                     2,887                 0

  Unsecured Note Payable plus interest at 3%, payable in monthly  installments
    of $2,394 through September 2006.                                                      103               122

  Unsecured Note Payable under settlement agreement with State of Florida
    Department of Revenue, payable in monthly installments of $3,500 through
    April 2006.                                                                            136               171

   Other Notes and Agreements                                                               19                38
                                                                                    -------------    --------------
  Total Long -Term Debt                                                                  8,720            11,780
  Less Current Portion                                                                  (1,168)             (968)
                                                                                    -------------    --------------
  LONG-TERM DEBT DUE AFTER 1 YEAR                                                    $   7,552       $    10,812
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

     The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.) (See note H.) The relative value of the warrants, and certain imbedded features of the warrants, were recorded as part of the stockholders' equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $127,000 for the nine months ended December 31, 2002.

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

     The Company sold the assets of subsidiaries LifeServ and MTL during fiscal 2000. The buyers assumed certain liabilities of these subsidiaries including a certain long-term obligation totaling approximately $120,000, as of December 31, 2002, payable to a financial institution and secured by equipment at a customer site and a contract receivable. The Company was a guarantor of the obligation at the time the obligation originated and continues as a guarantor. In November 2002, the Company received a notification from the financial institution that the obligation was in default and a demand for payment of approximately $70,000. At the time the Company provided its guaranty, it received an indemnification from the majority owner of the buyer for any amounts that it may have to pay under terms of the guaranty. In the event that the Company is required to repay the obligation, it intends to seek reimbursement from the owner of the buyer under the terms of the indemnification.

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

     Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company's option and are cumulative. Through the period ended December 31, 2002, all dividends due in the amount of approximately $113,000 were paid in cash or accrued. The preferred stock is convertible into 847,457 shares of the Company's common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company's common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (See Note C).

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

NOTE I - FINANCING COSTS

     The Company incurred approximately $1,458,000 of financing costs during the nine months ended December 31, 2002, including the value of the warrants issued to the Company's financial advisors related to obtaining certain financing described in Notes F and H. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as an other asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. Amortization expense related to the financing costs was $178,000 for the nine months ended December 31, 2002.


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

     The Company's initial analysis of the effect of these new standards indicates that the adoption of the standards will not have a material impact on its financial statements. As of March 31, 2001 and 2002 and December 31, 2002, no amounts of goodwill are recorded.


NOTE K - RECLASSIFICATIONS

     Certain reclassifications were made to the December 31, 2001 financial statements to conform to the 2002 presentations.

NOTE L - OTHER ASSETS

         Other assets consist of the following:

                                                                 December 31,               March 31,
                                                                     2002                     2002
                                                               ---------------          ----------------
                                                                            (In Thousands)

          Product Development                                  $      1,808             $       2,202
              Less Accumulated Amortization                            (427)                     (315)
                                                               ----------------         -----------------
                                                                      1,381                     1,887
                                                               ----------------         -----------------

          Patents                                                     1,228                     1,196
              Less Accumulated Amortization                            (787)                     (725)
                                                               ----------------         -----------------
                                                                        441                       471
                                                               ----------------         -----------------

          Financing Costs                                             1,090                         0
              Less Accumulated Amortization                            (178)                        0
                                                               ----------------         -----------------
                                                                        912                         0
                                                               ----------------         -----------------

          Other                                                         210                       190
              Less Accumulated Amortization                            (102)                      (71)
                                                               ----------------         -----------------
                                                                        108                       119
                                                               ----------------         -----------------

          Total Other Assets Net                               $      2,842             $       2,477
                                                               ================         =================


     During the nine months ended December 31, 2002, the Company reclassified approximately $682,000 and $89,000 of product development costs from other assets to inventory and fixed assets, respectively.

                MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002


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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001

     Net sales for the three months ended December 31, 2002 increased 24.2% to $7.7 million from $6.2 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, the Company sold one OnDemand (TM) machine during the three months ended December 31, 2002. Prices for disposable products were stable compared to the prior year. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the three months ended December 31, 2002 increased 24.3% to $4.6 million from $3.7 million during the same period the prior year. Cost of sales as a percentage of sales remained constant at 59.7% compared to the same period the prior year. The increase in cost of sales primarily results from increased costs associated with higher revenue. Cost of sales as a percentage of sales remained constant primarily due to manufacturing efficiencies achieved that offset material cost increases.

     Selling, general and administration expenses for the three months ended December 31, 2002 increased 50.0% to $1.8 million from $1.2 million in the same period during the prior year primarily due to increased personnel costs, training, research and development expenditures and costs associated with the Company's operations in the United Kingdom. In addition, during the three months ended December 31, 2001, the Company reduced its estimated bad debt reserve by $89,000. The Company reviewed the estimated bad debt reserve during the three months ended December 31, 2002 and did not make a reduction.

     Depreciation and amortization expenses for the three months ended December 31, 2002 increased 7.0% to $243,000 from $227,000 during the same period the prior year. The increase results primarily from the fact that the Company began to amortize the capitalized development costs associated with the OnDemand product during its second quarter ended September 30, 2002.

     Other expenses related to the June 2002 refinancing of the Company's long-term debt were $151,000 during the three months ended December 31, 2002. These expenses resulted from the amortization of certain costs associated with the financing ($89,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing, ($62,000).

     Interest expense for the three months ended December 31, 2002 did not change from $219,000 to $219,000 during the same period the prior year. Although the Company reduced its total debt as a result of the June 2002 refinancing, the effective interest rate on the outstanding debt increased as a result of the financing.

     Income tax expense decreased 18.4% to $261,000 during the three months ended December 31, 2002 compared to $320,000 the prior year. The decrease results from lower income tax expense associated with lower income.

Nine Months Ended December 31, 2002 and 2001

     Net sales for the nine months ended December 31, 2002 increased 17.7% to $21.3 million from $18.1 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were stable compared to the prior year. In addition, two (2) OnDemand machines were sold during the nine months ended December 31, 2002. The Company anticipates that pricing on disposables will continue to be stable through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

     Cost of sales for the nine months ended December 31, 2002 increased 21.5% to $13.0 million from $10.7 million during the same period the prior year. Cost of sales as a percentage of sales increased to 61.0% from 59.1% during the same period the prior year. The increase in cost of sales primarily results from increased costs associated with higher revenue. The increase in the cost of sales as a percentage of sales results primarily from higher overhead costs incurred compared to the same period the prior year. The higher costs are related primarily to the addition of personnel in factory operations in anticipation of expected growth in revenue, as well as costs associated with production of the OnDemand machines.

     Selling, general and administration expenses for the nine months ended December 31, 2002 increased 23.1% to $4.8 million from $3.9 million in the same period during the prior year primarily due to increased personnel costs, training, research and development expenditures and marketing costs associated with new products including the OnDemand machine and expenses associated with the Company's operations in the United Kingdom. In addition, during the nine months ended December 31, 2001, the Company reduced its estimated bad debt reserve by $89,000. The Company reviewed the estimated bad debt reserve during the nine months ended December 31, 2002 and did not make a reduction.

     Depreciation and amortization expenses for the nine months ended December 31, 2002 decreased slightly to $679,000 from $684,000 during the same period the prior year. The decrease results primarily from the fact that certain assets are now fully depreciated when compared to the same period the prior year.

     Other expenses related to the June 2002 refinancing of the Company's long-term debt were $305,000 during the nine months ended December 31, 2002. These expenses resulted from the amortization of certain costs associated with the financing ($178,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing ($127,000).

     Interest expense for the nine months ended December 31, 2002 decreased 4.6% to $668,000 from $700,000 during the same period the prior year. The decrease results from a reduction in outstanding debt resulting from regular monthly principal payments made according to the terms of the Company's loan agreements as well as a reduction in total outstanding debt that resulted from the June 2002 refinancing.

     Income tax expense decreased 12.2% to $699,000 during the nine months ended December 31, 2002 compared to $796,000 the prior year. The decrease results from lower income tax expense associated with lower income.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 31, 2002, the Company had net income of $1,150,000 compared to net income of $1,356,000 the prior year. Cash provided by operating activities was $2,077,000 during the nine months ended December 31, 2002 compared to $2,299,000 provided in the prior year. The Company had working capital of $4,228,000 at December 31, 2002.

     The decrease in cash provided by operating activities during the nine months ended December 31, 2002 compared to the same period the prior year was primarily due to an increase in accounts receivable resulting from the high level sales in the month of December 2002.

     Investing activities used $1,178,000 during the nine months ended December 31, 2002 compared to $1,274,000 the prior year. The decrease results primarily from a reduction in expenditures for capitalized development costs related to the OnDemand machine.

     Financing activities used $1,187,000 during the nine months ended December 31, 2002 compared to $955,000 the prior year. The increase results primarily from the costs associated with the refinance of the Company's long-term debt in June 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While we had no holdings of derivative financial or commodity investments at December 31, 2002, we are exposed to financial market risks, including changes in interest rates. Although certain of our borrowings bear a fixed interest rate, our borrowings under our revolving line of credit and certain term loans bear interest at a variable rate based upon the prime rate.


ITEM 4.  CONTROLS AND PROCEDURES

          A.   Evaluation of Disclosure Controls and Procedures

               Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon and as of the date of that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed summarized and reported as and when required.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         A. Reports on Form 8K

            None

         B. Exhibit 99.1

            Certification Pursuant to 18 U.S.C. ss.1350

         C. Exhibit 99.2

            Certification Pursuant to 18 U.S.C. ss.1350


Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEDICAL TECHNOLOGY SYSTEMS, INC.


  Date:  February 13, 2003           By: /s/ Michael P. Conroy
         ------------------          -------------------------------------------
                                     Michael P. Conroy
                                     Vice President & Chief Financial Officer




Date:  February 13, 2003             By:     /s/ Mark J. Connolly
       --------------------          -------------------------------------------
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


Date: February 13, 2003                    By:  /s/ Todd E. Siegel
      -----------------                    -------------------------------------
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


Date:  February 13, 2003               By:     /s/ Michael P. Conroy
       ------------------              -----------------------------------------
                                       Michael P. Conroy
                                       Vice President & Chief Financial Officer

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medical Technology Systems, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Todd
E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 13, 2003

/s/ Todd E. Siegel
-----------------------------------------
Todd E. Siegel
President and Chief Executive Officer

Exhibit 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medical Technology Systems, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-Q"), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 13, 2003


/s/ Michael P. Conroy
-------------------------------------------
Michael P. Conroy
Vice President & Chief Financial Officer