Form 10-K
period 2003-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2003-06-30
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1930

For fiscal year ended March 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from _______________________ to

Commission File Number:    0-16594

MEDICAL TECHNOLOGY SYSTEMS, INC.

(Exact Name of Registrant as Sepcified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.)

12920 Automobile Boulevard, Clearwater, Florida	33762

(Adress of Principal Executive Offices)	(Zip Code

727-576-6311

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $.01 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.   |X|   Yes      [ ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   [ ]    Yes     |X|    No

Approximate aggregate market value of voting Common Stock held by non-affiliates was $8,500,000 as of September 30, 2002.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 4,393,623 as of June 25, 2003.

Documents Incorporated by Reference

Parts of the Registrant’s definitive proxy statement, which will be filed by the Registrant within 120 days after the end of the Registrant’s 2003 fiscal year end, are incorporated by reference into Part III of this Form.

Total number of pages, including cover page – 55 (excluding exhibits)

MEDICAL TECHNOLOGY SYSTEMS, INC.

CLEARWATER, FLORIDA

i.

PART I

        This Annual Report on Form 10-K (the “10-K”) contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such statements include, among other things, information concerning possible-future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words “believes”, “anticipates,” “estimates,” “expects,” “intends,” “plans,” or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        You should specifically consider the various factors identified in this 10-K, including the matters set forth in “Item 1. Business”; “Item 3. Legal Proceedings”; “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company’s Securities and Exchange Commission filings.

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

ITEM 1.      BUSINESS

Introduction

        Medical Technology Systems™, Inc., a Delaware corporation (the “Company”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”).

        In fiscal year ending March 31, 2000, the Company sold the assets of two business segments, Medical Technology Laboratories, Inc. (“MTL”) and LifeServ Technologies, Inc. ™ (“LifeServ”). MTL provided clinical laboratory testing services including analytical tests of blood tissues and other bodily fluids. LifeServ was a health care information technology company that provided solutions for medication management and point-of-care electronic documentation for hospitals and other health care facilities.

        MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS Packaging’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. Medical Technology Systems International, Ltd. distributes products for MTS Packaging in the United Kingdom.

        Our website is located at www.mtsp.com. Information contained in our website is not a part of this document or the documents incorporated by reference in this document.

Risk Factors

1.	Our operating results may fluctuate due to a number of factors, many of which are beyond our control. Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	our level of experience in manufacturing a particular product

•	fluctuations in materials costs and availability of materials; and

•	the timing of expenditures in anticipation of increased sales and customer product delivery requirements.

The volume and timing of orders placed by our customers vary due to variation in demand for our products, new product introductions and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future.

2.	Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

For the fiscal year ended March 31, 2003, our 10 largest customers accounted for approximately 50% of our net revenue and the two largest customers accounted for approximately 28% of our net revenue. We are dependent upon the continued growth,viability and financial stability of our customers whose industries have experienced consolidation, pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations.

3	The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	Hire, retain and expand our qualified engineering and technical personnel;

•	maintain technological leadership;

•	develop and market manufacturing services that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.

4.	We rely on short-term contracts with most of our clients. Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

5.	We are dependent on the proper functioning of our information systems in operating our business. Our critical information systems used in our daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. They are still vulnerable, however, to hurricanes, other storms, flood, fire, terrorist acts, earthquakes, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we can not warranty.

6.	Our success depends upon retaining the services of our management team. We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of services of any key executive for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop, and retain qualified operating employees, particularly management, client servicing, and candidate recruiting employees. We expend significant resources in recruiting and training our employees, and the pool of available applicants for these positions is limited. The loss of some of our operating management and client servicing and candidate recruiting employees could have an adverse effect on our operations, including our ability to establish and maintain client, candidate and professional and technical personnel relationships.

7.	Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities. We are subject to periodic federal, state and local income tax audits for various tax years. Although the Company attempts to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could materially adversely affect us.

8.	Our stock price may be volatile. Our common stock is traded on American Stock Exchange under the symbol “MPP”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock. It is possible that the stock price may reach a level where we lose our eligibility to remain listed on the American Stock Exchange.

In addition, the stock market, in general, has experienced volatility that has often been unrelated to the operating performance of public companies. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital.

9.	We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase revenues, maintain our margins or grow our market share.

The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	develop and expand their product and service offerings more quickly;

•	adapt to new or emerging technologies and changing customer needs more quickly;

•	negotiate more favorable purchases agreements with suppliers;

•	devote greater resources to the marketing and sale of their products; and

•	address customers' service-related issues more effectively.

Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors.

Segments

        The operation of the Company is composed of one operating segment, medication packaging and dispensing systems.

Products

        MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription service providers. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient’s medication.

        MTS Packaging’s machinery for dispensing medication in disposable packages automatically places tablets or capsules (the amount of medication required by a patient during one month) into a punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package.

        The retail price of MTS Packaging’s machinery ranges from $1,100 to $580,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS Packaging has placed approximately 1,865 medication dispensing systems with pharmacy clientele since the inception of the Company. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $869,000 in unshipped orders as of June 20, 2003 compared to approximately $915,000 as of June 20, 2002.

Research and Development

        The Company expended approximately $172,000, $87,000 and $119,000 on research and development activities for each of the fiscal years ended March 31, 2003, 2002 and 2001, respectively. In addition, the Company directed its product development efforts primarily towards the completion of several versions of its OnDemand™ machine during this fiscal year. The Company expended approximately $556,000 on product development during the fiscal year ended March 31, 2003. The majority of these expenditures were made for the OnDemand machine project.

Manufacturing Processes

        MTS Packaging has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. The Company believes that its advanced automation gives it certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging’s equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS Packaging has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

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

Markets and Customers

        MTS Packaging’s products are sold primarily throughout the United States through its sales organization and independent sales representatives. In addition, MTS Packaging Systems International distributes product in the United Kingdom. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the U.S. represent less than ten percent (10%) of the total revenue. Sales represented approximately 15% and 13%, respectively, of MTS Packaging’s revenue in the fiscal year ended March 31, 2003.

        The primary customers for MTS Packaging’s proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. These pharmacies serve from 250 to 34,000 nursing home beds per location and many serve the sub-acute, assisted living, correctional and home health care markets as well.

Competition

        The pharmacy customers of MTS Packaging supply prescribed medications to nursing homes and assisted living facilities, which are the primary market for MTS Packaging’s products. This market is highly competitive. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards. The Company believes that products developed by the Company’s competitors are not as efficient as the Company’s systems because they are not as automated. The Company’s method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of the Company’s competitors have been in business longer and have substantially greater resources than the Company. There is no assurance that the Company will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

        The Company’s primary competitors for punch card dispensing systems in the United States are Drug Package, Inc., AutoMed and RX Systems, Inc. The Company believes that its automated proprietary packaging machinery distinguishes MTS Packaging from its competitors’ less automated systems. The Company’s new automated packaging machinery can fill and seal over 900 disposable medication cards per hour. The Company believes that its production rates will meet the needs of its customers who are consolidating and require higher productivity to meet their growing market share.

Proprietary Technology

        The Siegel Family QTIP Trust (the “Trust”) is the holder of certain patents and other proprietary rights for the equipment and processes that MTS Packaging uses and sells. The Trust is the assignor of all such proprietary and patent rights used in the Company’s business that were invented or developed by Harold B. Siegel, the founder of the Company. The Trust and the Company are parties to a license agreement whereby the Company is granted an exclusive and perpetual license from the Trust to use the know-how and patent rights in the manufacture and sale of the Company’s medication dispensing systems. MTS Packaging is heavily dependent upon the continued use of the proprietary rights associated with these patents. The patents begin expiring in 2004 continuing through 2008.

        There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS Packaging, however, its business is not materially dependent upon the issuing or its ownership of any one patent that has been submitted to the Patent and Trademark Office.

        There is no assurance that any additional patents will be granted with respect to the Company’s medication dispensing or information systems and products or that any patent issued, now or in the future, will provide meaningful protection from competition.

Government Regulations

        MTS Packaging’s products are governed by federal regulations concerning components of packaging materials that are in contact with food and drugs. The Company has obtained assurances from its vendors that the packaging materials used by MTS Packaging are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to MTS Packaging’s products will not occur in the foreseeable future. Any such changes could have a material adverse effect on the Company.

        The Company cannot predict the extent to which its operations will be effected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Employees

        As of June 26, 2003, the Company employed 156 persons full time. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relationship with employees to be good.

ITEM 2.      PROPERTIES

        The Company leases a 79,600 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the St. Petersburg/Clearwater International Airport at 12920 Automobile Boulevard. The Company’s corporate administrative offices and the primary manufacturing facilities for MTS Packaging are at this location. The lease expires on June 30, 2005. The Company’s current monthly lease payments are approximately $36,950 including tax. The premises are generally suited for light manufacturing and/or distribution.

        MTS Packaging also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2004.

        MTS Packaging Systems International, Ltd. rents office and warehouse space on a month-to-month basis at 17 Bury Lane, Withnell, Chorley, Lancashire, United Kingdom, PR6 8RX.

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

        In November 1998, Medical Technology Laboratories, Inc. (“MTL”), a subsidiary that was sold in fiscal 2000, received a refund request in the amount of $1.8 million from Medicare Program Safeguards (“MPS”). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of the Company’s Securities

        The Company’s common stock began trading on the American Stock Exchange (“AMEX”) on December 26, 2002. The common stock previously traded on the over-the-counter market. The table below sets forth the range of high and low bid information for the Company’s common stock for the periods indicated, as reported by the AMEX and NASD OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2004 Fiscal Year	High	Low

First Quarter	$4.32	$2.55

2003 Fiscal Year	High	Low

First Quarter	$2.92	$2.45
Second Quarter	$2.60	$1.95
Third Quarter	$2.38	$1.45
Fourth Quarter	$3.45	$2.30

2002 Fiscal Year	High	Low

First Quarter	$2.85	$1.25
Second Quarter	$2.55	$1.35
Third Quarter	$2.95	$1.55
Fourth Quarter	$3.00	$2.40

        As of June 20, 2003, there were approximately 2,500 holders of record of the Company’s common stock.

        The Company has not declared a dividend on its common stock and does not currently intend to declare a dividend. Furthermore, the Company is restricted from paying dividends on its common stock pursuant to the terms of its loan agreements. The Company intends to reinvest its future earnings, if any, into the operations of its business.

        The Company’s Series A Convertible Participating Preferred Stock is not a publicly traded security.

        In June 2002, the Company issued 2,000 shares of convertible participating preferred stock to an accredited investor for an aggregate consideration of approximately $2,000,000. The purchase and sale was exempt pursuant to Rule 506 and under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering where the purchaser received or had access to adequate information about the registrant. The purchase was made for cash. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock.

         In addition, the terms of the convertible preferred stock agreement contains certain antidilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the preferred stock into common stock. The make-whole provision and other provisions of the convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions.

        The following table provides information about the Company’s equity compensation plans as of March 31, 2003 and including (1) the Medical Technology Systems, Inc. 1997 Stock Option Plan and (2) the Medical Technology Systems, Inc. 1994 Stock Option Plan.

Equity Compensation Plan Information

			Number of Securities
		Weighted Average	Remaining Available for
Plan Category	Number of Securities to	Exercise Price	Future Issuance Under
	Be Issued Upon Exercise	of Outstanding	Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights	and Rights	reflected in column(a))

	(a)	(b)	(c)

Equity Compensation Plans Approved By Security Holders	1,521,806	$2.10	173,101

Equity Compensation Plans Not Approved By Security Holders	0	0	0

Total	1,521,806		173,101

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Company’s Financial Statements and Notes thereto. See “FINANCIAL STATEMENTS.”

	YEARS ENDED MARCH 31,

	(In Thousands, Except Earnings Per Share Amounts)

	2003	2002	2001	2000	1999

Income Statement Data:

Net Sales	$29,385	$24,769	$21,457	$18,221	$16,017
Cost of Sales and Other Expenses	$26,413	21,561	19,406	17,007	15,684

Income from Continuing Operations
Before Income Taxes, Discontinued Operations
and Extraordinary Gain	2,972	3,208	2,051	1,214	333
Income Tax Benefit (Expense)	(1,124)	(1,234)	5,570	0	(125)
(Loss) from Discontinued Operations	0	0	(227)	(2,185)	(3,764)
Gain on Forgiveness of Debt of Discontinued
Operations	0	0	0	1,249	569
Gain (Loss) on Disposal of Discontinued Operations	0	0	0	2,221	(2,500)
Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible
Preferred Stock	347	0	0	0	0
Convertible Preferred Stock Dividends	168	0	0	0	0

Net Income Available to Common Stockholders	$1,333	$1,974	$7,394	$2,499	$(5,487)

Net Earnings (Loss) Per Basic and Diluted Common
Share: (Retroactively adjusted for the 1 for 2.5
reverse stock split in December 2000):
Net Earnings Per Basic Common Share
From Continuing Operations	$0.28	$0.46	$2.45	$0.47	$0.08
Income (Loss) from Discontinued Operations	0.00	0.00	(0.07)	0.50	(2.27)

Net Earnings (Loss) Per Basic Common Share	$0.28	$0.46	$2.38	$0.97	$(2.19)

Net Earnings Per Diluted Common Share
From Continuing Operations	$0.23	$0.44	$2.43	$0.47	$0.08
Income (Loss) from Discontinued Operations	0.00	0.00	(0.07)	0.50	(2.27)

Net Earnings (Loss) Per Diluted Common Share	$0.23	$0.44	$2.36	$0.97	$(2.19)

	AT MARCH 31,

	(In Thousands)

	2003	2002	2001	2000	1999

Income Statement Data:
Balance Sheet Data:
Net Working Capital	$4,464	$3,274	$1,682	$1,702	$1,458
Assets	17,383	15,515	14,791	7,866	8,511
Short-Term Debt	1,461	968	963	1,052	874
Long-Term Debt	7,023	10,812	11,887	13,111	14,915
Stockholders' Equity (Deficit)	5,393	468	(1,598)	(9,037)	(11,600)

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company’s core business, MTS Packaging, experienced profitable growth in fiscal 2003. Revenue increased by 18.6%, and earnings before interest, taxes depreciation and amortization (“EBITDA”) increased 4.6%. The Company continued to reinvest significant portions of its earnings in new capital equipment to meet production demands resulting from increased revenue and also made a substantial investment in the development of its new OnDemand™ packaging machine, as well as additional disposable products for new markets. Net income available to common stockholders declined 32% primarily due to costs associated with the refinance of the Company’s long-term debt in June 2002.

Fiscal Year 2003 Compared to Fiscal Year 2002

Results of Operation

Net Sales

        Net sales for the fiscal year ended March 31, 2003 increased 18.6% to $29.4 million from $24.8 million the prior year. Net sales increased in fiscal 2003 primarily as a result of an increase in disposable punch cards sold to existing and new customers in the U.S., an increase in disposable punch cards and machines sold in the UK and the sale of three (3) OnDemand machines in the U.S. Selling prices for disposable punch cards were stable during fiscal 2003.

        The Company expects that selling prices for disposable punch cards may decrease in the next fiscal year depending on competitive factors. The number of punch cards sold is expected to increase in the next fiscal year as a result of the addition of new customers in the U.S. and the UK and a general increase in the number of nursing home and assisted living facility residents served by the Company’s customers. Additional sales of the OnDemand machine in the next fiscal year are also expected to contribute to an overall growth in net sales.

Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2003 increased 23.6% to $17.8 million from $14.4 million the prior year. Cost of sales as a percentage of net sales increased to 60.5% from 58.2% for the prior year. The increase in cost of sales resulted primarily from the costs associated with increased net sales. The increase in the cost of sales percentage resulted from increased raw material costs, as well as increased overhead expenses related to the manufacturing departments. Overhead increases were primarily due to additional personnel and benefit costs associated with employees that were added to support the increased production of disposable punch cards and the production and support of the OnDemand machines.

        During the fiscal year ended March 31, 2003, the Company wrote off approximately $106,000 in obsolete inventory primarily related to packaging equipment. In addition, the Company determined that its estimate of the inventory valuation allowance, related to obsolescence and slow moving inventory, should be increased by $143,000 primarily because during the fiscal year ended March 31, 2003, several new packaging machines were introduced into the product line. As a result, the Company believes that the likelihood has increased that certain machines and machine parts related to earlier versions of packaging machines may become obsolete. The Company will continue to evaluate its inventory valuation allowance and adjust it if deemed necessary.

        The Company expects that raw material costs may increase in the next fiscal year and that direct labor costs should remain stable. Overhead expenses may continue to rise. However, it is expected that the additional revenue associated with an increase in the volume of punch cards and machines sold should contribute to maintaining overall cost of sales, as a percentage of sales, at levels experienced during the fiscal year ended March 31, 2003.

Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the year ended March 31, 2003 increased 18.9% to $6.3 million compared to $5.3 million the prior year. The increase resulted primarily from the costs associated with additional personnel, training and benefit costs for employees that were added to support the overall growth of the company, costs associated with the Company’s UK operations and higher research and development activities. In addition, during the previous fiscal year, the Company reduced its estimated bad debt reserve by $180,000. The Company regularly reviews the adequacy of its bad debt reserve by specific customer account analysis as well a review of historical trends. During the current fiscal year, the Company reviewed its bad debt reserve and did not make a reduction in the reserve. Also, the Company periodically reviews the status of its development projects. During fiscal 2003, the Company determined that certain development projects were not going to be completed, and therefore, wrote off approximately $115,000 in costs that had been previously capitalized.

        The Company expects SG&A expenses to increase during the next fiscal year. However, the additional revenue associated with an increase in the volume of punch cards and machines sold is expected to contribute to maintaining overall SG&A expenses, as a percentage of sales, at levels experienced during the fiscal year ended March 31, 2003.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2003 increased 4.1% to $964,000 compared to $926,000 the prior year. The increase results primarily from the fact that the Company began to amortize the product development costs associated with its OnDemand machine during the fiscal year ended March 31, 2003.

Interest Expense

        Interest expense for the fiscal year ended March 31, 2003 decreased 4.7% to $876,000 compared to $919,000 the prior year. The decrease results from a reduction in outstanding debt resulting from the regular monthly principal payments made in accordance with the terms of the Company’s loan agreements, as well as a reduction in total outstanding debt that resulted from the June 2002 refinancing.

Amortization of Financing Costs and Original Issue Discount

        The Company refinanced its long-term debt in June 2002 and incurred certain costs totaling approximately $1,478,000 during the fiscal year ended March 31, 2003 to complete the financing. The financing costs were allocated between components of the financing that represented debt and equity. $1,110,000 of costs that were allocated to the debt component of the financing began to be amortized over the term of the various loans and notes during fiscal year 2003. Amortization expense related to the financing costs was $271,000 for the fiscal year ended March 31, 2003. In addition, the relative value of certain warrants and imbedded features of the warrants, which were issued in conjunction with the subordinated debt portion of the debt component, were recorded as part of the stockholders equity and reduced the carrying amount of the subordinated note as an original issue discount (“OID”). The OID of approximately $1,240,000 began to be amortized using the effective interest method over the term of the subordinated note during fiscal year 2003. Amortization expense related to the OID was $189,000 for the fiscal year ended March 31, 2003.

Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2003 decreased 8.9% to $1,124,000 compared to $1,234,000 the prior year. The decrease resulted from lower pretax net income in fiscal 2003 compared to the prior year.

Non-Cash Constructive Dividend Related to Beneficial Conversion Feature of Convertible Preferred Stock

        The equity component of the June 2002 refinancing was comprised, in part, by 2,000 shares of convertible preferred stock, which were issued at $1,000 per share. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000.

Convertible Preferred Stock Dividends

        The terms of the convertible preferred stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during fiscal 2003 was $168,000. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. All dividends accrued in the fiscal year ended March 31, 2003 were paid in cash.

Fiscal Year 2002 Compared to Fiscal Year 2001

Results of Operations

Net Sales

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

        The Company expected that the volume of disposable products, as well as packaging machinery, would increase as the Company obtained new customers in the U.S., successfully penetrated new markets, such as in the United Kingdom, and sold more products to its existing customer base. In addition, the Company expected that the completion of a beta site testing of its new OnDemand machine would result in additional revenue from the sale of OnDemand machines to existing customers.

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

        The Company expected that its raw material costs would increase throughout the next year. However, depending on competitive factors, the Company anticipated that its selling prices to customers could be increased in order to offset the increase in raw material costs. During the last two fiscal years, the Company made significant investments in new production machinery, which was anticipated to result in manufacturing efficiencies that would generally offset increases in labor costs.

Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the fiscal year ended March 31, 2002 increased 4.0% to $5.2 million compared to $5.0 million the prior year. The increase resulted primarily from increases in sales and marketing expenses associated with increased net sales. In addition, administration expenses increased compared to the prior year primarily due to expenditures for investor relations, stockholder communications and investment banking services. The increase in SG&A expenses was partially offset by an adjustment of $180,000 in the Company reserve for bad debts. The Company expected SG&A expenses to increase during fiscal 2003 as a result of increased sales and marketing efforts, as well as the addition of several administrative personnel to accommodate the increased business activity.

Depreciation and Amortization

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

Liquidity and Capital Resources

        The operations of the Company provided $3.2 million in the fiscal year ended March 31, 2003 compared to $3.1 million the prior year. The increase resulted primarily from an increase in EBITDA, which was partially offset by increases in accounts receivable and inventory.

        Investing activities used $1.7 million during the fiscal year ended March 31, 2003, approximately the same as the prior year.

        Financing activities used $1.5 million during the fiscal year ended March 31, 2003 compared to $1.0 million the prior year. The increase results primarily from the fact that the Company incurred certain costs in order to refinance its long-term debt in June 2002.

        The Company had working capital of $4.5 million at March 31, 2003.

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%. At March 31, 2003, the outstanding balance of the revolving line of credit was $3,465,000. The total amount available on the revolving line of credit was $4,117,000 at March 31, 2003 based upon eligible accounts receivable and inventory. At June 25, 2003, the outstanding balance on the revolving line of credit was $3,029,000.

        One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 is repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and includes an excess cash flow payment provision. The excess cash flow payment that is due July 31, 2003 is $673,000, however, the Company expects that the lender and the Company will agree to modify the loan agreement to provide for the repayment of the amount over an extended period of time.

        The revolving line of credit and the term loans are secured by the Company’s accounts receivable, inventory, machinery and equipment and all other assets of the Company.

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

        The Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock, at the Company’s option, and are cumulative. The preferred stock is convertible into 846,000 shares of the Company’s common stock at $2.36 per share.

        The warrant agreement and the terms of the convertible preferred stock contain certain anti-dilution provisions and a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants and the convertible preferred stock. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event that there is a change in control of the voting common stock of the Company, or if there is a sale of the Company or a public offering of the Company’s common stock.

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

        The revolving line of credit, the term loans and the subordinated notes each contain certain financial covenants that, among other things, requires the maintenance of certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters. The Company was in compliance with all provisions of the loan agreements at March 31, 2003 and May 31, 2003.

        The Company’s short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels may change based upon the Company’s success in selling its OnDemand machine. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        The Company has several new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company’s ability to fund them from cash flow from operations. In addition, the Company has a $1,000,000 capital equipment line of credit available to fund purchases of machinery and equipment. To date, this line of credit has not been utilized.

        The Company believes that the cash generated from operations during the next fiscal year and its available line of credit will be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its loan agreements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Off-Balance Sheet Arrangements. In accordance with the definition under new Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:

  any obligation under certain guarantees or contracts;
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
  any obligation under certain derivative instruments;
  any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        The Company does not have any off-balance sheet arrangements as defined above.

Estimates and Critical Accounting Policies

        The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on the Company’s operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and the Company’s actual results are subject to the risk factors listed above under “Item 1. Business”. Nevertheless, management of the Company believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

    1.         Valuation of Accounts Receivable at March 31, 2003 and 2002, respectively.

The Company’s allowance for doubtful accounts of $138,000 and $101,000 at March 31, 2003 and 2002, respectively, is based on management’s estimates of the credit-worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to the Company’s financial statements. Should business conditions deteriorate or any large customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

2.             Inventory Obsolescence Valuation Allowance.

The Company’s allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $183,000 and $40,000 at March 31, 2003 and 2002, respectively.

3.             Self Insurance Plan Reserve

The Company established a reserve for unpaid medical claims of $84,000 and $102,000 at March 31, 2003 and 2002, respectively. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

4.             Deferred Tax Asset Valuation Allowance

The Company’s deferred tax asset is comprised primarily of a tax loss carryforward. The Company believes that it is more likely than not that the income tax benefits associated with the tax loss carryforward will be realized in the future. Management bases its belief, in part, on the historical profitability of its operations and its expectations that profitable operations will continue in the future. Based upon these expectations regarding the realization of the tax benefits, management has not established a valuation allowance for its deferred tax asset.

5.              Impairment Valuations

On a quarterly basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the related asset or liability below its carrying amount, the related asset or liability would be tested for impairment.

The Company evaluates the recoverability of its long-lived assets whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using the Company’s incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. Management of the Company believes no impairment existed for any of the periods presented.

6.             Product Development

All costs incurred subsequent to the completion of research and development activities associated with a product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a five-year period beginning on the date the product is released for sale to customers. On a quarterly basis, the Company reviews the viability and recoverability of these project costs. During fiscal 2003, approximately $115,000 of these costs associated with discontinued projects were written off.

7.             Estimated Liabilities

The Company makes a number of estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on the Company’s financial condition. However, circumstances could change, which would alter future financial information based upon a change in estimated-vs.-actual results.

The Company is subject to various matters of litigation in the ordinary course of business. As the outcome of any litigation is unknown, management estimates the potential amount of liability, if any, in excess of any applicable insurance coverage, based on historical experience and/or the best estimate of the matter at hand. Significant changes in estimated amounts could occur. To date, the Company has not had to pay any legal settlements in excess of existing insurance coverage.

8.             Warranty

The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand machine sales agreements with its customers. To date, warranty costs have not been material.

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

ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information included in the Company’s definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company’s 2003 fiscal year.

Code of Ethics and Business Conduct

        The Company’s commitment to ethical business conduct is a fundamental shared value of our Board of Directors, management and employees and critical to the Company’s success. On June 26, 2003, the Company adopted a Code of Business Conduct and Ethics applicable to all employees, consultants, agents and representatives of the Company. The Code provides that our representatives will uphold the Company’s ethical standards as vigorously as they pursue its financial objectives and that honesty and integrity will not be compromised by the Company’s people anywhere at any time. A copy of the Code of Ethics and Business Conduct will be posted on the Company’s web site and is available, upon request by contacting Michael P. Conroy, Chief Financial Officer, at michaelc@mtsp.com

ITEM 11.      EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in the Company’s definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company’s 2003 fiscal year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information included in the Company’s definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company’s 2003 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information included in the Company’s definitive proxy statement, which will be filed by the Company within 120 days after the end of the Company’s 2003 fiscal year.

ITEM 14.      CONTROLS AND PROCEDURES

        A.         Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon and as of the date of that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed summarized and reported as and when required.

       B.           Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services appears in the proxy statement under the heading “Independent Auditors — Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” and is incorporated herein by reference.

PART IV

ITEM 16.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:
1. and 2.	The Financial Statements and schedule filed as part of this report are listed separately in the Index to Financial Statements beginning on page 24 of this report
3	For Exhibits, see Item 16(c) below. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.20, 10.21, 10.22, 10.23, 10.24 and 10.25 of Item
(c)	List of Exhibits
**3.1	Articles of Incorporation and Amendments thereto
*3.1(a)	Amendment to Articles of Incorporation increasing authorized Common Stock to 25,000,000 from 15,000,000 shares
**3.2	Bylaws of the Company
**4.2	Certificate of Designation of the Powers, Designation Preferences of Rights of the Series A Preferred Stock.
**10.2	Siegel Family Revocable Trust Agreement
10.2(a)(8)	Amendment and Restated Siegel Family Revocable Trust Agreement
10.2(b)(8)	Siegel Family Limited Partnership Agreement
**10.3(a)	Agreements and Assignments of Patent Rights between Harold B. Siegel and the Siegel Family Revocable Trust
**10.3(b)	License Agreement between the Company and the Siegel Family Revocable Trust
10.18(7)	Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida
10.19(7)	Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio
10.22(7)	Form of Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement
10.23(7)	Form of Director's Stock Option Agreement
10.24(7)	Form of Directors' Consulting Agreement
10.25(7)	Form of Director/Officer Indemnification Agreement
10.29(10)	Stock Option Plan dated March 4, 1997
10.42(14)	Form of Warrant dated May 13, 1998, between Stanley D. Estrin Irrevocable Trust dtd March 16, 1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
10.43(14)	Form of Warrant dated May 13, 1998, between Stanley D. Estrin Irrevocable Trust dtd March 16, 1993, Judith C. Estrin, Trustee and Medical Technology Systems, Inc.
10.45(14)	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
10.46(14)	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.
10.48(14)	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc.
10.49(14)	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc.
10.52(16)	Form of Warrant dated October 16, 1998, between Joan L. Fitterling, as Trustee, or her successor in Trust of the Joan L. Fitterling Revocable Trust dated August 15, 1995 and Medical Technology Systems, Inc.
10.53(16)	Form of Warrant dated October 16, 1998, between Joan L. Fitterling, as Trustee, or her successor in Trust of the Joan L. Fitterling Revocable Trust dated August 15, 1995 and Medical Technology Systems, Inc.
10.53(16)	Form of Warrant dated October 16, 1998, between Joan L. Fitterling, as Trustee, or her successor in Trust of the Joan L. Fitterling Revocable Trust dated August 15, 1995 and Medical Technology Systems, Inc.
10.59(22)	Form of Warrant dated September 24, 1999 between Andrew G. Burch and Medical Technology Systems, Inc.
10.60(22)	Form of Warrant dated September 24, 1999 between IFM Venture Group and Medical Technology Systems, Inc.
10.62(23)	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated September 1, 1999.

10.63(23)	Amendment One to Executive Stock Appreciation Rights and Non-Qualified Stock Option Agreement dated October 28, 2000 between Medical Technology Systems, Inc. and Todd E. Siegel.
10.64(24)	Registration Statement regarding the Medical Technology Systems, Inc. 1997 Stock Option Plan dated February 27, 2001.
10.65(25)	Employment Agreement between Medical Technology Systems, Inc. and Michael P. Conroy dated March 2, 2001.
10.66(26)	Subordination Agreement between Eureka I, L.P., LaSalle Business Credit, Inc., Medical Technology Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002.
10.67(26)	Securities Purchase Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
10.66(26)	Senior Subordinated Note between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
10.68(26)	Registration Rights Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002
10.69(26)	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and JADE Partners dated June 26, 2002
10.70(26)	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and Todd E, Siegel dated June 26, 2002.
10.71(26)	Guarantor Security Agreement between Eureka I, L.P., MTS Packaging Systems, Inc., Medication Management Technology, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ
10.72(26)	Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002.
10.73(26)	Securities Pledge Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and LifeServ Technologies, Inc. dated June 26, 2002
10.74(26)	Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002.
10.75(26)	Trademark Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
10.76(26)	Trademark Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002.
10.77(26)	Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002.
10.78(26)	Patent Security Agreement between Eureka I, L.P. and The Siegel Family Revocable Trust dated June 26, 2002.
10.79(26)	Patent Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
10.80(26)	Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002.
10.81(26)	Warrant Agreement between Westminster Securities Corporation and Medical Technology Systems, Inc. dated June 26, 2002.
10.82(26)	Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002.
10.83(26)	Term Note A between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002.
10.84(26)	Term Note B between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002
10.85(26)	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002
10.86(26)	Capex Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002.
10.87(26)	Continuing Unconditional Guaranty between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002.

	10.88(26)	Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002.
	10.89(26)	Guarantor Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender, Medication Management Technologies, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc.,
	10.90(26)	Trademark Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems, Inc. dated June 26, 2002.
	10.91(26)	Trademark Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. dated June 26, 2002.
	10.92(26)	Patent Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. dated June 26, 2002.
	10.93(26)	Patent Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and The Siegel Family Revocable Trust dated June 26, 2002.
	10.94(26)	Patent Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems, Inc. dated June 26, 2002.
	10.95(27)	Grant Thornton, LLC Consent on Form s-8 Filed March 1, 2001
*		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement No. 33-40678 filed with the Commission on May 17, 1991
**		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement (SEC File No. 33-17852)
(10)		Incorporated herein by reference to Form 10-K for the year ended March 31, 1997
(11)		Incorporated herein by reference to Form 8-K dated May 2, 1997
(12)		Incorporated herein by reference to Form 10-Q dated February 13, 1998 for the quarter ended December 31, 1997
(13)		Incorporated herein by reference to Form 10-K for the year ended March 31, 1998
(14)		Incorporated herein by reference to Form 10Q filed November 12, 1998 for quarter ending September 30, 1998
(15)		Incorporated herein by reference to Form 8K filed on June 9, 1999 for event dated May 25, 1999
(16)		Incorporated herein by reference to Form 10-K for year ended March 31, 1999
(17)		Incorporated herein by reference to Form 8-K filed July 16, 1999
(18)		Incorporated herein by reference to Form 10-Q dated November 12, 1999 for the quarter ending September 30, 1999
(19)		Incorporated herein by reference to Form 8-K filed January 18, 1999
(20)		Incorporated herein by reference to Form 10-K for year ending March 31, 2000
(21)		Incorporated herein by reference to Form 8-K filed July 17, 2000
(22)		Incorporated herein by reference to Form 10-Q filed November 7, 2000 for quarter ending September 30, 2000
(23)		Incorporated herein by reference to Form 10-Q filed February 6, 2001 for quarter ending December 31, 2000
(24)		Incorporated herein by reference to Form S-8 filed February 27, 2001.
(25)		Incorporated herein by reference to Form 10-K for year ending March 31, 2001
(26)		Incorporated herein by reference to Form 10-K for year ending March 31, 2002
(27)		Filed herein

MEDICAL TECHNOLOGY SYSTEMS, INC.

        All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

Report of Independent Certified Public Accountants

Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida

         We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP
GRANT THRONTON, LLP
Tampa, Florida

June 10, 2003

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
(In Thousands)

ASSETS

	2003	2002

Current Assets:
Cash	$395	$410
Accounts Receivable, Net	4,756	3,456
Inventories, Net	3,080	2,212
Prepaids and Other	76	199
Deferred Tax Benefits	1,124	1,232

Total Current Assets	9,431	7,509
Property and Equipment, Net	3,023	2,425
Other Assets, Net	2,774	2,477
Deferred Tax Benefits	2,155	3,104

Total Assets	$17,383	$15,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$1,461	$968
Accounts Payable and Accrued Liabilities	3,506	3,267

Total Current Liabilities	4,967	4,235
Long-Term Debt, Less Current Maturities	7,023	10,812

Total Liabilities	11,990	15,047

Stockholders' Equity:
Common Stock	44	43
Preferred Stock	1	0
Capital In Excess of Par Value	11,881	8,806
Accumulated Deficit	(6,205)	(8,053)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	5,393	468

Total Liabilities and Stockholders' Equity	$17,383	$15,515

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In Thousands; Except Earnings Per Share Amounts)

	2003	2002	2001

Net Sales	$29,385	$24,769	$21,457
Costs and Expenses:
Cost of Sales	17,783	14,418	12,490
Selling, General and Administrative	6,330	5,298	5,128
Depreciation and Amortization	964	926	807

Total Costs and Expenses	25,077	20,642	18,425
Operating Profit	4,308	4,127	3,032
Other Expenses
Interest Expense	876	919	981
Amortization of :
Financing Costs	271	0	0
Original Issue Discount	189	0	0

Total Other Expenses	1,336	919	981

Income Before Taxes	2,972	3,208	2,051
Income Tax Benefit (Expense)	(1,124)	(1,234)	5,570

Income from Continuing Operations Before
Discontinued Operations	1,848	1,974	7,621
Loss from Operations of Discontinued Operations, Net of Tax	0	0	(227)

Net Income	$1,848	$1,974	$7,394
Non-Cash Constructive Dividend Related to Beneficial
Conversion Feature of Convertible Preferred Stock	347	0	0
Convertible Preferred Stock Dividends	168	0	0

Net Income Available to Common Stockholders	$1,333	$1,974	$7,394

Net Income Per Basic Common Share:
Income from Continuing Operations	$0.28	$0.46	$2.45
Income (Loss) from Discontinued Operations	0.00	0.00	(0.07)

Net Income Per Basic Common Share	$0.28	$0.46	$2.38

Net Income Per Diluted Common Share:
Income from Continuing Operations	$0.23	$0.44	$2.43
Income (Loss) from Discontinued Operations	0.00	0.00	(0.07)

Net Income Pper Diluted Common Share	$0.23	$0.44	$2.36

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(In Thousands)

	Common Stock		Preferred Stock
	$.01 Par Value		$.001 Par Value		Capital In			Total
					Excess of	Accumlated	Tresaury	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Decifict	Stock	Equity

Balance, March 31, 2000	6,542,621	$65	6,500,000	$1	$8,646	$(17,421)	$(328)	$(9,038)
Issuance of Stock Options					45			45
Exchange of Preferred Stock
for Common Stock	4,000,000	40	(6,500,000)	(1)	(39)			1
Reverse Stock Split	(6,325,593)	(63)			63
Net Income						7,394		7,394

Balance March 31, 2001	4,217,028	$42	0	$0	$8,715	$(10,027)	$(328)	$(1,598)
Issuance of Stock Options					49			49
Warrants and Options Exercised	64,133	1			23			24
Stock Issued	50,000				19			19
Net Income						1,974		1,974

Balance March 31, 2002	4,331,161	$43	0	$0	$8,806	$(8,053)	$(328)	$468
Stock Options and Warrants
Exercised	62,462	1			48			49
Warrants Issued					1,564			1,564
Preferred Stock Issued			2,000	1	1,999			2,000
Costs Related to Equity Issued					(368)			(368)
Convertible Preferred Stock
Dividend					(168)			(168)
Non-Cash Constructive Dividend
Related to Beneficial Conversion
Feature of Convertible
Preferred Stock					(347)			(347)
Amortization of Non-Cash
Constructive Dividend Related to
Beneficial Conversion Feature
of Convertible Preferred Stock					347			347
Net Income						1,848		1,848

Balance March 31, 2003	4,393,623	$44	2,000	$1	$11,881	$(6,205)	$(328)	$5,393

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATEDSTATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001

Operating Activities
Net Income	$1,848	$1,974	$7,621

Adjustments to Reconcile to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	964	926	807
Amortization of Deferred Financing Costs	271	0	0
Deferred Income Tax Expense (Benefit)	1,062	1,234	(5,570)
Amortization of Original Issue Discount	189	0	0
Inventory Valuation Provision	249	0	0
Development Costs Written Off	115	0	0
Issuance of Stock for Services	0	19	0
Deferred Compensation	0	49	45
(Increase) Decrease in:
Accounts Receivable	(1,300)	(889)	34
Inventories	(594)	99	(281)
Prepaids and Other	123	(70)	(43)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	302	(275)	763

Total Adjustments	1,381	1,093	(4,245)

Net Cash Provided by Operating Activities of Continuing Operations	3,229	3,067	3,376

Investing Activities
Expended for Property and Equipment	(1,140)	(809)	(1,063)
Expended for Product Development	(556)	(853)	(798)
Expended for Patents and Other Assets	(33)	(42)	(91)

Net Cash Used by Investing Activities of Continuing Operations	(1,729)	(1,704)	(1,952)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(12,410)	(1,096)	(1,313)
Net Advances on Revolving Line of Credit	3,465	0	0
Issuance of Convertible Preferred Stock	2,000	0	0
Expended for Financing Costs	(1,151)	0	0
Dividends on Convertible Preferred Stock	(168)	0	0
Advances from (to) Affiliates - Discontinued Operations	0	0	(191)
Exercise of Stock Options	49	24	0
Proceeds from Borrowing on Subordinated Notes and Long-Term Debt	6,700	27	0

Net Cash Used by Financing Activities of Continuing Operations	(1,515)	(1,045)	(1,504)

Net (Decrease) Increase in Cash	(15)	318	(80)
Cash at Beginning of Period	410	92	172

Cash at End of Period	$395	$410	$92

See Note 18 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 2002 AND 2001

NOTE 1 — BACKGROUND INFORMATION

        Medical Technology Systems™, Inc., a Delaware corporation (the “Company”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”).

        MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTSPI distributes products for MTS Packaging in the United Kingdom.

        The Company sold the assets of two subsidiaries in fiscal 2000 and treated the operations of these subsidiaries as discontinued operations in fiscal 2001. The Company’s continuing operations have been conducted through one business segment since fiscal 1999.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging and MTSPI. The results of operations of discontinued segments for 2001 have been excluded from the components of “Income from Continuing Operations” and shown under the caption “Loss from Operations of Discontinued Operations” in the Statements of Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2003, the Company’s cash and cash equivalents include the United States dollar equivalent of approximately $393,746 maintained in a bank in the UK. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. As of March 31, 2003 and 2002, the Company has established an inventory valuation allowance of $183,000 and $40,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand machine sales agreements with its customers. The warranty period is generally for a six-month period. To date, warranty costs have not been material.

Revenue Recognition

        The Company recognizes revenue when products are shipped and title transfers. However, revenue related to the sale of OnDemand machines is recognized upon installation and acceptance of the machine by the customer in accordance with the terms of the purchase agreement. Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company excludes the actual cost of freight and handling incurred from net sales and includes these costs in cost of sales.

        The geographic sales of the Company are primarily in the United States. There were two customers whose sales exceeded 10% of revenue for 2003, 2002 and 2001.

Allowance for Doubtful Accounts

        The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts.

Property and Equipment

        Property and equipment are recorded at cost. Additions to, and major improvements of, property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment is sold or retired, the applicable cost and accumulated depreciation is eliminated from the accounts and any gain or loss recorded. Depreciation and amortization are calculated using the straight-line method based upon the assets’ estimated useful lives as follows:

Years
Property and Equipment....................................................	3 - 7
Leasehold Improvements..................................................	5

        The Company uses accelerated methods of depreciation for tax purposes.

         Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $172,000, $87,000 and $119,000 in research and development costs during fiscal 2003, 2002 and 2001, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility is capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $556,000, $853,000 and $798,000 of product development costs during the years ended March 31, 2003, 2002 and 2001, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $303,000, $79,000 and $82,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

        In addition, during the fourth quarter of fiscal 2003, the Company evaluated the status of certain development products that were underway and determined that the recovery of the costs of these projects was doubtful, and therefore, were written off. The amount of the development costs written off during the year ended March 31, 2003 was $115,000.

        At March 31, 2003 and 2002, the Company’s capitalized product development costs included its new OnDemand™ product, which represented $1,428,000 and $1,314,000, respectively of the total capitalized product development costs. Manufacturing costs of approximately $441,000 were included in the OnDemand capitalized product development costs at March 31, 2002. All manufacturing costs of the OnDemand product were included in inventory at March 31, 2003.

        During the year ended March 31, 2003, the Company sold three OnDemand machines.

Other Assets

        Other assets are carried at cost less accumulated amortization. Amortization is being calculated on a straight-line basis over a five to seventeen year period (see Notes 2 and 6).

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses in 2003, 2002 and 2001.

        The adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" had no impact on the Company's financial statements.

Earnings Per Share

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 15).

Income Taxes

        Income taxes are provided for under the liability method in accordance with FASB No. 109, “Accounting for Income Taxes”, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Treasury Stock

        The Company records its treasury stock at cost.

Stock-Based Employee Compensation

        The Company follows only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as it relates to employment awards. It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income and earnings per share would be reduced to the proforma amounts indicated below:

		2003	2002	2001

Net Income Available to Common Stockholders	As Reported	$1,333	$1,974	$7,394
	Pro Froma	$821	$1,579	$7,376

Earnings Per Common Share	Basic As Reported	$.28	$.46	$2.38
	Basic Pro Forma	$.17	$.37	$2.37

Earnings Per Common Share	Diluted As Reported	$.23	$.44	$2.36
	Diluted Pro Forma	$.14	$.35	$2.36

        The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively, no dividend yield for all years, expected volatility of 127,148 and 133 percent; risk-free interest rates of 3.0, 3.7 and 6.1 percent, and three-year expected lives for all years.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

        The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates except for the carrying value of the subordinated note, which has a fair value of approximately $4,549,000 and a carrying value of $2,949,000.

Reclassifications

        Certain reclassifications were made to the 2002 and 2001 financial statement amounts to conform to 2003 presentation.

Recent Accounting Pronouncements

        In December 2002, SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure: and amendment of FASB Statement 123 (SFAS 123) was issued to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123. The Company does not intend to change the fair value based method of accounting for stock-based employee compensation and has included the additional disclosure requirements of SFAS 148 in the accompanying financial statements.

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently analyzing the effect that SFAS 150 may have on certain financial instruments that were issued in June 2002 (see Note 14).

         SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s second quarter or July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at July 1, 2003. Restatement is not permitted.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantors of Indebtedness to Others” (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company is not party to any non-employees indemnification agreements.

NOTE 3 — ACCOUNTS RECEIVABLE

        The Company maintains an allowance for potential losses on individual and commercial accounts receivable, which are unsecured. Management performs periodic collectibility reviews of its accounts receivable that considers aging and other factors.

        Accounts Receivable consist of the following:

	March 31,	March 31,
	2003	2002

	(In Thousands)

Accounts Receivable	$4,894	$3,557
Less: Allowance for Doubtful Accounts	(138)	(101)

	$4,756	$3,456

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

NOTE 4 — INVENTORIES

        Inventories consist of the following:

	March 31,	March 31,
	2003	2002

	(In Thousands)

Raw Material	$1,547	$964
Finished Goods and Work in Process	1,716	1,288
Less: Inventory Valuation Allowance	(183)	(40)

	$3,080	$2,212

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 5 — PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31,	March 31,
	2003	2002

	(In Thousands)

Property and Equipment	$9,014	$7,953
Leasehold Improvements	713	638

	9,727	8,591
Less: Accumulated Depreciation and Amorization	(6,704)	(6,166)

	$3,023	$2,425

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $577,000, $732,000 and $617,000 for fiscal years ending March 31, 2003, 2002 and 2001, respectively.

NOTE 6 — OTHER ASSETS

        Other assets consists of the following:

	Amorization
	Period	March 31,	March,
	(Years)	2003	2002

		(In Thousands)

Product Development (see Note 2)	5	$1,941	$2,202
Less Accumulated Amortization		(518)	(315)

		$1,423)	$1,887

Patents	17	$1,229	$1,196
Less Accumulated Amortization		(808)	(725)

		$421	$471

Financing Costs (see Note 8)	3 - 5	$1,110	$0
Less Accumulated Amortization		(271)	0

		$839	$0

Other	5	$201	$190
Less Accumulated		(110)	(71)

		$91	$119

Total Other Assets, Net		$2,774	$2,477

        All of the Company’s intangible assets are pledged as collateral on bank notes.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities are comprised of the following:

	March 31	March 31,
	2003	2003

	(In Thousands)

Accounts Payable/Trade	$2,100	$1,833
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	758	804
Medical Claims	86	102
Interest	34	0
Federal Tax	62	0
State Taxes	29	34
Royalties	437	494

	$3,506	$3,267

NOTE 8 — LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,	March 31,
	2003	2003

	(In Thousands)

Bank Term Loan payable in installments of interest at 7.5% and principal monthly for ten years ending September 1, 2006, with a lump sum payment of approximately $7.1 million on that date secured by all
tangible and intangible assets of the Company.	$0	$11,449

Revolving Line of Credit due June 26, 2005 plus interest payable at 1%
above the prime rate (5.25% at March 31, 2003).	3,465	0

Bank Term Loan payable in monthly installments of $83,333 plus interest
at 2.25% above the prime rate (6.5% at March 31, 2003)through June 2004.	1,250	0

Bank Term Loan payable in monthly installments of $11,667 plus interest
at 1.25% above the prime rate (5.5% at March 31, 2003) through June 2007.	595	0

Subordinated Note - Face amount of $4,000,000, less unamortized original issue discount of $1,051,000, due June 26, 2007 plus interest payable
monthly at 14%.	2,949	0

Other Notes and Agreements	226	331

Total Long - Term Debt	8,484	11,780
Less Current Portion	(1,461)	(968)

LONG-TERM DEBT DUE AFTER 1 YEAR	$7,023	$10,812

        The bank notes payable are collateralized by the Company’s accounts receivable, inventory, equipment and intangibles.

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. There was $4,117,000 available at March 31, 2003 on the revolving line of credit based upon eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

        One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 is repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and includes an excess cash flow payment provision. The excess cash flow payment that is due July 31, 2003 is $673,000.

        The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.) (See note 14.) The relative value of the warrants, and certain imbedded features of the warrants, were recorded as part of the stockholders’ equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $189,000 for the year ended March 31, 2003.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The bank term loans also contain provisions that require the Company to make additional principal payments based upon its excess cash flow and also requires the Company to maintain certain financial ratios and minimum stockholders’ equity levels of $4,600,000 at March 31, 2003 and the greater of $4,600,000 and 95% of the stockholders equity at the end of the previous year thereafter. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements of March 31, 2003

        The following is a schedule by year of the regularly scheduled principal payments required on these notes payable and long-term debts as of March 31, 2003:

(In Thousands)
2004 .....................................................................	$1,461
2005 .....................................................................	$210
2006 .....................................................................	$3,850
2007 .....................................................................	$14
2008 .....................................................................	$4,000
Thereafter ...........................................................	$0

        Interest expense for the years 2003, 2002 and 2001 amounted to $876,000, $919,000 and $981,000, respectively.

        The Company also had a $1,000,000 line of credit available for purchases of equipment at an interest rate of prime plus 1.25%. Advances on the line of credit may be made in $250,000 increments and are repayable over a five-year term. There were no amounts outstanding on this line of credit at March 31, 2003.

NOTE 9 — LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2003.

(In Thousands)
2004 .....................................................................	$534
2005 .....................................................................	$508
2006 .....................................................................	$130
2007 .....................................................................	$9
2008 .....................................................................	$9
Thereafter ...........................................................	$5

         The Company's primary facility lease expires in fiscal 2006. Prior to the expiration, the Company will determine if it is appropriate to renew its lease or move its operations to another suitable location.

        Rent expense amounted to $439,000, $393,000 and $350,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 10 — 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2003, 2002 and 2001, the Company contributed $43,000, $30,000 and $16,000, respectively, to the plan.

NOTE 11 — SELF INSURANCE PLAN

        The Company has a Medical Health Benefit Self-insurance Plan, which covers substantially all of its employees. During the year ended March 31, 2003, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $500,000. Reinsurance limits for subsequent fiscal years may change. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of $86,000 at March 31, 2003 for all unpaid claims incurred and reported during fiscal year 2003 and an estimate of claims incurred during fiscal year 2003 that have not been reported as of March 31, 2003.

NOTE 12 — RELATED PARTY TRANSACTIONS

        Todd E. Siegel (“Siegel”) is the Trustee of the Siegel Family QTIP Trust (the “Trust”), which is the general partner in JADE Partners, a significant stockholder of the Company. The Trust has entered into an exclusive Technology and Patent Licensing Agreement with the Company for certain technologies and patents on machine and product designs.

        Under the terms of the agreement, the Company is required to pay to the Trust royalties of one percent of sales on licensed products. In addition, the agreement states that there are no minimum royalty payments due and the agreement would expire if the Company abandons or ceases to use the technologies. Royalty payments were $281,000, $62,400 and $50,000 in the years ended March 31, 2003, 2002 and 2001, respectively. Accrued royalty payments due as of March 31, 2003, 2002 and 2001 total approximately $437,000, $494,000 and $382,000, respectively.

        Siegel, through his beneficial interest in the Trust, owns approximately 42% of the outstanding Common Stock of the Company.

NOTE 13 — TAXES

        The components of income tax expense (benefit) is as follows:

	Years Ended March 31,

	2003	2002	2001

	(In Thousands)

Current Income Taxes	$62	$0	$0
Deferred Income Taxes (Principally related to the
use of the tax loss carryforward)	1,062	1,234	632
Change in Deferred Tax Valuation Allowance	0	0	(6,202)

Income Tax Expense (Benefit)	$1,124	$1,234	$(5,570)

        Total income tax (benefit) expense for 2003, 2002 and 2001 resulted in effective tax rates of 37.8%, 38.5% and (271.6%), respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 34.0% — 35.0% are as follows:

	Years Ended March 31,

	2003	2002	2001

	(In Thousands)

Tax Expense at U.S. Statutory Rate	$1,011	$1,118	$697
State Income Tax, Net	99	116	72
Other	14	0	0
Net Operating Loss Carryforward	0	0	(769)
Net Deferred Tax Asset Recognized	0	0	(5,570)

	$1,124	$1,234	$(5,570)

        Deferred taxes consist of the following:

	March 31, 2003	March 31, 2002

	(In Thousands)
Deferred Tax Assets:
Tax Loss Carry Forward	$2,891	$4,043
Reserves and Provisions	380	403
Inventory Valuation Allowance	69	15
Allowance for Doubtful Accounts	52	38
Depreciation/Amortization Temporary Difference	(113)	(163)

Deferred Income Taxes	$3,279	$4,336

        The Company’s deferred tax asset at March 31, 2003 is broken down to its current and long-term portions as follows:

Current	$1,124,000
Long-Term	2,155,000

$3,279,000

        Prior to fiscal year ended 2001, the Company had provided a 100% valuation allowance on its net deferred tax asset, as it was not more likely than not that the related income tax benefit would be realized in the future. During fiscal year ended 2001, the Company removed its valuation allowance, thereby recording an income tax benefit of $5,719,000 because the Company believed that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

        In order for the Company to fully utilize the benefits of its net operating loss carryforwards in the future, its average future annual taxable income beginning with fiscal year 2004 and ending with fiscal year 2020 would have to be approximately $425,000.

NOTE 14 — STOCKHOLDERS’ EQUITY (DEFICIT)

        Stockholders’ Equity consists of the following:

	March 31,	March 31,	March 31,
	2003	2002	2001

Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	0	0
Issued Shares	2,000	0	0
Outstanding Shares	2,000	0	0

Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000	25,000,000
Outstanding Shares	4,393,623	4,312,281	4,198,148
Issued Shares	4,393,623	4,331,161	4,217,028

Series A Convertible Participating Preferred Stock

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended March 31, 2003, all dividends due in the amount of approximately $168,000 were paid in cash or accrued. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. In addition, the terms of the convertible preferred stock agreement contains certain antidilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

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

        In the event the Company is required to make payments to the holders of the preferred stock, it may elect to issue additional preferred stock in lieu of cash payment. Although the make-whole provision and other provisions of the convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

Voting Preferred Stock

        JADE Partners (“Partnership”) was the holder of 6,500,000 shares of Voting Preferred Stock. The Siegel Family QTIP Trust, established pursuant to the terms of the Siegel Family Revocable Trust (the “Trust”), which originally acquired the shares of Voting Preferred Stock in 1986 for the aggregate par value of the shares ($650.00), transferred the shares to the Siegel Family Limited Partnership in 1993. The Siegel Family Limited Partnership transferred the shares to the Partnership in 1994. The Company’s CEO is the trustee of the Trust, which is the managing general partner of the Partnership, and accordingly, controls the shares held by the Partnership.

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

        During fiscal 2001, the board of directors of the Company determined that it was in the best interest of its stockholders to exchange all outstanding shares of its voting preferred stock for a certain number of the Company’s common shares. The board of directors engaged counsel to advise them in relation to this matter. In addition, the board of directors engaged an independent third party familiar with transactions of this nature to evaluate the relative values of the shares of voting preferred stock and common shares. Upon receipt of the independent third party’s valuation, the board of directors met to discuss the exchange of the shares of voting preferred stock for common shares. Once the board of directors determined the exchange ratio between the shares of voting preferred stock and common shares that it believed was appropriate, they engaged another independent third party to determine if the exchange ratio was fair. Upon receipt of an opinion as to the fairness of the exchange ratio, the board of directors solicited the approval of the Company’s common stockholders. The common stockholders approved the exchange. The measurement date for purposes of valuing the transaction was March 31, 2000.

        Based upon the exchange ratio, the Company accounted for the exchange of voting preferred shares for common shares by recording the issuance of 4,000,000 shares of common stock at par value ($40,000), the retirement of 6,500,000 shares of voting preferred stock at par value ($650) and reduced its capital in excess of par value by $39,350.

Stock Options

        Activity related to options is as follows:

	Number of	Range of Exercise	Weighted Average
	Shares	Prices	Exercise Price
			Per Share

Outstanding at March 31, 2000	436,507	$.48 - $25.00	$3.35
Granted in Fiscal 2001:
Officers and Directors	120,000	1.50 - 2.66	1.88
Employees	0		0
Options Expired	(53,301)	2.84	2.84

Outstanding at March 31, 2001	503,206	.48 - 25.00	3.05
Granted in Fiscal 2002:
Officers and Directors	591,000	.48 - 2.55	1.51
Employees	376,500	1.40 - 2.66	1.59
Options Exercised	(9,000)	1.50	1.50
Options Expired	(11,900)	2.00	4.20

Outstanding at March 31, 2002	1,449,806	.48 - 25.00	2.04
Granted in Fiscal 2003
Officers and Directors	43,000	2.30 - 2.67	2.47
Employees	84,000	2.30 - 2.80	2.62
Options Exercised	(31,600)	1.50 - 2.50	1.55
Options Expired	(23,400)	1.45 - 2.66	1.99

Outstanding at March 31, 2003	1,521,806	$.48 - $25.00	$2.10

Outstanding Shares

Range of	Number	Weighted Average	Weighted Average
Exercise Prices	Outstanding	Remaining	Exercise Price
		Contractual Life
		(Years)

$0.48 - $2.35	1,005,000	8.0	$1.59
2.50 - $5.00	506,158	4.6	$2.64
$15.00 - $25.00	10,648	1.0	$18.93

Exercisable Shares

Range of	Number	Weighted Average	Weighted Average
Exercise Prices	Outstanding	Remaining	Exercise Price
		Contractual Life
		(Years)

$0.48 - $2.35	758,331	8.0	$1.57
2.50 - $5.00	419,658	4.6	$2.65
$15.00 - $25.00	10,648	1.0	$18.93

        The options outstanding at March 31, 2003 expire on various dates commencing in June 2003 and ending in March 2013.

        The weighted average grant date fair value of option during fiscal year 2003, 2002 and 2001 was $1.75, $1.25 and $.52, respectively.

Warrants

         Activity related to warrants is as follows:

	Number of Shares	Weighted Average
		Price Per Share

Outstanding at March 31, 2001	205,600	$0
Granted in Fiscal 2002	0	0
Warrants Exercised	(76,000)	.97
Warrants Expired	0	0

Outstanding at March 31, 2002	129,600	1.60
Granted in Fiscal 2003	691,517	.28
Warrants Exercised	(47,000)	.97
Warrants Expired	0	0

Outstanding at March 31, 2003	774,117	$.45

        The warrants expire on various dates commencing June 2007 and ending June 2012. All warrants are 100% vested at March 31, 2003.

        The weighted average grant date fair value of warrants during fiscal 2003 and 2002 was $2.72 and $.90, respectively.

        In June 2002, the Company issued subordinated notes to an investor (see Note 8). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years.

        The terms of the warrant agreement contain certain antidilution provisions. The warrant agreement also contains a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event there is a change in control of the voting common stock of the Company, if there is a sale of the Company, or if there is a public offering of the Company’s common stock.

        The value of the warrants was determined as of the date of issuance using the Black-Scholes options-pricing model. In addition, an independent third party has estimated the value of certain embedded features contained in the warrant agreement and registration rights agreement between the Company and the warrant holder (a “make-whole” and “claw-back” feature that obligated the Company to pay additional amounts, in cash or additional shares at the option of the Company, if certain events occur in the future). Using the relative value of the debt ($4,000,000), warrants ($1,564,000) and the warrant’s embedded features ($233,000), the Company recorded the value of the warrants and the warrant’s embedded features as part of its stockholders equity, in accordance with EITF 00-19, and reduced the carrying amount of the debt as an original issue discount. The original issue discount is being be amortized over the five year term of the subordinated notes and will be recorded as interest expense and a corresponding increase in the carrying value of the subordinated notes.

        In the event the Company is required to make payments to the holders of the warrants, it may elect to issue additional warrants in lieu of cash payment. Although the make-whole provision and other provisions of the warrant agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

        The Company has determined the value of the warrants and the make-whole and other provisions of the warrants and has recorded this amount as a component of its stockholders’ equity. This amount, $1,240,000 also represents the original issue discount that is being amortized over the five-year term of the subordinated note.

The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of the fees related to the above referenced financing. The warrants are fully exercisable for five (5) years at $1.50 per share. The value of these warrants, $324,000, was determined as of the date of issuance using the Black-Scholes options-pricing model. The Company allocated the value between the proceeds received from the subordinated debt and the convertible preferred stock based upon their respective amounts. The Company recorded the entire value of the warrants as additional paid in capital. The portion of the value of the warrants that has been allocated to the subordinated notes has been recorded as a long-term asset and will be amortized over the five-year term of the subordinated notes as financing costs. The portion of the value of the warrants that has been allocated to the convertible preferred stock was recorded as a reduction in additional paid in capital.

        During fiscal year 2001, the Company entered into a financial advisory agreement with National Securities Corporation (“NSC”). The terms of the agreement provided for the issuance of 105,000 warrants to NSC as part of the compensation for their services. The warrants were exercisable at an average price of $1.00 and expire in 2006. Compensation expense related to these warrants totaled $49,000 and $45,000 for the years ended March 31, 2002 and 2001, respectively. During fiscal year 2002, NSC exercised their rights to acquire 45,133 shares of common stock pursuant to the cashless exercise rights provision contained in the warrant agreement representing 66,000 shares. The warrants were exercisable at prices ranging from $.85 to $1.50 per share. In addition, certain holders of warrants elected to exercise their rights to acquire 10,000 shares of common stock. The warrants were exercisable at prices ranging from $1.13 to $1.50.

        During fiscal 2003, NSC exercised their rights to acquire 23,529 shares of common stock pursuant to the cashless exercise rights provision contained in the warrant agreement representing 39,000 shares. The warrants were exercisable at $1.50 per share. In addition, certain holders of warrants elected to exercise their rights to acquire 7,333 shares of common stock. The warrants were exercisable at $.35 per share.

Stock Appreciation Rights and Other Stock Based Compensation

        The Company entered into a stock appreciation rights agreement (“SAR”) with its Chief Executive Officer (“CEO”) in 1995. The agreement, which is for a term of 10 years, calls for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company’s outstanding common stock. The CEO may elect to receive shares of restricted stock, valued at 50%, in lieu of cash compensation earned pursuant to the terms of the SAR. The CEO has historically elected to receive additional compensation in cash. Additional compensation expense for the years ended March 31, 2003, 2002 and 2001 totaled $7,000, $143,000 and $131,000, respectively based upon the presumption that the CEO would continue to elect to receive the additional compensation in cash instead of restricted stock. During the fiscal year 2003 and at March 31, 2003, the CEO elected to receive cash for all amounts earned. The Company and the CEO intend to terminate the SAR during the first part of fiscal 2004 and enter into another long-term incentive compensation agreement.

        The terms of the existing employment agreement between the Company and its Chief Financial Officer (“CFO”) provides the CFO with the right to elect to receive any portion of his compensation in the form of common stock of the Company, valued at 60%, in lieu of cash compensation. The CFO may make the election at the beginning of each fiscal quarter. The CFO elected to receive 50,000 shares of common stock in lieu of $18,750 of future compensation during fiscal 2002. During fiscal 2003, the CFO elected to receive all compensation earned in the form of cash. On April 1, 2003, the CFO elected to receive all compensation earned during the fiscal quarter ending June 30, 2003 in the form of cash.

NOTE 15 — EARNINGS PER SHARE

        Income from continuing operations per common share is computed by dividing income from continuing operations by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

        The following table sets forth the computation of income from continuing operations per basic and diluted common share:

	Year Ended	Year Ended	Year Ended
	March 31, 2003	March 31, 2002	March 31, 2001

Numerator:
Net Income Available to Common Stockholders	$1,333,000	$1,974,000	$7,621,000

Denominator:
Weighted Average Shares Outstanding - Basic	4,793,000	4,299,000	3,112,000
Add: Effect of Dilutive Options and Warrants	455,000	218,000	18,000
Effect of Conversion of Convertible Preferred
Stock into Common Stock	645,000	0	0

Weighted Average Shares Outstanding - Diluted	5,893,000	4,517,000	3,130,000

Income from Continuing Operations Per Common
Share - Basic	$0.28	$0.46	$2.45

Income from Continuing Operations per Common
Share - Diluted	$0.23	$0.44	$2.43

        The effect of 1,127,000 and 440,806 options and warrants were not included in the calculation of net income per diluted common share for 2003 and 2002, respectively, as the effect would have been anti-dilutive. The effect of all options and warrants (see Note 14) for 2000 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.

        Certain provisions of the warrants and the terms of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note 14).

NOTE 16 – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes 8 and 14. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as another asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. Amortization expense related to the financing costs was $271,000 for the fiscal year ended March 31, 2003.

NOTE 17 – CONTINGENCIES

        In November 1998, Medical Technology Laboratories, Inc. (“MTL”), a subsidiary that was sold in fiscal 2000 (see Note 20), received a refund request in the amount of $1.8 million from Medicare Program Safeguards (“MPS”). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

        The Company is involved in certain claims and legal actions arising in the ordinary course of business including the matter referred to above. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE 18 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002	2001

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$842	$1,001	$989

Supplemental Cash Flow for Discontinued Operations:

Operating Activities:
Net Cash Provided by Discontinued Operations	0	0	230

Financing Activities:
Net Cash Used by Financing Activities of Discontinued Operations	0	0	(305)

Net Increase (Decrease) in Cash - Discontinued Operations	0	0	(76)
Cash at Beginning of Period - Discontinued Operations	0	0	75

Cash at End of Period - Discontinued Operations	0	$0	$1

2003 – Non-Cash Activities

        The Company transferred approximately $523,000 in product development costs to inventory. An original issue discount (OID) of approximately $1,240,000 was recorded as a reduction in the carrying value of the subordinated note, and included as a component of stockholders’ equity. During 2003, the amortization of OID was $189,000. Additionally, the Company issued 125,000 warrants (see Note 8) valued at approximately $324,000 and included the value of the warrants as a component of its financing costs.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The information set forth below represents unaudited selected quarterly financial data for the fiscal years ended March 31, 2003 and 2002.

	Fiscal Year Ended March 31, 2003

	For the Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003

Income Statement Data:
Net Sales	$6,907	$6,719	$7,694	$8,065
Gross Profit	2,580	2,634	3,121	3,262
Income Before Income Taxes	696	467	686	1,118
Income Tax Expense	261	177	261	420
Dividends	350	55	55	55

Net Income Available to Common Stockholders	$85	$235	$370	$643

Net Earnings Per Basic Common Share	$0.02	$0.05	$0.07	$0.14

Net Earnings Per Diluted Common Share	$0.02	$0.04	$0.06	$0.11

	Fiscal Year Ended March 31, 2002

	For the Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Income Statement Data:
Net Sales	$5,876	$5,991	$6,192	$6,710
Gross Profit	2,396	2,496	2,506	2,953
Income Before Income Taxes	662	676	854	1,016
Income Tax Expense	239	237	320	438

Net Income	$383	$439	$534	$618

Net Earnings Per Basic Common Share	$0.09	$0.10	$0.12	$0.15

Net Earnings Per Diluted Common Share	$0.09	$0.10	$0.12	$0.13

NOTE 20 – DISCONTINUED OPERATIONS

        During fiscal 2000, the Company sold the assets of two of its subsidiaries, LifeServ Technologies, Inc. (“LifeServ”) and Medical Technology Laboratories, Inc. (“MTL”). The operations of these discontinued subsidiaries during fiscal 2001 were confined to collection of accounts receivable and the settlement of certain outstanding liabilities.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2003	Medical Technology Systems, Inc.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Todd E. Siegel	Chairman of the Board of Directors, President and	June 30, 2003
Todd E. Siegel	Chief Executive Officer (principal executive officer)

/s/Michael P. Conroy	Director, Chief Financial Officer and Vice President	June 30, 2003
Michael P. Conroy	(principal financial officer)

/s/Michael Stevenson	Chief Operating Officer	June 30, 2003
Michael Stevenson

/s/Mark J. Connolly	Principal Accounting Officer and Controllertor	June 30, 2003
Mark J. Connolly

/s/John Stanton	Director and Vice Chairman of the Board of Directors	June 30, 2003
John Stanton

/s/David W. Kazarian	Director	June 30, 2003
David W. Kazarian

/s/Frank A. Newman	Director	June 30, 2003
Frank A. Newman

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors
Medical Technology Systems, Inc.

        In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 10, 2003, which is included in the Company’s Annual Report on SEC Form 10-K as of and for the year ended March 31, 2003, we have also audited Schedule II for the years ended March 31, 2003, 2002 and 2001. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

/s/Grant Thornton, LLP
GRANT THORNTON, LLP
Tampa, Florida

June 10, 2003

Exhibit 23.1

Consent of Independent Certified Public Accounts

        We have issued our reports dated June 10, 2003 accompanying the consolidated financial statements and schedule included in the Annual Report of Medical Technology Systems, Inc. on Form 10-K for the year ended March 31, 2003. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Medical Technology Systems, Inc. on Form S-8 (File No. 333-56384) effective March 1, 2001).

/s/Grant Thornton, LLP
GRANT THORNTON, LLP
Tampa, Florida

June 10, 2003

CERTIFICATIONS

I, Todd E. Siegel, certify that:

1.	I have reviewed this annual report on Form 10-K of Medical Technology Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

CERTIFICATIONS

I, Michael P. Conroy, certify that:

1.	I have reviewed this annual report on Form 10-K of Medical Technology Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 30, 2003

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

        A signed original of this written statement required by Section 906 has been provided to Medical Technology Systems, Inc. and will be retained by Medical Technology Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 30, 2003

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

        A signed original of this written statement required by Section 906 has been provided to Medical Technology Systems, Inc. and will be retained by Medical Technology Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SCHEDULE II

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2001, 2002 AND 2003

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to	Accounts	Balance at
	Begining of	Costs and	Written Off,	End of
	Year	Expenses	Net	Year

Deferred Tax Valuation Allowance:

Year Ended March 31, 2001	$6,202	$6,202	$0	$0
Year Ended March 31, 2002	$0	$0	$0	$0
Year Ended March 31, 2003	$0	$0	$0	$0

Inventory Valuation Allowance:

Year Ended March 31, 2001	$40	$0	$0	$40
Year Ended March 31, 2002	$40	$0	$0	$40
Year Ended March 31, 2003	$40	$249	$106	$183

Self Insured Medical Claims Reserve:

Year Ended March 31, 2001	$72	$210	$175	$107
Year Ended March 31, 2002	$107	$324	$329	$102
Year Ended March 31, 2003	$102	$285	$301	$86

Allowance for Doubtful Accounts:

Year Ended March 31, 2001	$274	$120	$104	$290
Year Ended March 31, 2002	$290	$(180)	$9	$101
Year Ended March 31, 2003	$101	$50	$13	$138

S-1