Form 10-Q
period 2003-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2003-08-13
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1930

For quarterly period ended June 30, 2003
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from _______________ to ______________

Commission File Number:    0-16594

MEDICAL TECHNOLOGY SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12920 Automobile Boulevard, Clearwater, Florida	33762

(Address of Principal Executive Offices)	(Zip Code)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   |X|   Yes      [  ]    No

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    [  ]   Yes      [X]    No

            As of August 13, 2003, the registrant had 4,404,523 shares of common stock, $.01 par value per share, issued and outstanding.

10Q-1

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

i.

Item 1.     Financial Statements

PART 1 — FINANCIAL INFORMATION

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30,	March 31,
	2003	2003

	(Unaudited)
Current Assets:
Cash	$208	$395
Accounts Receivable, Net	4,228	4,756
Inventories	3,229	3,080
Prepaids and Other	498	76
Deferred Tax Benefits	1,290	1,124

Total Current Assets	9,453	9,431
Property and Equipment, Net	3,074	3,023
Other Assets, Net	2,749	2,774
Deferred Tax Benefits	1,866	2,155

Total Assets	$17,142	$17,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$1,210	$1,461
Accounts Payable and Accrued Liabilities	3,070	3,506

Total Current Liabilities	4,280	4,967
Long-Term Debt, Less Current Maturities	7,167	7,023

Total Liabilities	11,447	11,990

Stockholders' Equity:
Common Stock	44	44
Preferred Stock	1	1
Capital In Excess of Par Value	11,838	11,881
Accumulated Deficit	(5,860)	(6,205)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	5,695	5,393

Total Liabilities and Stockholders' Equity	$17,142	$17,383

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Revenue:
Net Sales	$7,013	$6,907
Costs and Expenses:
Cost of Sales	4,236	4,327
Selling, General and Administrative	1,607	1,471
Depreciation and Amortization	276	192

Total Costs and Expenses	6,119	5,990

Operating Profit	894	917

Other Expenses:
Interest Expense	203	221
Amortization of:
Financing Costs	85	0
Original Issue Discount	62	0

Total Other Expenses	350	221
Income Before Income Taxes	544	696

Income Tax Expense	206	261

Net Income	338	435
Non-Cash Constructive Dividend Related to Beneficial Conversion
Feature of Convertible Preferred Stock	0	347
Convertible Preferred Stock Dividends	55	3

Net Income Available to Common Stockholders	$283	$85

Net Income Per Common Share - Basic	$0.06	$0.02

Net Income Per Common Share - Diluted	$0.04	$0.02

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2003
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock		Capital
	$.01 Par Value		$.001 Par Value		In Excess			Total
					of Par	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Equity

Balance, March 31, 2003	4,393,623	$44	2,000	$1	$11,881	$(6,205)	$(328)	$5,393

Stock Options and Warrants Exercised	10,900				12			12

Convertible Preferred Stock Dividend					(55)			(55)

Currency Exchange Gain (Loss)						7		7

Net Income for Three Months Ended June 30, 2003						338		338

Balance, June 30, 2003	4,404,523	$44	2,000	$1	$11,838	$(5,860)	$(328)	$5,695

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Operating Activities
Net Income	$338	$435

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	85	0
Amortization of Original Issue Discount	62	0
Depreciation and Amortization	276	192
Income Tax Expense	206	261
(Increase) Decrease in:
Accounts Receivable	528	(576)
Inventories	(149)	122
Prepaids and Other	(422)	(119)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(436)	796

Total Adjustments	150	676

Net Cash Provided by Operations	488	1,111

Investing Activities
Expended for Property and Equipment	(173)	(176)
Expended for Product Development	(115)	(130)
Expended for Patents and Other Assets	0	(24)

Net Cash (Used) by Investing Activities	(288)	(330)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(304)	(11,494)
Advances (Paydowns) on Revolving Line of Credit	(40)	2,892
Borrowing on Term Loans and Subordinated Notes	0	6,700
Issuance of Convertible Preferred Stock	0	2,000
Exercise of Stock Options	12	0
Expended for Financing Costs	0	(1,130)
Dividends on Convertible Preferred Stock	(55)	0

Net Cash (Used) by Financing Activities	(387)	(1,032)

Net (Decrease) in Cash	(187)	(251)

Cash at Beginning of Period	395	410

Cash at End of Period	$208	$159

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

June 30, 2003
        Non-Cash Financing Activities — The Company purchased $175,000 in equipment and financed the purchase with a capital lease obligation.

June 30, 2002
       Non-Cash Financing Activities — See Notes G and I.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2003

NOTE  A — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by the US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”). All other subsidiaries of the Company did not have operations during the three-month period ended June 30, 2003 and 2002.

NOTE   B — INVENTORIES

        The components of inventory consist of the following:

	June 30,	March 31,
	2003,	2003

	(In Thousands)

Raw Materials	$1,748	$1,547
Finished Goods and Work in Progress	1,669	1,716
Less: Inventory Valuation Allowance	(188)	(183)

	$3,229	$3,080

        Inventories are stated at the lower of cost (first-in, first-out) or market.

NOTE  C — EARNINGS PER SHARE

        Net Income per common share is computed by dividing net income available to common shareholders by the basic and diluted weighted average number of shares of common stock outstanding. The number of shares of common stock, for purposes of the basic earnings per share computation, include 566,517 shares that could result from the exercise of warrants exercisable at $.01 per share by the holder of the warrants (see Note G). For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the common stock equivalents that the stock options and warrants would represent. In addition, the convertible preferred stock has been treated as if it had been converted into common stock on the date of issuance.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended

	June 30,	June 30,
	2003	2002

Numerator:

Net Income	$338	$435

Minus:
Constructive Dividend Related to Beneficial Conversion Feature Convertible Preferred Stock	0	(347)

Convertible Preferred Stock Dividend Payable	(55)	(3)

Net Income Available to Common Shareholders	$283	$85

Denominator:

Weighted Average Shares Outstanding - Basic	4,962	4,338

Add: Effect of Dilutive Warrants and Options	827	518

Effect of Conversion of Convertible Preferred Stock Into Common Stock	847	46

Effect of Shares Available for Issuance under SAR Agreement	0	239

Weighted Average Shares Outstanding - Diluted	6,636	5,141

Income Common Share - Basic	$0	$0

Income Common Share - Diluted	$0	$0

        Certain provisions of the warrants and the terms of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

NOTE   D – STOCK BASED COMPENSATION

        The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair market value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options. If compensation cost for the Company’s stock option plan had been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below:

	Three Months Ended June 30

	2003	2002

	(In Thousands)

Net Income Available to Common Shareholders as Reported	$283	$85

Net Income (Loss) Proforma	$166	$(17)

Net Income Per Common Share, Basic as Reported	$0	$0
Net Income (Los) Per Common Share, Basic Proforma	$0	$0

Net Income Per Share, Diluted as Reported	$0	$0
Net Income (Loss) Per Share, Diluted Proforma	$0	$0

For Basic Income (Loss) Per Share - Weighted Average Shares	$4,962	$4,338

For Diluted Income (Loss) Per Share - Weighted Average Shares	$6,636	$5,141

NOTE   E – REVENUE RECOGNITION

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

NOTE  F — RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

        The Company expenses product research and development costs as incurred. The Company incurred approximately $33,000 and $10,000 during the three months ended June 30, 2003 and 2002, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $115,000 and $130,000 of product development costs during the three months ended June 30, 2003 and 2002, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $91,000 and $37,000 for the three months ended June 30, 2003 and 2002, respectively.

        At June 30, 2003 and March 31, 2003, the Company’s capitalized product development costs included its new OnDemand™ product, which represented $1,539,000 and $1,428,000, respectively, of the total capitalized product development costs (see Note L).

NOTE  G – LONG-TERM DEBT

	June 30,	March 31,
	2003	2003

	(In Thousands)

Revolving Line of Credit due June 26, 2005 plus interest payable at 1% above the prime rate (5.0% at June 30, 2003).	$3,425	$3,465

Bank Term Loan payable in monthly installments of $83,333 plus interest at 2.25% above the prime rate (6.25% at June 30, 2003) through June 2004.	1,000	1,250

Bank Term Loan payable in monthly installments of $11,667 plus interest at 1.25% above the prime rate (5.25% at June 30, 2003) through June 2007.	560	595

Subordinated Note - Face amount of $4,000,000, less unamortized original issue discount of $989,000, due June 26, 2007 plus interest payable monthly at 14%.	3,011	2,949

Other Notes and Agreements	381	225

Total Long - Term Debt	8,377	8,484
Less Current Portion	(1,210)	(1,461)

LONG-TERM DEBT DUE AFTER 1 YEAR	$7,167	$7,023

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. There was an additional $409,000 available at June 30, 2003 on the revolving line of credit based upon eligible accounts receivable and inventory. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

        One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 is repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and is subject to an excess cash flow payment provision. The Company and its lender agreed that the excess cash flow payment that was due on July 1, 2003, approximately $673,000, would be paid in equal monthly installments beginning August 1, 2003 and ending in January 2004, and as a result, the entire original amount of this term loan will be paid at that date.

        The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share (subject to certain antidilution provisions) (see Note I). The relative value of the warrants, and certain embedded features of the warrants, were recorded as part of the stockholders’ equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $62,000 for the three months ended June 30, 2003.

        The terms of the warrant agreement contain certain antidilution provisions and also contain a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event there is a change in control of the voting common stock of the Company, if there is a sale of the Company, or if there is a public offering of the Company’s common stock. In the event the Company is required to make payments to the holders of the warrants, it may elect to issue additional warrants in lieu of cash payment. The maximum number of shares that the Company may be required to issue is 12,500,000.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels of the greater of $4,600,000 or 95% of the stockholders equity at the end of the previous fiscal year. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements at June 30, 2003.

NOTE   H — CONTINGENCIES

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

NOTE  I – STOCKHOLDER EQUITY

        In June 2002, the Company issued subordinated notes to an investor (see Note G). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years.

        Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended June 30, 2003, all dividends due in the amount of approximately $55,000 were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (see Note C). The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

        The terms of the warrant and convertible preferred stock agreements contain certain antidilution provisions and also contain a make-whole provision that obligates the Company to pay certain amounts to the holders of the warrants and convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants or convert the preferred stock into common stock. The warrant agreement also contains a provision that may obligate the Company to pay certain amounts to the holders of the warrants in the event there is a change in control of the voting common stock of the Company, if there is a sale of the Company, or if there is a public offering of the Company’s common stock.

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

        The Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of the fees related to the above referenced financing. The warrants are fully exercisable for five (5) years at $1.50 per share. The value of these warrants, $324,000, was determined based upon the value of the Company’s common stock on the date the warrants were issued. The Company recorded the value of the warrants as a component of its financing costs incurred (see Note J).

NOTE  J – FINANCING COSTS

        The Company incurred approximately $1,458,000 of financing costs during the twelve months ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes F and I. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as an other asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. There were no additional financing costs incurred during the three-month period ending June 30, 2003. Amortization expense related to the financing costs that was allocated to the debt was $85,000 for the three months ended June 30, 2003.

NOTE  K – RECENT NEW ACCOUNTING PRONOUNCEMENTS

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

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently analyzing the effect that SFAS 150 may have on certain financial instruments that were issued in June 2002 (see Notes G and I). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s second quarter or July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at July 1, 2003. Restatement is not permitted.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantors of Indebtedness to Others” (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company provides its customers with an indemnification related to patent infringement matters as part of its OnDemand sales agreement. Due to the uncertainty of potential patent infringement claims, the Company can not estimate the amount of any future payments, if any, that may be made.

NOTE  L – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	June 30,	March 31,
	(Years)	2003	2003

		(In Thousands)

Product Development (see Note F)	5	$2,141	$1,941
Less: Accumulated Amortization		(609)	(518)

		$1,532)	$1,423

Patents	17	$1,229	$1,229
Less: Accumulated Amortization		(850)	(808)

		$379	$421

Financing Costs (see Note J)	3 - 5	$1,110	$1,110
Less: Accumulated Amortization		(356)	(271)

		$754	$839

Other	5	$201	$201
Less: Accumulated		(117)	(110)

		$84	$91

Total Other Assets, Net		$2,749	$2,774

        All of the Company’s intangible assets are pledged as collateral on bank notes.

NOTE  M – SUBSEQUENT EVENTS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. The purchase price of the rights was $1,480,000. As part of the agreement, the Trust agreed to forgive the royalties of $348,000, that were accrued and unpaid on July 28, 2003, and terminated the license agreement. The purchase price will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785 including interest at the rate of 6.25%. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party to conduct an appraisal of the value of the rights. The Company will reduce the purchase price of the rights by the amount of the unpaid royalties and record the resulting amount as an intangible asset. The intangible asset will be amortized over a five-year period, which represents the remaining life of the patents related to these rights.

        In July 2003, the Company entered into new employment agreements with its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) that expire on March 31, 2008 and March 31, 2006, respectively. All amounts that may be earned by the CEO and CFO are payable in cash and do not provide the CEO or CFO with an election to receive any portion of the amounts earned in the form of discounted common stock of the Company in lieu of cash.

        In July 2003, the Company and its CEO agreed to terminate, effective April 1, 2003, an Executive Stock Appreciation Rights and a Non-Qualified Stock Option Agreement (SAR) that was entered into in 1995. The agreement provided the CEO with an SAR equal to 3.25% of the incremental increase in the aggregate value of the Company’s common stock each successive year. The agreement also allowed the CEO to receive all amounts owed pursuant to the agreement in the form of discounted common stock of the Company in lieu of cash.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Report, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company’s Securities and Exchange Commission filings. In particular any comments regarding possible default waivers related to the Company’s loan agreement are forward-looking statements.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of the Company’s unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment because future events and their affect on the Company’s operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and the Company’s actual results are subject to the risk factors listed above under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Nevertheless, management of the Company believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Valuation of Accounts Receivable at June 30, 2003

        The Company’s allowance for doubtful accounts of $153,000 at June 30, 2003 is based on management’s estimates of the credit-worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to the Company’s financial statements. Should business conditions deteriorate or any large customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Inventory Obsolescence Valuation Allowance

        The Company’s allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $188,000 at June 30, 2003.

Self Insurance Plan Reserve

        The Company established a reserve for unpaid medical claims of $85,000 at June 30, 2003. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

        Net sales for the three months ended June 30, 2003 increased 1.4% to $7.0 million from $6.9 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were stable during the first quarter of fiscal 2004 compared to the prior year. The Company expects that pricing on disposables will continue to be subject to a certain amount of competitive pressure through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets. Net sales during the period ended June 30, 2002 included the sale of one OnDemand™ machine. There were no sales of OnDemand machines in the period ended June 30, 2003.

        Cost of sales for the three months ended June 30, 2003 decreased 2.3% to $4.2 million from $4.3 million during the same period the prior year. Cost of sales as a percentage of sales decreased to 60.4% from 62.6% during the same period the prior year. The decrease in cost of sales results primarily from the fact that in the prior year, the Company sold one (1) OnDemand machine for an amount which approximated its cost.

        Selling, general and administration expenses for the three months ended June 30, 2003 increased 6.7% to $1.6 million from $1.5 million in the same period during the prior year primarily due to increased personnel benefit costs and costs associated with the Company’s operations in the United Kingdom.

        Depreciation and amortization expenses for the three months ended June 30, 2003 increased 43.8% to $276,000 from $192,000 during the same period the prior year. The increase is a result of the fact that the Company began amortizing the capitalized product development costs associated with the OnDemand machine during the second quarter of the prior year. In addition, depreciation expense related to capital expenditures made during the prior fiscal year contributed to the increase.

        Interest expense for the three months ended June 30, 2003 decreased 8.1% to $203,000 from $221,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company’s loan agreements, as well as a decrease in borrowing costs that resulted from a decrease in the prime rate.

        Other expenses related to the June 2002 refinancing of the Company’s long-term debt (see Note G) were $147,000 during the three months ended June 30, 2003. There were no expenses related to the financing in the prior year quarter because the financing was completed at the end of that quarter. These expenses resulted from the amortization of certain costs associated with the financing ($85,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing ($62,000).

        Income tax expense decreased 21.1% to $206,000 during the three months ended June 30, 2003 compared to $261,000 the prior year. The decrease results from income tax expense associated with lower net income.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2003, the Company had net income of $338,000 compared to net income of $435,000 the prior year. Cash provided by operations was $488,000 during the three months ended June 30, 2003 compared to $1,111,000 provided in the prior year. The Company had working capital of $5,173,000 at June 30, 2003.

        The decrease in cash provided by operating activities during the three months ended June 30, 2003 compared to the same period the prior year was primarily due to decreases in accounts payable that resulted from payments made to vendors in order to comply with invoice terms, as well as deposits paid to certain vendors for future delivery of manufacturing equipment and subcontracted OnDemand machine components.

        Investing activities used $288,000 during the three months ended June 30, 2003 compared to $330,000 the prior year. The decrease results primarily from a decrease in expenditures for product development and patents.

        Financing activities used $387,000 during the three months ended June 30, 2003 compared to $1,032,000 the prior year. The decrease results primarily from the fact that in the same period the prior year, the Company incurred certain costs to obtain capital to refinance its long-term debt.

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

        The Company has new product development projects underway, principally new versions of its OnDemand machine, that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed the Company’s ability to fund them from cash flow from operations and other sources of capital.

        The Company had an additional $409,000 available on its revolving line of credit at June 30, 2003 based upon its eligible accounts receivable and inventory. In addition, the Company had $1,000,000 available on its capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires the Company to maintain certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters. The Company was in compliance with all provisions of the loan agreements at July 31, 2003.

        The Company believes that the cash generated from operations during this fiscal year, and amounts available on its revolving line of credit, are expected to be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its term loan agreements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended June 30, 2003. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2003 and is incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

        We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Securities Exchange Act (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be in our periodic SEC reports.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

        Exhibits 33.1 and 33.2 are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003, executed on July 21 2003.

	10.2	Employment Agreement between Medical Technology Systems, Inc. and Michael P. Conroy dated July 1, 2003, executed on July 21, 2003.

	10.3	Asset Purchase Agreement between the Siegel Family Trust and Medical Technology Systems, Inc. dated July 28, 2003.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C.ss.1350.

	32.2	Certification Pursuant to 18 U.S.C.ss.1350.

(b)	Reports on Form 8-K

On June 18, 2003, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 9 a press release announcing the results of operations for the fourth quarter and fiscal year ended March 31,

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL TECHNOLOGY SYSTEMS, INC.

Date: August 13, 2003	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: August 13, 2003	By:	/s/ Mark J. Connolly

Mark J. Connolly
Principal Accounting Officer and Controller