Form 10-Q/A
period 2003-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2003-08-15
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

            As of August 15, 2003, the registrant had 4,404,523 shares of common stock, $.01 par value per share, issued and outstanding.

10Q/A-1

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

        This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2003 is being filed solely to revise certain electronic transmission errors occurring in Notes C and D of the Notes to the Condensed Financial Statements.

        While these are the only changes to the report, for the convenience of the reader, in this Amendment No. 1 we have reproduced the entire Quarterly Report on Form 10-Q containing the revised language.

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

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended

	June 30,	June 30,
	2003	2002

Numerator:

Net Income	$338	$435

Minus:
Constructive Dividend Related to Beneficial Conversion Feature Convertible Preferred Stock	0	(347)

Convertible Preferred Stock Dividend Payable	(55)	(3)

Net Income Available to Common Shareholders	$283	$85

Denominator:

Weighted Average Shares Outstanding - Basic	4,962	4,338

Add: Effect of Dilutive Warrants and Options	827	518

Effect of Conversion of Convertible Preferred Stock Into Common Stock	847	46

Effect of Shares Available for Issuance under SAR Agreement	0	239

Weighted Average Shares Outstanding - Diluted	6,636	5,141

Income Common Share - Basic	$0.06	$0.02

Income Common Share - Diluted	$0.04	$0.02

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

	Three Months Ended June 30

	2003	2002

	(In Thousands)

Net Income Available to Common Shareholders as Reported	$283	$85

Net Income (Loss) Proforma	$166	$(17)

Net Income Per Common Share, Basic as Reported	$0.06	$0.02
Net Income (Los) Per Common Share, Basic Proforma	$0.03	$(0.00)

Net Income Per Share, Diluted as Reported	$0.04	$0.02
Net Income (Loss) Per Share, Diluted Proforma	$0.02	$(0.00)

For Basic Income (Loss) Per Share - Weighted Average Shares	$4,962	$4,338

For Diluted Income (Loss) Per Share - Weighted Average Shares	$6,636	$5,141

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

NOTE  L – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	June 30,	March 31,
	(Years)	2003	2003

		(In Thousands)

Product Development (see Note F)	5	$2,141	$1,941
Less: Accumulated Amortization		(609)	(518)

		$1,532	$1,423

Patents	17	$1,229	$1,229
Less: Accumulated Amortization		(850)	(808)

		$379	$421

Financing Costs (see Note J)	3 - 5	$1,110	$1,110
Less: Accumulated Amortization		(356)	(271)

		$754	$839

Other	5	$201	$201
Less: Accumulated		(117)	(110)

		$84	$91

Total Other Assets, Net		$2,749	$2,774

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

MEDICAL TECHNOLOGY SYSTEMS, INC.

Date: August 15, 2003	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: August 15, 2003	By:	/s/ Mark J. Connolly

Mark J. Connolly
Principal Accounting Officer and Controller