Form 10-Q
period 2003-09-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2003-11-13
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For quarterly period ended September 30, 2003

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

             As of November 14, 2003, the registrant had 4,458,652 shares of common stock, $.01 par value per share, issued and outstanding.

i.

Item 1.   Financial Statements

PART 1 — FINANCIAL INFORMATION

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS

	September 30,	March 31,
	2003	2003

	(Unaudited)

Current Assets:
Cash	$145	$395
Accounts Receivable, Net	4,349	4,756
Inventories	3,480	3,080
Prepaids and Other	628	76
Deferred Tax Benefits	1,290	1,124

Total Current Assets	9,892	9,431

Property and Equipment, Net	3,270	3,023
Other Assets, Net	3,822	2,774
Deferred Tax Benefits	1,616	2,155

Total Assets	$18,600	$17,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$976	$1,461
Accounts Payable and Accrued Liabilities	3,103	3,506

Total Current Liabilities	4,079	4,967

Long-Term Debt, Less Current Maturities	8,409	7,023

Total Liabilities	12,488	11,990

Stockholders' Equity:
Common Stock	44	44
Preferred Stock	1	1
Capital In Excess of Par Value	11,827	11,881
Accumulated Deficit	(5,432)	(6,205)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	6,112	5,393

Total Liabilities and Stockholders' Equity	$18,600	$17,383

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Net Sales	$8,015	$6,846	$15,031	$13,753

Costs and Expenses:
Cost of Sales	4,985	4,212	9,221	8,539
Selling, General and Administrative	1,667	1,541	3,278	3,012
Depreciation and Amortization	309	251	585	436

Total Costs and Expenses	6,961	6,004	13,084	11,987

Operating Profit	1,054	842	1,947	1,766

Other Expenses
Interest Expense	206	228	409	449
Amortization of:
Financing Costs	85	85	171	89
Original Issue Discount	62	62	124	65

Total Other Expenses	353	375	704	603

Income Before Income Taxes	701	467	1,243	1,163

Income Tax Expense	265	177	470	438

Net Income	436	290	773	725

Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible
Preferred Stock	0	0	0	347

Convertible Preferred Stock Dividends	55	55	110	58

Net Income Available to Common Stockholders	$381	$235	$663	$320

Net Income Per Basic Common Share	$0.08	$0.05	$0.13	$0.07

Net Income Per Diluted Common Share	$0.06	$0.04	$0.10	$0.06

Weighted Average Shares - Basic	5,008	4,929	4,985	4,630

Weighted Average Shares Outstanding - Diluted	6,745	6,395	6,700	5,649

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock		Capital
	$.01 Par Value		$.001 Par Value		In Excess			Total
					of Par	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Equity

Balance, March 31, 2003	4,393,623	$44	2,000	$1	$11,881	$(6,205)	$(328)	$5,393

Stock Options Exercised	65,029				66			66

Convertible Preferred Stock Dividend					(110)			(110)

Currency Exchange Loss					(10)			(10)

Net Income for Six Months Ended September 30, 2003						773		773

Balance, September 30, 2003	4,458,652	$44	2,000	$1	$11,827	$(5,432)	$(328)	$6,112

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Operating Activities
Net Income	$773	$725

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Reserve for Obsolete Inventory	20	29
Amortization of Deferred Financing Costs	171	89
Amortization of Original Issue Discount	124	65
Depreciation and Amortization	585	436
Income Tax Expense	373	438
(Increase) Decrease in:
Accounts Receivable	407	(26)
Inventories	(420)	39
Prepaids and Other	(552)	(80)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(55)	131

Total Adjustments	653	1,121

Net Cash Provided by Operations	1,426	1,846

Investing Activities
Expended for Property and Equipment	(391)	(503)
Expended for Product Development	(253)	(259)
Expended for Patents and Other Assets	(87)	(44)

Net Cash (Used) by Investing Activities	(731)	(806)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(838)	(11,781)
Advances (Paydowns) on Revolving Line of Credit	(63)	3,039
Borrowing on Term Loans and Subordinated Notes	0	6,700
Issuance of Convertible Preferred Stock	0	2,000
Exercise of Stock Options	66	0
Expended for Financing Costs	0	(1,130)
Dividends on Convertible Preferred Stock	(110)	(58)

Net Cash (Used) by Financing Activities	(945)	(1,230)

Net (Decrease) in Cash	(250)	(190)
Cash at Beginning of Period	395	410

Cash at End of Period	$145	$220

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

September 30, 2003
         Non-Cash Financing Activities — The Company purchased $199,000 in equipment and financed the purchase with a capital lease obligation.

September 30, 2003
         Non-Cash Financing Activities — See Notes G, I and M.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”). All other subsidiaries of the Company did not have operations during the six-month periods ended September 30, 2003 and 2002.

NOTE B — INVENTORIES

        The components of inventory consist of the following:

	September 30,	March 31,
	2003	2003

	(In Thousands)

Raw Materials	$1,886	$1,547
Finished Goods and Work in Progress	1,797	1,716
Less: Inventory Valuation Allowance	(203)	(183)

	$3,480	$3,080

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

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In Thousands; Except Per Share Amounts)

Numerator:
Net Income	$436	$290	$773	$725
Minus:
Constructive Dividend Related to Beneficial
Conversion Feature of the Convertible
Preferred Stock	0	0	0	347
Convertible Preferred Stock Dividend	55	55	110	58

Net Income Available to Common Stockholders	$381	$235	$663	$320

Denominator:
Weighted Average Shares Outstanding - Basic	5,008	4,929	4,985	4,630
Add: Effect of Dilutive Warrants and Options	890	380	868	333
Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	447
Effect of Shares Available for Issuance Under SAR Agreement	0	239	0	239

Weighted Average Shares Outstanding - Diluted	6,745	6,395	6,700	5,649

Income Per Common Share – Basic	$0.08	$0.05	$0.13	$0.07

Income Per Common Share – Diluted	$0.06	$0.04	$0.10	$0.06

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

NOTE D – STOCK BASED COMPENSATION

        The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair market value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options. If compensation cost for the Company’s stock option plan had been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In Thousands; Except Per Share Amounts)

Net Income Available to Common Shareholders as Reported	$381	$235	$663	$320

Less:
Stock Based Employee Compensation Cost Under the Fair
Value Based Method, Net of Related Tax Effect	(123)	(102)	(239)	(204)

Net Income Proforma	$258	$133	$424	$116

Net Income Per Common Share, Basic as Reported	$0. 08	$0.05	$0.13	$0.07

Net Income Per Common Share, Basic Proforma	$0.05	$0.03	$0.08	$0.03

Net Income Per Share, Diluted as Reported	$0.06	$0.04	$0.10	$0.06

Net Income Per Share, Diluted Proforma	$0.04	$0.02	$0.06	$0.02

For Basic Income Per Share - Weighted Average Shares	5,008	4,929	4,985	4,630

For Diluted Income Per Share - Weighted Average Shares	6,745	6,395	6,700	5,649

NOTE  E – REVENUE RECOGNITION

        The Company recognizes revenue when products are shipped and title transfers. However, revenue related to the sale of OnDemand™ machines is recognized upon installation and acceptance of the machine by the customer in accordance with the terms of the purchase agreement. Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company excludes the actual cost of freight and handling incurred from net sales and includes these costs in cost of sales.

        During the quarter ended September 30, 2003, the Company reclassified, into cost of sales, approximately $180,000 of freight costs incurred in the quarter ended June 30, 2003 that had been improperly offset against revenue for freight billed to customers. In addition, the appropriate reclassification was made to the second quarter ended September 30, 2002 financial statements in the amount of $127,000. The reclassifications did not result in a change in gross profit or net income for the three or six months ended September 30, 2003 or 2002.

NOTE F — RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

        The Company expenses product research and development costs as incurred. The Company incurred approximately $99,000 and $57,000 during the six months ended September 30, 2003 and 2002, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $115,000 of product development costs in the three months ended September 30, 2003 compared with $130,000 the prior year and $253,000 in the six months ended September 30, 2003 compared with $259,000 the prior year.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $91,000 in the three months ended September 30, 2003 compared with $37,000 the prior year and $182,000 in the six months ended September 30, 2003 compared with $102,000 in the prior year.

        At September 30, 2003 and March 31, 2003, the Company’s capitalized product development costs included its new OnDemand; product, which represented $1,697,000 and $1,428,000, respectively, of the total capitalized product development costs (see Note L).

NOTE G – LONG-TERM DEBT

	September 30,	March 31,
	2003	2003

	(In Thousands)

Revolving Line of Credit due June 26, 2005 plus interest payable at 1% above the prime rate (5.0% at September 30, 2003)	$3,402	$3,465

Bank Term Loan payable in monthly installments of $83,333 plus interest at 2.25% above the prime rate
(6.24% at September 30, 2003) through June 2004.	578	1,250

Bank Term Loan payable in monthly installments of $11,667 plus interest at 1.25% above the prime rate
(5.25% at September 30, 2003) through June 2007.	525	595

Note Payable to related party (see Note M) payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	1,432	0

Subordinated Note – Face amount of $4,000,000, less unamortized original issue discount of $927,000, due
June 26, 2007 plus interest payable monthly at 14%.	3,073	2,949

Other Notes and Agreements	375	225

Total Long-Term Debt	9,385	8,484
Less Current Portion	(976)	(1,461)

LONG-TERM DEBT DUE AFTER 1 YEAR	$8,409	$7,023

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. At September 30, 2003, there was approximately $3.4 million borrowed and an additional approximately $1.0 million available on the revolving line of credit. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

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

        The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share (subject to certain antidilution provisions) (see Note I). The relative value of the warrants, and certain embedded features of the warrants, were recorded as part of the stockholders’ equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $124,000 and $62,000 for the six and three months ended September 30, 2003.

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

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels of the greater of $4,600,000 or 95% of the stockholders equity at the end of the previous fiscal year. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements at October 31, 2003.

NOTE H – CONTINGENCIES

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

        Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended September 30, 2003, all dividends due in the amount of approximately $55,000 were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (see Note C). The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

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

NOTE J – FINANCING COSTS

        The Company incurred approximately $1,458,000 of financing costs during the twelve months ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes G and I. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as another asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. There were no additional financing costs incurred during the six-month period ending September 30, 2003. Amortization expense related to the financing costs that was allocated to the debt was $171,000 and $85,000 for the six and three months ended September 30, 2003, respectively.

NOTE K – RECENT NEW ACCOUNTING PRONOUNCEMENTS

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has reviewed the effect that SFAS 150 has on certain financial instruments issued in June 2002 (see Notes G and I) and has determined that these financial instruments are properly classified in its financial statements as of September 30, 2003.

NOTE L – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	September 30,	March 31,
	(Years)	2003	2003

		(In Thousands)

Product Development (see Note F)	5	$2,194	$1,941
Less: Accumulated Amortization		(678)	(518)

		$1,516	$1,423

Patents (See Note M)	5 - 17	$2,361	$1,229
Less: Accumulated Amortization		(889)	(808)

		$1,472	$421

Financing Costs (see Note J)	3 - 5	$1,110	$1,110
Less: Accumulated Amortization		(442)	(271)

		$668	$839

Other	5	$288	$201
Less: Accumulated Amortization		(122)	(110)

		$166	$91

Total Other Assets, Net		$3,822	$2,774

        All of the Company’s intangible assets are pledged as collateral on bank notes.

NOTE M – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. The purchase price of the rights was $1,480,000. As part of the agreement, the Trust agreed to forgive the royalties of $348,000, that were accrued and unpaid on July 28, 2003, and terminated the license agreement. The purchase price will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, beginning on August 1, 2003, including interest at the rate of 6.25%. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party to conduct an appraisal of the value of the rights. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents will be amortized over a five-year period, which represents the remaining life of the patents related to these rights.

NOTE N – COMPENSATION MATTERS

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

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

Valuation of Accounts Receivable at September 30, 2003

        The Company’s allowance for doubtful accounts of $166,000 at September 30, 2003 is based on management’s estimates of the credit-worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to the Company’s financial statements. Should business conditions deteriorate or any large customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Inventory Obsolescence Valuation Allowance

        The Company’s allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $203,000 at September 30, 2003.

Self-Insurance Plan Reserve

        The Company established a reserve for unpaid medical claims of $82,000 at September 30, 2003. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand™ machine sales agreements with its customers. To date, warranty costs have not been material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

        Net sales for the three months ended September 30, 2003 increased 17.6% to $8.0 million from $6.8 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Average selling prices for disposable products were slightly higher during the second quarter of fiscal 2004 compared to the prior year, although the Company expects that pricing on disposables may be subject to a certain amount of competitive pressure through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the three months ended September 30, 2003 increased 19.1% to $5.0 million from $4.2 million during the same period the prior year. Cost of sales as a percentage of sales increased to 62.2% from 61.5% during the same period the prior year. Cost of sales as a percentage of sales decreased on disposable punch cards because the volume of punch cards increased, and therefore, absorbed more factory overhead costs. However, overhead costs associated with the OnDemand product, along with the upgraded OnDemand machine provided to a customer at cost, offset the decreased cost of sales on disposable punch cards.

        Selling, general and administration expenses for the three months ended September 30, 2003 increased 13.3% to $1.7 million from $1.5 million in the same period during the prior year primarily due to increased marketing expenses and support costs associated with the OnDemand product.

        Depreciation and amortization expenses for the three months ended September 30, 2003 increased 23.1% to $309,000 from $251,000 during the same period the prior year. The increase is primarily a result of the fact that the Company began amortizing the capitalized product development costs associated with the OnDemand machine during the second quarter of the prior year. In addition, depreciation expense related to capital expenditures made during the prior fiscal year contributed to the increase.

        Interest expense for the three months ended September 30, 2003 decreased 9.6% to $206,000 from $228,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company’s loan agreements, as well as a decrease in borrowing costs that resulted from a decrease in the prime rate.

        Other expenses related to the June 2002 refinancing of the Company’s long-term debt (see Note G) were $147,000 during the three months ended September 30, 2003 and 2002. These expenses resulted from the amortization of certain costs associated with the financing ($85,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing ($62,000).

        Income tax expense increased 49.7% to $265,000 during the three months ended September 30, 2003 compared to $177,000 the prior year. The increase results from income tax expense associated with higher net income. There was no significant change in the effective tax rates for the respective periods.

Six Months Ended September 30, 2003 and 2002

        Net sales for the six months ended September 30, 2003 increased 8.7% to $15.0 million from $13.8 million during the same period the prior year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were slightly higher during the first six months of fiscal 2004 compared to the prior year, although the Company expects that pricing on disposables may be subject to a certain amount of competitive pressure through the balance of the fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the six months ended September 30, 2003 increased 8.2% to $9.2 million from $8.5 million during the same period the prior year. Cost of sales as a percentage of sales decreased to 61.3% from 62.1% during the same period the prior year. The decrease in cost of sales as a percentage of sales results primarily from slightly higher selling prices and the fact that the volume of punch cards increased, and therefore, absorbed more factory overhead costs. However, overhead costs associated with the OnDemand product partially offset the decreased cost of sales on disposable punch cards.

        Selling, general and administration expenses for the six months ended September 30, 2003 increased 10.0% to $3.3 million from $3.0 million in the same period during the prior year primarily due to increased personnel benefit costs, costs associated with the Company’s operations in the United Kingdom, increased marketing costs and support costs for the OnDemand product.

        Depreciation and amortization expenses for the six months ended September 30, 2003 increased 34.2% to $585,000 from $436,000 during the same period the prior year. The increase is primarily a result of the fact that the Company began amortizing the capitalized product development costs associated with the OnDemand machine during the second quarter of the prior year. In addition, depreciation expense related to capital expenditures made during the prior fiscal year contributed to the increase.

        Interest expense for the six months ended September 30, 2003 decreased 8.9% to $409,000 from $449,000 during the same period the prior year. The decrease results from a reduction in existing debt resulting from regular monthly principal payments made according to the terms of the Company’s loan agreements, as well as a decrease in borrowing costs that resulted from a decrease in the prime rate.

        Other expenses related to the June 2002 refinancing of the Company’s long-term debt (see Note G) increased to $295,000 during the six months ended September 30, 2003 compared to $154,000 the prior year. These expenses resulted from the amortization of certain costs associated with the financing ($171,000) as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing ($124,000). These expenses increased because the financing was completed at the end of the first quarter of the prior year, and therefore, there was no expense recorded in the first quarter of the prior year.

        Income tax expense increased 7.3% to $470,000 during the six months ended September 30, 2003 compared to $438,000 the prior year. The increase results from income tax expense associated with higher net income. There was no significant change in the effective tax rates for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2003, the Company had net income of $773,000 compared to net income of $725,000 the prior year. Cash provided by operations was $1,426,000 during the six months ended September 30, 2003 compared to $1,846,000 provided in the prior year. The Company had working capital of $5,813,000 at September 30, 2003.

        The decrease in cash provided by operating activities during the six months ended September 30, 2003 compared to the same period the prior year was due to an increase in inventory primarily related to OnDemand machine component parts, deposits made toward the purchase of new equipment and deposits provided to subcontract manufacturers of OnDemand machines.

        Investing activities used $731,000 during the six months ended September 30, 2003 compared to $806,000 the prior year. The decrease results primarily from a decrease in equipment expenditures.

        Financing activities used $945,000 during the six months ended September 30, 2003 compared to $1,230,000 the prior year. The decrease results primarily from the fact that in the same period the prior year, the Company incurred certain costs to obtain capital to refinance its long-term debt.

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

        There was approximately $2.7 million borrowed and an additional approximately $1.2 million available on the Company's revolving line of credit at October 31, 2003 based upon eligible accounts receivable and inventory. In addition, the Company had $1,000,000 available on its capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires the Company to maintain certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters. The Company was in compliance with all provisions of the loan agreements at October 31, 2003.

        The Company believes that the cash generated from operations during this fiscal year, and amounts available on its revolving line of credit, are expected to be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its term loan agreements.

Item  3.      Quantitative and Qualitative Disclosure About Market Risk

        There have been no material changes in our market risk during the six months ended September 30, 2003. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2003 and is incorporated herein by reference.

Item  4.      Controls and Procedures

        We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

        The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

        Exhibits 31.1 and 31.2 are Certifications of the CEO and the CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

Item  4.      Submission of Matters to a Vote of Security-Holders.

        The Annual Meeting of the Shareholders of the Company was held on September 23, 2003. Messrs. Todd E. Siegel, David W. Kazarian, Michael P. Conroy, John Stanton and Frank A. Newman were elected directors of the Company for one-year terms. The results of the election are as follows:

	Shares Voted For	Shares Withheld

Todd E. Siegel	5,105,200	920
Michael P. Conroy	5,104,020	2,100
John Stanton	5,104,580	1,540
David W. Kazarian	5,104,600	1,560
Frank A. Newman	5,104,580	1,540

        Grant Thornton LLP was ratified as the Company’s independent certified public accountants for fiscal year 2004 with 5,117,393 shares of common stock voted in favor, 224 shares of common stock voted against, and 805 shares of common stock abstained.

Item  6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	First Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003.

	10.2	First Amendment to Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003.

	10.3	Continuing Unconditional Guarantee between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems International, Ltd. dated July 8, 2003.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. §1350.

	32.2	Certification Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

On November 4, 2003, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 12 a press release announcing the results of operations for the second quarter and six months ended September 30, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL TECHNOLOGY SYSTEMS, INC.

Date: November 13, 2003	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: November 13, 2003	By:	/s/ Mark J. Connolly

Mark J. Connolly
Principal Accounting Officer and Controller