Form 10-Q
period 2003-12-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2004-02-17
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For quarterly period ended December 31, 2003

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

             As of February 12, 2004, the registrant had 4,717,987 shares of common stock, $.01 par value per share, issued and outstanding.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

Index

i.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS

	December 31,	March 31,
	2003	2003

	(Unaudited)

Current Assets:
Cash	$245	$395
Accounts Receivable, Net	5,180	4,756
Inventories	3,630	3,080
Prepaids and Other	404	76
Deferred Tax Benefits	1,291	1,124

Total Current Assets	10,750	9,431
Property and Equipment, Net	3,939	3,023
Other Assets, Net	3,562	2,774
Deferred Tax Benefits	1,169	2,155

Total Assets	$19,420	$17,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$567	$1,461
Accounts Payable and Accrued Liabilities	2,613	3,506

Total Current Liabilities	3,180	4,967
Long-Term Debt, Less Current Maturities	9,323	7,023

Total Liabilities	12,503	11,990

Stockholders' Equity:
Common Stock	45	44
Preferred Stock	1	1
Capital In Excess of Par Value	11,897	11,881
Accumulated Deficit	(4,698)	(6,205)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	6,917	5,393

Total Liabilities and Stockholders' Equity	$19,420	$17,383

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue:
Net Sales	$9,582	$7,694	$24,613	$21,447
Costs and Expenses:
Cost of Sales	5,684	4,573	14,905	13,112
Selling, General and Administrative	2,023	1,822	5,301	4,834
Depreciation and Amortization	282	243	867	679

Total Costs and Expenses	7,989	6,638	21,073	18,625

Operating Profit	1,593	1,056	3,540	2,822
Other Expenses
Interest Expense	221	219	630	668
Amortization of:
Financing Costs	128	89	299	178
Original Issue Discount	62	62	186	127

Total Other Expenses	411	370	1,115	973
Income Before Income Taxes	1,182	686	2,425	1,849
Income Tax Expense	448	261	918	699

Net Income	734	425	1,507	1,150
Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible
Preferred Stock	0	0	0	347
Convertible Preferred Stock Dividends	55	55	165	113

Net Income Available to Common Stockholders	$679	$370	$1,342	$690

Net Income Per Basic Common Share	$0.13	$0.07	$0.27	$0.15

Net Income Per Diluted Common Share	$0.10	$0.06	$0.20	$0.12

Weighted Average Shares - Basic	5,045	4,936	5,005	4,744

Weighted Average Shares Outstanding - Diluted	6,937	6,054	6,796	5,694

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2003
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock		Capital
	$.01 Par Value		$.001 Par Value		In Excess			Total
					of Par	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Equity

Balance, March 31, 2003	4,393,623	$44	2,000	$1	$11,881	$(6,205)	$(328)	$5,393

Stock Options Exercised	120,287	1			159			160

Convertible Preferred Stock Dividend					(165)			(165)

Currency Exchange Gain					22			22

Net Income for Nine Months Ended December 31, 2003						1,507		1,507

Balance, December 31, 2003	4,513,910	$45	2,000	$1	$11,897	$(4,698)	$(328)	$6,917

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Operating Activities
Net Income	$1,507	$1,150

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Reserve for Obsolete Inventory	28	47
Amortization of Deferred Financing Costs	299	179
Amortization of Original Issue Discount	186	127
Depreciation and Amortization	867	681
Income Tax Expense	819	699
(Increase) Decrease in:
Accounts Receivable	(424)	(916)
Inventories	(420)	(223)
Prepaids and Other	(328)	(63)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(545)	396

Total Adjustments	482	927

Net Cash Provided by Operations	1,989	2,077

Investing Activities
Expended for Property and Equipment	(1,234)	(742)
Expended for Product Development	(320)	(384)
Expended for Patents and Other Assets	(87)	(52)

Net Cash (Used) by Investing Activities	(1,641)	(1,178)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,424)	(12,089)
Advances (Paydowns) on Revolving Line of Credit	932	3,445
Borrowing on Term Loans and Subordinated Notes	0	6,700
Issuance of Convertible Preferred Stock	0	2,000
Exercise of Stock Options	159	0
Expended for Financing Costs	0	(1,130)
Dividends on Convertible Preferred Stock	(165)	(113)

Net Cash (Used) by Financing Activities	(498)	(1,187)

Net (Decrease) in Cash	(150)	(288)
Cash at Beginning of Period	395	410

Cash at End of Period	$245	$122

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

December     31, 2003
     Non-Cash Financing Activities – The Company purchased $199,000 in equipment and financed the purchase with a capital lease obligation.

December 31, 2003
      Non-Cash Financing Activities – See Notes F, G, I and M.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

NOTE  A – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2003.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”). All other subsidiaries of the Company did not have operations during the nine-month periods ended December 31, 2003 and 2002.

NOTE B — INVENTORIES

        The components of inventory consist of the following:

	December 31,	March 31,
	2003	2003

	(In Thousands)

Raw Materials	$2,002	$1,547
Finished Goods and Work in Progress	1,840	1,716
Less: Inventory Valuation Allowance	(212)	(183)

	$3,630	$3,080

NOTE C – EARNINGS PER SHARE

         Net Income per common share is computed by dividing net income available to common shareholders by the basic and diluted weighted average number of shares of common stock outstanding. The number of shares of common stock, for purposes of the basic earnings per share computation, include 566,517 shares that could result from the exercise of warrants exercisable at $.01 per share by the holder of the warrants (see Note G). For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the common stock equivalents that the stock options and warrants would represent. In addition, for diluted weighted average shares outstanding, the convertible preferred stock has been treated as if it had been converted into common stock on the date of issuance.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(In Thousands; Except Per Share Amounts)

Numerator:
Net Income	$734	$425	$1,507	$1,150
Minus:
Constructive Dividend Related to Beneficial
Conversion Feature of the Convertible
Preferred Stock	0	0	0	347
Convertible Preferred Stock Dividend	55	55	165	113

Net Income Available to Common Stockholders	$679	$370	$1,342	$690

Denominator:
Weighted Average Shares Outstanding - Basic	5,045	4,936	5,005	4,744
Add: Effect of Dilutive Warrants and Options	1,045	271	944	371
Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	579

Weighted Average Shares Outstanding - Diluted	6,937	6,054	6,796	5,694

Income Per Common Share – Basic	$0.13	$0.07	$0.27	$0.15

Income Per Common Share – Diluted	$0.10	$0.06	$0.20	$0.12

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

NOTE D – STOCK BASED COMPENSATION

        The Company follows only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options. If compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(In Thousands; Except Per Share Amounts)

Net Income Available to Common Shareholders as Reported	$679	$370	$1,342	$690

Less:
Stock Based Employee Compensation Cost Under the Fair
Value Based Method, Net of Related Tax Effect	137	188	378	392

Net Income Proforma	$542	$182	$964	$298

Net Income Per Common Share, Basic as Reported	$0.13	$0.07	$0.27	$0.15

Net Income Per Common Share, Basic Proforma	$0.11	$0.04	$0.19	$0.06

Net Income Per Share, Diluted as Reported	$0.10	$0.06	$0.20	$0.12

Net Income Per Share, Diluted Proforma	$0.08	$0.03	$0.14	$0.05

For Basic Income Per Share - Weighted Average Shares	5,045	4,936	5,005	4,744

For Diluted Income Per Share - Weighted Average Shares	6,937	6,054	6,796	5,694

NOTE  E – REVENUE RECOGNITION

        The Company recognizes revenue when products are shipped and title transfers. However, revenue related to the sale of OnDemand® machines is recognized upon installation and acceptance of the machine by the customer in accordance with the terms of the purchase agreement. Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company excludes the actual cost of freight and handling incurred from net sales and includes these costs in cost of sales.

        During the quarter ended September 30, 2003, the Company reclassified, into cost of sales, approximately $180,000 of freight costs incurred in the quarter ended June 30, 2003 that had been improperly offset against revenue for freight billed to customers. In addition, the appropriate reclassification was made to the second quarter ended September 30, 2002 financial statements in the amount of $127,000. The reclassifications did not result in a change in gross profit or net income for the three or nine months ended December 31, 2003 or 2002.

NOTE  F – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

        The Company expenses product research and development costs as incurred. The Company incurred approximately $136,000 and $119,000 during the nine months ended December 31, 2003 and 2002, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. During the nine months ended December 31, 2003, the Company transferred approximately $92,000 from product development costs to inventory. The Company capitalized approximately $68,000 of product development costs in the three months ended December 31, 2003 compared with $125,000 in the comparable period the prior year and $320,000 in the nine months ended December 31, 2003 compared with $384,000 in the comparable period the prior year.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $24,000 in the three months ended December 31, 2003 compared with $28,000 in the prior year and $184,000 in the nine months ended December 31, 2003 compared with $130,000 in the prior year.

        At December 31, 2003 and March 31, 2003, the Company’s capitalized product development costs included its new OnDemand product and versions thereof, which represented $1,718,000 and $1,428,000, respectively, of the total capitalized product development costs (see Note L).

NOTE  G – LONG-TERM DEBT

	December 31,	March 31,
	2003	2003

	(In Thousands)

Revolving Line of Credit due June 26, 2005 plus interest payable at 1% above the prime rate (5% at December 31, 2003).	$4,396	$3,465

Bank Term Loan payable in monthly installments of $83,333 plus interest at 2.25% above the prime rate
(6.25% at December 31, 2003) and fully repaid in January 2004.	153	1,250

Bank Term Loan payable in monthly installments of $11,667 plus interest at 1.25% above the prime rate
(5.25% at December 31, 2003) through June 2007.	490	595

Note Payable to related party (see Note M) payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	1,368	0

Subordinated Note – Face amount of $4,000,000, less unamortized original issue discount of $865,000, due
June 26, 2007 plus interest payable monthly at 14%.	3,135	2,949

Other Notes and Agreements	348	225

Total Long-Term Debt	9,890	8,484
Less Current Portion	(567)	(1,461)

LONG-TERM DEBT DUE AFTER 1 YEAR	$9,323	$7,023

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. At December 31, 2003, there was approximately $4.4 million borrowed and an additional approximately $600,000 available on the revolving line of credit. Interest is payable on the revolving line of credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

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

        The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share (subject to certain antidilution provisions) (see Note I). The relative value of the warrants, and certain embedded features of the warrants, were recorded as part of the stockholders’ equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $62,000 and $186,000 for the three and nine months ended December 31, 2003.

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

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels of the greater of $4,600,000 or 95% of the stockholders equity at the end of the previous fiscal year. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements at January 31, 2004.

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

        Also in June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended December 31, 2003, all dividends due in the amount of approximately $55,000 were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000 (see Note C). The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

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

NOTE  J – FINANCING COSTS

        The Company incurred approximately $1,458,000 of financing costs during the twelve months ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes G and I. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as other assets and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. There were no additional financing costs incurred during the nine-month period ending December 31, 2003. Amortization expense related to the financing costs that was allocated to the debt was $128,000 and $299,000 for the three and nine months ended December 31, 2003, respectively.

NOTE  K – RECENT NEW ACCOUNTING PRONOUNCEMENTS

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has reviewed the effect that SFAS 150 has on certain financial instruments issued in June 2002 (see Notes G and I) and has determined that these financial instruments are properly classified in its financial statements as of December 31, 2003.

NOTE  L – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	December 31,	March 31,
	(Years)	2003	2003

		(In Thousands)

Product Development (see Note F)	5	$2,250	$1,941
Less: Accumulated Amortization		(702)	(518)

		$1,548	$1,423

Patents (See Note M)	5 - 17	$2,365	$1,229
Less: Accumulated Amortization		(967)	(808)

		$1,398	$421

Financing Costs (see Note J)	3 - 5	$1,110	$1,110
Less: Accumulated Amortization		(570)	(271)

		$540	$839

Other	5	$288	$201
Less: Accumulated Amortization		(212)	(110)

		$76	$91

Total Other Assets, Net		$3,562	$2,774

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

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

        Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company’s Securities and Exchange Commission filings. In particular any comments regarding possible default waivers related to the Company’s loan agreement are forward-looking statements.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Operations

        The Company has continued to experience growth in revenue derived from its disposable punch card product lines primarily due to (1) increased penetration of independent pharmacies throughout the country and (2) the aging demographics of the U.S. population. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic region.

        As the population ages, the number of nursing home and assisted living facility residents grows, which benefits our entire customer base and, in turn, us. In addition, our revenue growth has been enhanced by increased sales of the machines the Company manufactures and sells to its customers, including our new OnDemand® machines.

        Although competitive pricing issues related to the disposable punch card products arise from time to time, the Company relies heavily on the relationships it builds with customers, which are centered around our complete medication packaging system that includes the machines, as well as the disposables in order to offset competitive pricing pressures.

        Although the cost of raw materials used to manufacture the disposable punch cards has risen during the nine months ended December 31, 2003 as compared with the equivalent period in the previous fiscal year, the Company has been successful in maintaining the relationship between its selling prices and direct cost of materials by adjusting prices where appropriate and developing efficiencies by adding new manufacturing equipment that produces cards and blisters. These efficiencies have also offset direct labor cost increases.

        Overhead costs incurred in manufacturing have risen approximately 11% in the nine months ended December 31, 2003 from approximately $2.6 million to approximately $2.9 million compared to the same period in the prior fiscal primarily due to costs added to properly supervise and warranty the OnDemand product line. The Company expects this trend will continue for the remaining portion of fiscal 2004 and for at least some period of fiscal year 2005 as the OnDemand product line generates more customer interest and subsequent revenue.

        Direct selling costs declined to $1.5 million for the nine months ended December 31, 2003 compared to $1.6 million for the same period in the prior fiscal year because the Company has not added significantly to the sales and customer service support staff. However, marketing costs have increased over the same period in the prior fiscal year, from approximately $327,000 to approximately $493,000, as more resources are dedicated to improving product awareness in existing markets, such as skilled nursing and new markets, such as assisted living. Also, it has been necessary to add technical support personnel to assist in the installation and user training of OnDemand machines. The Company expects that selling and marketing costs, as well as OnDemand support costs, will continue to rise as it attempts to reach new markets for its disposable products and additional OnDemand machine sales are realized.

        Administrative costs have risen approximately 13% in the first nine months ended December 31, 2003 compared to the same period in the prior fiscal year from approximately $2.8 million to approximately $3.3 million. The increase is primarily due to costs that have been added to support the operations in the United Kingdom and personnel related expenses including employee benefit costs.

Liquidity

        Cash flow from operations has been sufficient in the first nine months ended December 31, 2003 to fund the necessary capital expenditures and product development projects that are underway. The overall revolving line of credit limit and the borrowing base availability limitations have been sufficient to support the increases in both accounts receivable and inventory that have resulted from increased revenue. As of January 2, 2004, the Company has completely repaid one of its senior term loans. We expect to examine several options that may be available to us to restructure or retire all or part of the existing subordinated debt that carries a significantly higher interest rate. We do not carry significant cash balances because our excess cash is used to reduce the balance on our revolver and thereby providing additional borrowing availability. We view our borrowing availability as our cash reserve. As we look forward, we believe that it may be necessary to adjust the overall limit on our revolving line of credit to provide adequate capital to fund our working capital needs. We intend to address that issue during our fourth fiscal quarter of this year or the first quarter of next fiscal year.

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

Valuation of Accounts Receivable at December 31, 2003

        The Company’s allowance for doubtful accounts of $181,000 at December 31, 2003 is based on management’s estimates of the credit-worthiness of its customers, current economic conditions and historical information. In the opinion of management, the Company’s allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to the Company’s financial statements. Should business conditions deteriorate or any large customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

Inventory Obsolescence Valuation Allowance

        The Company’s allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $211,000 at December 31, 2003.

Self-Insurance Plan Reserve

        The Company established a reserve for unpaid medical claims of $89,000 at December 31, 2003. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002

        Net sales for the three months ended December 31, 2003 increased 24.6% to $9.6 million from $7.7 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines increased in the three months ended December 31, 2003 compared to the same period in the prior year. Average selling prices for disposable products were slightly higher during the third quarter of fiscal 2004 compared to the same period in the prior fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the three months ended December 31, 2003 increased 23.9% to $5.7 million from $4.6 million during the same period in the prior year. Cost of sales as a percentage of sales decreased to 59.4% from 59.7% during the same period in the prior fiscal year. Cost of sales as a percentage of sales decreased on disposable punch cards because the volume of punch cards increased, and therefore, absorbed more factory overhead costs. However, overhead costs associated with the OnDemand product partially offset the decreased cost of sales on disposable punch cards.

        Selling, general and administration expenses for the three months ended December 31, 2003 increased 11.1% to $2.0 million from $1.8 million in the prior year primarily due to increased marketing expenses and support costs associated with the OnDemand machine product line. In addition, operating costs in the United Kingdom were higher than in the prior fiscal year primarily because of the addition of personnel and facilities to accommodate the growth in business activity there.

        Depreciation and amortization expenses for the three months ended December 31, 2003 increased 16.0% to $282,000 from $243,000 during the same period in the prior fiscal year. The increase is primarily a result of the fact that the Company began amortizing the capitalized product development costs associated with the OnDemand machine during the second quarter of the prior fiscal year and began amortizing the cost of the proprietary technology acquired in the second quarter of this fiscal year. In addition, depreciation expense related to capital expenditures made during the prior fiscal year contributed to the increase.

        Interest expense for the three months ended December 31, 2003 increased 1% to $221,000 from $219,000 during the same period in the prior fiscal year. The increase results from an overall increase in debt resulting from the purchase of proprietary technology from a related party as well as higher borrowing on the revolving line of credit.

        Other expenses related to the June 2002 refinancing of the Company’s long-term debt (see Note G) were $190,000 and $151,000 during the three months ended December 31, 2003 and 2002, respectively. These expenses resulted from the amortization of certain costs associated with the financing of approximately $128,000 and $89,000, respectively, as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing of approximately $62,000 in both periods.

        Income tax expense increased 71% to $448,000 during the three months ended December 31, 2003 compared to $261,000 during the same period in the prior fiscal year. The increase results from income tax expense associated with higher net income. There was no significant change in the effective tax rates for the respective periods.

Nine Months Ended December 31, 2003 and 2002

        Net sales for the nine months ended December 31, 2003 increased 14.9% to $24.6 million from $21.4 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. Prices for disposable products were slightly higher during the first nine months of fiscal 2004 compared to the same period in the prior fiscal year. In addition, the Company realized an increase in revenue associated with sale of OnDemand machines in the nine months ended December 31, 2003 compared to the same period in the prior fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the nine months ended December 31, 2003 increased 13.7% to $14.9 million from $13.1 million during the same period in the prior fiscal year. Cost of sales as a percentage of sales decreased to 60.6% from 61.2% during the same period in the prior fiscal year. Gross margins associated with disposable products increased in the nine months ended December 31, 2003, however overhead costs associated with the OnDemand product partially offset the decreased cost of sales on disposable punch cards.

        Selling, general and administration expenses for the nine months ended December 31, 2003 increased 10.4% to $5.3 million from $4.8 million in the same period during the prior fiscal year primarily due to increased personnel benefit costs, costs associated with the Company’s operations in the United Kingdom, increased marketing costs and support costs for the OnDemand machine product line.

        Depreciation and amortization expenses for the nine months ended December 31, 2003 increased 27.7% to $867,000 from $679,000 during the same period in the prior fiscal year. The increase is primarily a result of the fact that the Company began amortizing the capitalized product development costs associated with the OnDemand machine during the second quarter of the prior fiscal year and began amortizing the cost of the proprietary technology acquired in the second quarter of this fiscal year. In addition, depreciation expense related to capital expenditures made during the prior fiscal year contributed to the increase.

        Interest expense for the nine months ended December 31, 2003 decreased 5.7% to $630,000 from $668,000 during the same period in the prior year. Although the level of borrowing on the revolving line of credit increased during the nine months ended December 31, 2003 and the Company incurred more debt when it purchased proprietary technology from a related party, the principal payments made in the nine months ended December 31, 2003 on the senior term loans coupled with lower prime rates caused total interest expense to be lower in the nine months ended December 31, 2003 compared to the same period in the prior fiscal year.

        Other expenses related to the June 2002 refinancing of the Company’s long-term debt (see Note G) increased to $485,000 during the nine months ended December 31, 2003 compared to $305,000 during the same period in the prior fiscal year. These expenses resulted from the amortization of certain costs associated with the financing of approximately $299,000 and $178,000, respectively, as well as the amortization of the original issue discount associated with the subordinated debt portion of the financing of approximately $186,000 and $127,000, respectively. These expenses increased because the financing was completed at the end of the first quarter of the prior fiscal year 2003, and therefore, there was no expense recorded in the first quarter of the prior fiscal year.

        Income tax expense increased 31.3% to $918,000 during the nine months ended December 31, 2003 compared to $699,000 in the same period in the prior fiscal year. The increase results from income tax expense associated with higher net income. There was no significant change in the effective tax rates for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2003, the Company had net income of $1,507,000 compared to net income of $1,150,000 during the same period in the prior fiscal year. Cash provided by operations was $1,989,000 during the nine months ended December 31, 2003 compared to $2,077,000 provided during the same period in the prior fiscal year. The Company had working capital of $7,570,000 at December 31, 2003.

        The decrease in cash provided by operating activities during the nine months ended December 31, 2003 compared to the same period in the prior fiscal year was due to an increase in inventory primarily related to OnDemand machine component parts, and deposits provided to subcontract manufacturers of OnDemand machines.

        Investing activities used $1,641,000 during the nine months ended December 31, 2003 compared to $1,178,000 during the same period in the prior fiscal year. The increase results primarily from an increase in expenditures made for new disposable punch card manufacturing equipment.

        Financing activities used $498,000 during the nine months ended December 31, 2003 compared to $1,187,000 during the same period in the prior fiscal year. The decrease results primarily from the fact that during the same period in the prior year, the Company incurred certain costs to obtain capital to refinance its long-term debt.

        The Company’s short-term and long-term liquidity is primarily dependent on its ability to generate cash flow from operations. Inventory levels may change significantly if the Company is successful in selling its OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

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

        There was $3.5 million borrowed and approximately an additional $1.0 million available on the Company’s revolving line of credit at January 28, 2004 based upon eligible accounts receivable and inventory. In addition, the Company had $1,000,000 available on its capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires the Company to maintain certain financial ratios, limits the amount of capital expenditures and requires the Company to obtain the lenders approval for certain matters. The Company was in compliance with all provisions of the loan agreements at January 28, 2004.

        The Company believes that the cash generated from operations during this fiscal year, and amounts available on its revolving line of credit, are expected to be sufficient to meet its capital expenditures, product development, working capital needs and the principal payments required by its term loan agreements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk during the nine months ended December 31, 2003. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2003 and is incorporated herein by reference.

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

Item  6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

	32.2	Certification of the Vice President and Chief Financial Oficer Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

On February 5, 2004, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 12 a press release announcing the results of operations for the third quarter and nine months ended December 31, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL TECHNOLOGY SYSTEMS, INC.

Date: February 17, 2004	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: February 17, 2004	By:	/s/ Mark J. Connolly

Mark J. Connolly
Principal Accounting Officer and Controller