Form 10-K
period 2004-03-31
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2004-06-29
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1930

For fiscal year ended March 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from ____________________ to

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

Approximate aggregate market value of voting Common Stock held by non-affiliates was $10,565,000 as of September 30, 2004.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,601,937 as of June 21, 2004

Documents Incorporated by Reference

Parts of the Registrant’s definitive proxy statement, which will be filed by the Registrant within 120 days after the end of the Registrant’s 2003 fiscal year end, are incorporated by reference into Part III of this Form.

MEDICAL TECHNOLOGY SYSTEMS, INC.

CLEARWATER, FLORIDA

i.

PART I

        This Annual Report on Form 10-K (the “10-K”) contains certain statements concerning the future that are subject to risks and uncertainties. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission (the “SEC”) or otherwise. Such statements include, among other things, information concerning possible-future results of operations, capital expenditures, the elimination of losses under certain programs, financing needs or plans relating to our products or services, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing, and those accompanied by the words “believes”, “anticipates,” “estimates,” “expects,” “intends,” “plans,” or similar expressions. For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        You should specifically consider the various factors identified in this 10-K, including the matters set forth in “Item 1. Business”; “Item 3. Legal Proceedings”; “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC filings.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained in this 10-K, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

        In this 10-K, unless otherwise indicated, the terms “we,” “us,” “our,” “registrant” and “Med Tech” refer to Medical Technology Systems, Inc., and its subsidiaries.

ITEM 1.    BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems, Inc.™ (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”). MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS Packaging’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTSPI distributes products for MTS Packaging in the United Kingdom. We currently serve more than 3,000 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

         On April 1, 2004, we provided our landlord with notice of intent to terminate the lease of our existing office, manufacturing and warehouse space in Clearwater, Florida on September 30, 2004. Effective October 1, 2004, we will occupy a new leased premises at 2003 Gandy Blvd., St Petersburg, Florida. The new facility will provide us with approximately 104,000 square feet of office and production space, which is an increase from the 79,600 square feet we currently occupy. The terms of the new lease allow us several months to make the transition from our current location without incurring any duplicative occupancy costs. We also have an option to lease an additional 28,000 square feet of contiguous space at any time, during the term of the new lease, provided that we give the landlord 120 days advance notice.

        In April 2004, we announced that we would begin to do business as MTS Medication Technologies and seek the approval of our stockholders to formally change our name to MTS Medication Technologies, Inc. We also intend to merge MTS Packaging Systems, Inc. into MTS Medication Technologies, Inc. when our formal name change is approved by our stockholders.

        In May 2004, we entered into a co-marketing agreement with Cardinal Health, Inc. (“Cardinal”) that provides Cardinal with exclusive rights to market certain of our systems directly to specified customers that serve the long-term care and correctional facilities markets. In addition, the co-marketing agreement provides Cardinal with the right to market the complete line of our filling and sealing equipment, and our OnDemand® system. The agreement will still allow us to sell disposable products to existing and future customers through our current distribution channels.

        Our website is located at www.mts-mt.com. Information contained in our website is not a part of this document or the documents incorporated by reference in this document.

Products

        MTS Packaging manufactures proprietary medication dispensing systems and related products for use by medication prescription providers primarily servicing long-term care and correctional facilities. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient’s medication.

         During fiscal 2002, we introduced our newest product, the OnDemand system, which we believe is the industry’s first automated system capable of dispensing prescription medications into punch card compliance packaging, improving accuracy and increasing productivity. We designed the OnDemand system to interface with the pharmacy information systems to receive orders and fill a patient-labeled medication compliance package on a “just-in-time,” fully-automated basis. The current system has the capacity to hold up to 400 different medications and dispense them into patient-specific labeled punch cards at a rate of up to eight cards per minute, utilizing only two employees. We believe this technology promotes a new industry standard for packaging and distributing medications through institutional pharmacies to a wide range of end users including skilled nursing, assisted living and correctional facilities.

        Our customers use MTS Packaging’s machinery for dispensing medication in disposable packages by automatically placing tablets or capsules (the amount of medication required by a patient during one month) into a punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package.

        The retail price of MTS Packaging’s machinery ranges from $1,100 to $500,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS Packaging has placed approximately 2,000 medication dispensing systems with pharmacy clientele since our inception. MTS Packaging also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards. MTS Packaging had approximately $749,000 in unshipped orders as of June 20, 2004 compared to approximately $869,000 as of June 20, 2003.

Research and Development

        We expended approximately $161,000, $172,000 and $87,000 on research and development activities for each of the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In addition, we directed our product development efforts primarily towards the completion of several versions of our OnDemand machine during this fiscal year. We capitalized approximately $451,000 of product development during the fiscal year ended March 31, 2004. The majority of these expenditures were made for the OnDemand™ machine project.

Manufacturing Processes

        MTS Packaging has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. We believes that our advanced automation gives us certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS Packaging’s equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS Packaging has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS Packaging manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

        MTS Packaging uses automated fabrication equipment to produce its medication packaging machinery. All essential components of the machines are designed and manufactured by us without reliance on outside vendors.

        MTS Packaging is dependent on a number of suppliers for the raw materials essential in the production of its products. We believe that relations are adequate with our existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS Packaging believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of two to three days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on our future financial performance.

Markets and Customers

         MTS Packaging’s products are sold primarily throughout the United States through its sales organization and independent sales representatives. In addition, MTS Packaging Systems International distributes product in the United Kingdom. MTS Packaging also participates in trade shows and training seminars. Sales to countries outside the United States represent less than 10% of the total revenue in fiscal 2004. Sales to our two largest customers represented approximately 14% and 13%, respectively, of MTS Packaging’s revenue in the fiscal year ended March 31, 2004.

        The primary customers for MTS Packaging’s proprietary packaging machinery and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. These pharmacies serve from 50 to 45,000 nursing home beds per location and many serve the sub-acute care, assisted living, correctional and home health care markets as well.

Competition

        The pharmacy customers of MTS Packaging supply prescribed medications to nursing homes and assisted living facilities, which are the primary market for MTS Packaging’s products. This market is highly competitive. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards. We believe that products developed by our competitors are not as efficient as our systems because they are not as automated. Our method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of our competitors have been in business longer and have substantially greater resources than us. There is no assurance that we will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

         Our primary competitors for punch card dispensing systems in the United States are Drug Package, Inc., AutoMed® Technologies and RX Systems, Inc. We believe that our automated proprietary packaging machinery distinguishes MTS Packaging from its competitors’ less automated systems. Our automated packaging machine with the highest throughput can fill and seal up to 900 disposable medication cards per hour. We believe that our production rates for the prepackaging of prescriptions and our “just-in-time” OnDemand system will meet the needs of our customers who are consolidating and require higher productivity to meet their growing market share.

Proprietary Technology

        In June 2003, we purchased the rights to certain proprietary technology that had previously been available through a license agreement with the Siegel Family Trust. The proprietary technology is supported by certain patents, which expire at various times during calendar years 2004 through 2008.

        There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS Packaging. However, its business is not materially dependent upon the issuing or its ownership of any one patent that has been submitted to the United States Patent and Trademark Office.

        There is no assurance that any additional patents will be granted with respect to our medication dispensing or information systems and products or that any patent issued, now or in the future, will provide meaningful protection from competition.

Government Regulations

        MTS Packaging’s products are governed by federal regulations concerning components of packaging materials that are in contact with food and drugs. We have obtained assurances from our vendors that the packaging materials used by MTS Packaging are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to our products will not occur in the foreseeable future. Any such changes could have a material adverse effect on us.

        We cannot predict the extent to which our operations will be effected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Employees

        As of June 20, 2004, we employed 170 persons full time. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Risk Factors

        You should be aware that the risks and uncertainties described below are not the only ones affecting us or that could affect us in the future. Any of the risks and uncertainties described below could have a material adverse effect on our business, results of operation and financial conditions, and could result in a partial or complete loss of your investment.

We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase revenue, maintain our margins or grow our market share.

        The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	develop and expand their product and service offerings more quickly;

•	adapt to new or emerging technologies and changing customer needs more quickly;

•	negotiate more favorable purchases agreements with suppliers;

•	devote greater resources to the marketing and sale of their products; and

•	address customers’ service-related issues more effectively.

Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors.

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

        Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	our level of experience in manufacturing a particular product;

•	fluctuations in materials costs and availability of materials; and

•	the timing of expenditures in anticipation of increased sales and customer product delivery requirements.

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

We depend on a limited number of customers for our sales revenue, therefore, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

        For the fiscal year ended March 31, 2004, our 10 largest customers accounted for approximately 62% of our net revenue and our two largest customers accounted for approximately 27% of our net revenue. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation, pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations.

We depend on a small number of suppliers for the raw materials used in the production of our products.

        We rely on a limited number of suppliers for the raw materials that are essential in the production of the products we produce. We cannot assure you that such suppliers will be able to meet our future demand for raw materials, or that shortages of these raw materials will not arise in the future. The failure of such suppliers to deliver such raw materials on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

The markets for our products are characterized by rapidly changing technology and evolving process development.

        The continued success of our business will depend upon our ability to:

•	Hire, retain and expand our qualified engineering and technical personnel;

•	maintain technological leadership;

•	develop and market products that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

We manufacture substantially all of our products from a single facility.

        We manufacture substantially of the products we sell. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, our principal manufacturing facility is located in Clearwater, Florida and is thus exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes, windstorms, and floods. If our facilities were to be out of production for an extended period, our business, financial condition and results of operation would be materially adversely affected.

We rely on short-term contracts with most of our clients.

         Long-term contracts are not a significant part of our business. Accordingly, future results cannot be reliably predicted by considering past trends or extrapolating past results.

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

        We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of the services of any of our key executives for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop, and retain qualified management, professionals and technical operating staff. We expend significant resources in recruiting and training our employees, and the pool of available applicants for these positions is limited. The loss of the services of any key executives, or our inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

        We are subject to periodic federal, state and local income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could materially adversely affect us.

We are a holding company and we depend on receiving distributions from our subsidiaries, and we could be harmed if such distributions could not be made in the future.

        We are a holding company with essentially no operations of our own and conduct all of our business through our subsidiaries. Our only significant asset is the outstanding capital stock of our subsidiaries. We are wholly dependent on the cash flow of our subsidiaries and dividends and distributions to us from our subsidiaries in order to service any current and future indebtedness obligations we may have.

We are prohibited from paying dividends on our common stock.

        We have not paid any dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. The terms of our loan agreements prohibit us from paying dividends on our common stock.

The issuance of additional shares of our common stock as a result of the conversion or exercise of currently outstanding derivative securities may cause our stock price to decline.

         As of June 21, 2004, we had 5,601,937 shares of common stock outstanding as of March 31, 2004. In addition, the following shares of our common stock are issuable upon exercise or conversion of currently outstanding securities:

•	999,000 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $0.48 to $25.00;

•	29,500 shares of common stock are issuable upon exercise of currently outstanding common stock purchase warrants having exercise prices ranging from $0.01 to $1.88; and

•	847,457 shares of common stock are issuable upon conversion of 2,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

The possibility of exercise or conversion of these securities and the inclusion of the underlying shares of common stock in the issued and outstanding shares may adversely affect the market price of our common stock.

If we must make certain payments of certain amounts to Eureka I, L.P., such payments could have a material effect on our financial condition and could cause our stock price to decline.

        The terms of our Series A Preferred Stock issued to Eureka I, L.P., contain certain anti-dilution provisions and a make-whole provision that obligates us to pay certain amounts to the holder of the Series A Preferred Stock if such holder does not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the Series A Preferred Stock. In the event that we are required to make payments to the holders of the Series A Preferred Stock, we may elect to issue additional preferred stock in lieu of a cash payment. The make-whole provision and other provisions of the convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions.

We may be adversely affected by governmental regulation of our business.

        Our business is subject to federal regulation concerning components of packaging materials that are in contact with food and drugs. While we have had no material difficulty complying with such regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary approvals or that the cost of compliance will not prove to be material. Additionally, we cannot assure you that significant changes in such regulations will not occur in the foreseeable future. Our inability to comply with the current regulations and any future changes to such regulations could have a material adverse effect on our business, results of operations and financial condition.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury.

        We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot assure you that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, could harm our business.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

        Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned by, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes both in the United States and in foreign countries through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. In addition, because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States.

Intellectual property claims and litigation could subject us to significant liabilities for damages and invalidation of our proprietary rights.

        In the future we may have to resort to litigation to protect our intellectual property rights to protect our trade secrets or to develop the validity and scope of our proprietary rights of others. Any litigation, regardless of its success, would be costly and require significant time and attention of our key management and technical personnel. The litigation could also force us to:

•	Stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	Pay damages;

•	Enter into licensing or royalty agreements, which may be unavailable under acceptable terms; and

•	Redesign products and services that incorporate infringing technology.

        We may face infringement claims from third parties in the future. The medical packaging industry has seen frequent litigation over intellectual property rights, and we expect that participants in the medical packaging industry will be increasingly subject to infringement claims as the number of products, services, and competitors grow and functionality of the products and services overlap. We cannot assure you that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action, or challenge the validity of the intellectual property rights in court. Failure to obtain or maintain intellectual property rights in our products, for any reason, could have a material adverse effect on us.

Our business will suffer if we fail to comply with recent federal regulations and proposed rules of the SEC relating to corporate governance reform.

        As a public company, we are subject to certain federal regulations and the rules and regulations of the SEC. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, effecting tighter accounting, corporate fraud and securities laws. To implement this legislation, the SEC is expected to adopt new rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to the Sarbanes-Oxley Act or to any other federal corporate reform measures.

Our stock price may be volatile.

        Our common stock is traded on the American Stock Exchange under the symbol “MPP”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock. It is possible that the stock price may decline to a level where we lose our eligibility to remain listed on the American Stock Exchange.

        In addition, the stock market, in general, has experienced volatility that has often been unrelated to the operating performance of public companies. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

        Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above prices at which they are acquired. The volatility also could impair our ability in the future to offer common stock as a source of additional capital.

Our stockholders do not have cumulative voting rights.

        The holders of our capital stock do not have cumulative voting rights. Accordingly, the holders of more than 50% of our outstanding shares entitled to vote for the election of directors can elect all of our directors then being elected; the holders of the remaining shares by themselves cannot elect any directors.

Provisions of our certificate of incorporation and the applicable Delaware General Corporation law may make it more difficult to complete a contested takeover of our Company.

        Certain provisions of our certificate of incorporation and the Delaware General Corporation Law (the “DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested shareholder”) for three years after the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

        Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in sales of our products and the corresponding shipments of our products. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities on the American Stock Exchange, which could also have an adverse affect on the trading price of our shares and overall market capitalization.

ITEM 2.    PROPERTIES

        We currently lease a 79,600 square foot plant consisting of office space and air-conditioned manufacturing and warehousing space near the St. Petersburg/Clearwater International Airport at 12920 Automobile Boulevard. Our corporate administrative offices and the primary manufacturing facilities for MTS Packaging are at this location. On April 1, 2004, we provided our landlord with notice of intent to terminate the lease on September 30, 2004 and vacate the premises. Effective October 1, 2004, we will occupy a new premises at 2003 Gandy Boulevard North, St. Petersburg, Florida. The lease for the new premises will be for a term of 12 years. The premises consists of approximately 104,000 square feet, increasing to approximately 132,000 square feet, and the monthly lease payments begin at $35,000 plus tax in the first year and increase to $63,000 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). We also have an option to lease an additional 28,000 square feet of contiguous space at any time by providing the landlord with 120 days notice. Also, we will be paid a move-in allowance of $400,000 on the commencement date of the new lease. Our current monthly lease payments are approximately $38,000 including tax. Both the current premises and the new premises are generally suited for light manufacturing and/or distribution.

        MTS Packaging also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2005.

        MTS Packaging Systems International, Ltd. rents office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of one year, and the monthly lease payments are £1,642.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to us. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

        Our common stock began trading on the American Stock Exchange (“AMEX”) on December 26, 2002. Under the symbol “MPP”, our common stock previously traded on the OTC Bulletin Board (the “OTCBB”). The table below sets forth the range of high and low sales prices and/or bid information for our common stock for the periods indicated, as reported by the AMEX and OTCBB. OTCBB market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2005 Fiscal Year	High	Low

First Quarter	$14.95	$6.05

2004 Fiscal Year	High	Low

First Quarter	$4.55	$2.45
Second Quarter	$4.78	$3.50
Third Quarter	$6.90	$4.05
Fourth Quarter	$14.84	$6.00

2003 Fiscal Year	High	Low

First Quarter	$3.05	$2.45
Second Quarter	$2.90	$1.95
Third Quarter	$2.47	$1.45
Fourth Quarter	$3.55	$2.20

        As of June 21, 2004, there were approximately 2,500 holders of record of our common stock and the closing price of our common stock report on AMEX was $6.05.

        We have not declared a dividend on our common stock and do not currently intend to declare a dividend. Furthermore, we are restricted from paying dividends on our common stock pursuant to the terms of our loan agreements. We intend to reinvest our future earnings, if any, into the operations of our business.

        In June 2002, we issued 2,000 shares of the Series A Preferred Stock to Eureka I, L.P. for an aggregate consideration of approximately $2,000,000. The Series A Preferred Stock is not a publicly traded security. The purchase and sale was exempt pursuant to Rule 506 and under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering where the purchaser received or had access to adequate information about the registrant. The purchase was made for cash. The holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. The Series A Preferred Stock is convertible into 847,457 shares of our common stock at $2.36 per share. The terms of the Series A Preferred Stock contain a make-whole provision that obligates us to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of our common stock on the date they elect to convert the Series A preferred stock into common stock. In addition, the terms of the Series A Preferred Stock agreement contains certain antidilution provisions.

Equity Compensation Plan Information

        We had 173,101 and 20,000 shares available for issuance under our equity compensation plans as of April 1, 2003 and March 31, 2004, respectively.

        During Fiscal Year 2004, we did not experience any changes in the exercise price of our outstanding options, through cancellation and reissuance or otherwise.

Purchases of Equity Securities

        We did not repurchase any of our equity securities during fiscal 2004.

ITEM 6.     SELECTED FINANCIAL DATA

        The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Company’s Financial Statements and Notes thereto. See “FINANCIAL STATEMENTS.”

	YEARS ENDED MARCH 31,

	(In Thousands, Except Earnings Per Share Amount)

	2004	2003	2002	2001	2000

Income Statement Data:
Net Sales	$34,384	$29,385	$24,769	$21,457	$18,221
Cost of Sales and Other Expenses	31,214	26,413	21,561	19,406	17,007

Income from Continuing Operations
Before Income Taxes, Discontinued Operations
and Extraordinary Gain	3,170	2,972	3,208	2,051	1,214
Income Tax Benefit (Expense)	(1,190)	(1,124)	(1,234)	5,570	0
(Loss) from Discontinued Operations	0	0	0	(227)	(2,185)
Gain on Forgiveness of Debt of Discontinued
Operations	0	0	0	0	1,249
Gain on Disposal of Discontinued Operations	0	0	0	0	2,221
Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible
Preferred Stock	0	(347)	0	0	0
Convertible Preferred Stock Dividends	(220)	(168)	0	0	0

Net Income Available to Common Stockholders	$1,760	$1,333	$1,974	$7,394	$2,499

Net Earnings (Loss) Per Basic and Diluted Common
Share: (Retroactively adjusted for the 1 for 2.5
reverse stock split in December 2000):
Net Earnings Per Basic Common Share
From Continuing Operations	$0.35	$0.28	$0.46	$2.45	$0.47
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	(0.07)	0.50

Net Earnings Per Basic Common Share	$0.35	$0.28	$0.46	$2.38	$0.97

Net Earnings Per Diluted Common Share
From Continuing Operations	$0.29	$0.26	$0.44	$2.43	$0.47
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	(0.07)	0.50

Net Earnings Per Diluted Common Share	$0.29	$0.26	$0.44	$2.36	$0.97

	AT MARCH 31

	(In Thousands)

	2004	2003	2002	2001	2000

Balance Sheet Data:
Net Working Capital	$9,306	$4,464	$3,274	$1,682	$1,702
Assets	20,821	17,383	15,515	14,791	7,866
Short-Term Debt	516	1,461	968	963	1,052
Long-Term Debt	8,680	7,023	10,812	11,887	13,111
Stockholders' Equity (Deficit)	7,924	5,393	468	(1,598)	(9,037)

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2004 and 2003.

	Fiscal Year Ended March 31, 2004

	For The Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004

Income Statement Data:
Net Sales	$7,013	$8,015	$9,582	$9,771
Gross Profit	$2,777	$3,030	$3,898	$3,740
Net Income Available to Common Stockholders	$283	$381	$679	$418
Net Earnings Per Basic Common Share	$0.07	$0.08	$0.12	$0.08

Net Earnings Per Diluted Common Share	$0.05	$0.06	$0.11	$0.07

	Fiscal Year Ended March 31, 2003

	For The Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003

Income Statement Data:
Net Sales	$6,907	$6,719	$7,694	$8,065
Gross Profit	$2,580	$2,634	$3,121	$3,262
Net Income Available to Common Stockholders	$85	$235	$370	$643
Net Earnings Per Basic Common Share	$0.02	$0.05	$0.07	$0.14

Net Earnings Per Diluted Common Share	$0.02	$0.05	$0.07	$0.12

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We experienced growth of 17% in net sales derived from our disposable punch card product lines primarily due to: (1) increased penetration of independent pharmacies throughout the country; and (2) the aging demographics of the United States population. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic region. In addition, we sold six OnDemand machines in fiscal 2004 compared to three machines in fiscal 2003.

        As the population ages, the number of nursing home and assisted living facility residents grows, which benefits our entire customer base. In addition, our revenue growth has been enhanced by increased sales of the machines we manufacture and sell to our customers, including our new OnDemand machine.

        Although competitive pricing issues related to the disposable punch card products arise from time to time, we rely heavily on the relationships we build with customers, which are centered around our complete medication packaging system that includes the machines, as well as the disposables, in order to offset competitive pricing pressures.

        Although the cost of raw materials and the direct labor used to manufacture the disposable punch cards has risen during fiscal year ended March 31, 2004, compared with the previous fiscal year, we have been successful in maintaining the relationship between our selling prices and direct costs by adjusting prices where appropriate and developing efficiencies by adding new manufacturing equipment that better produces cards and blisters.

        Overhead costs incurred in manufacturing have risen approximately 19% in the fiscal year ended March 31, 2004 to approximately $4.0 million from approximately $3.4 million in the same period the prior fiscal year primarily due to costs added to properly supervise and warranty the OnDemand product line. The Company expects this trend will continue for the fiscal year ending in 2005 as the OnDemand product line generates more customer interest and subsequent revenue.

         Selling costs for the fiscal year ended March 31, 2004 compared to the same period in the prior fiscal year increased approximately 4% to $2.1 million from $2.0 million the prior year because the Company has added to its sales and customer service support staff. However, marketing costs have increased 65% over the same period in the prior fiscal year, from approximately $418,000 to approximately $691,000, as more resources are dedicated to improving product awareness in existing markets, such as skilled nursing and new markets, such as assisted living. Also, it has been necessary to add technical support personnel to assist in the installation and user training of OnDemand machines. The Company expects that selling and marketing costs, as well as OnDemand support costs, will continue to rise as it attempts to reach new markets for its disposable products and additional OnDemand machine sales are realized.

        Administrative costs have risen approximately 24% in the fiscal year ended March 31, 2004, compared to the same period in the prior fiscal year from approximately $3.7 million to approximately $4.6 million. The increase was primarily due to costs that have been added to support the operations in the United Kingdom and personnel related expenses including employee benefit costs in the United States. Currently we do not expect that our administrative costs will rise at the same percentage rate in fiscal 2005 as they did in fiscal 2004.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Results of Operation

         Net Sales

        Net sales for the fiscal year ended March 31, 2004, increased 17.0% to $34.4 million from $29.4 million the prior year. Net sales increased in fiscal 2004 primarily as a result of an increase in disposable punch cards sold to existing and new customers in the United States, an increase in disposable punch cards and machines sold in the United Kingdom and the sale of OnDemand machines in the United States Selling prices for disposable punch cards were stable during fiscal 2004.

        We expect that selling prices for disposable punch cards may decrease in the next fiscal year depending on competitive factors. We believe that the number of punch cards sold will increase in the next fiscal year as a result of the addition of new customers in the United States and the United Kingdom, and a general increase in the number of nursing home and assisted living facility residents served by our customers. Additional sales of OnDemand machines in the next fiscal year are also expected to contribute to an overall growth in net sales.

         Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2004, increased 17.4% to $20.9 million from $17.8 million the prior year. Cost of sales as a percentage of net sales increased to 60.8% from 60.5% for the prior year. The increase in cost of sales resulted primarily from the costs associated with increased net sales. The increase in the cost of sales percentage resulted primarily from the fact that OnDemand machine sales increased over the prior year, and the product margin on OnDemand machines is less than the product margin on disposable punch card products. In addition, overhead costs increased primarily due to additional personnel and benefit costs associated with employees that were added to support the increased production of disposable punch cards and the production and support of the OnDemand machines.

        During the fiscal year ended March 31, 2004, we wrote off approximately $100,000 in obsolete inventory primarily related to discontinued packaging equipment. In addition, the inventory valuation allowance related to obsolete and slow moving inventory was increased by $12,000. We will continue to evaluate our inventory valuation allowance and adjust it accordingly.

         We currently expect that raw material costs will increase in the next fiscal year and that direct labor costs should remain stable. Overhead expenses may continue to rise. At this point in time, we expect that the additional revenue associated with an increase in the volume of punch cards and machines sold should contribute to maintaining overall cost of sales, as a percentage of sales, at levels experienced during the fiscal year ended March 31, 2004.

         Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the year ended March 31, 2004, increased 19.1% to $7.5 million compared to $6.3 million the prior year. The increase resulted primarily from the costs associated with additional personnel and benefit costs for employees that were added to support our overall growth, costs associated with our United Kingdom operations and higher marketing expenditures. In addition, we charged off approximately $100,000 in uncollectable accounts receivable and increased our estimated bad debt reserve by $49,000. We regularly review the adequacy of our bad debt reserve by specific customer account analysis as well a review of historical trends.

        We expect SG&A expenses will increase during the next fiscal year. However, the additional revenue associated with an increase in the volume of punch cards and machines sold is expected to contribute to maintaining overall SG&A expenses, as a percentage of sales, at levels experienced during the fiscal year ended March 31, 2004.

         Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2004, increased 39.3% to $1,342,000 compared to $964,000 the prior year. The increase resulted primarily from the fact that we had a full year of amortization of the product development costs associated with our OnDemand machine during the fiscal year ended March 31, 2004, and began to amortize the cost of the patents acquired during the year ended March 31, 2004. In addition, newly purchased assets used in the manufacturing process that were acquired in fiscal 2004 began to be depreciated in fiscal 2004.

         Interest Expense

        Interest expense for the fiscal year ended March 31, 2004 decreased 2.9% to $851,000 compared to $876,000 the prior year. The decrease resulted from a reduction in outstanding debt resulting from the regular monthly principal payments made in accordance with the terms of our loan agreements. We expect our interest expense to decline during the next fiscal year due primarily to the prepayment in full of our $4,000,000 subordinated note in June 2004, which had an interest rate of 14%. The current interest rate payable on the funds borrowed to repay the subordinate note is the prime rate plus 1% (currently 5%).

         Amortization of Financing Costs and Original Issue Discount

        We refinanced our long-term debt in June 2002 and incurred approximately $1,478,000 in financing costs. The financing costs were allocated between components of the financing that represented debt and equity. $1,110,000 of costs that were allocated to the debt component of the financing began to be amortized over the term of the various loans and notes during fiscal year 2003. Amortization expense related to the financing costs was $364,000 and $271,000 for the fiscal years ended March 31, 2004 and 2003, respectively. In addition, the relative value of certain warrants and imbedded features of the warrants, which were issued in conjunction with the subordinated debt portion of the debt component, were recorded as part of the stockholders equity and reduced the carrying amount of the subordinated note as an original issue discount (“OID”). The OID of approximately $1,240,000 began to be amortized using the effective interest method over the term of the subordinated note during fiscal year 2003. Amortization expense related to the OID was $248,000 and $189,000 for the fiscal years ended March 31, 2004 and 2003, respectively. We expect our OID expense to decline during the next fiscal year due primarily to the prepayment in full of our $4,000,000 subordinated note in June 2004.

         Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2004, increased 5.9% to $1,190,000 compared to $1,124,000 the prior year. The increase resulted from higher pretax net income in fiscal 2004 compared to the prior year.

         Series A Preferred Stock Dividends

        The terms of the Series A Preferred Stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during fiscal 2004 was $220,000. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. All dividends accrued in the fiscal years ended March 31, 2004 and 2003 were paid in cash. In the fiscal year ended March 31, 2003, the accrued dividends were $168,000. The increase in fiscal 2004 over 2003 resulted from the Series A Preferred Stock having been outstanding for the entire year in fiscal 2004 compared to nine months in fiscal 2003.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Results of Operations

         Net Sales

        Net sales for the fiscal year ended March 31, 2003, increased 18.6% to $29.4 million from $24.8 million the prior year. Net sales increased in fiscal 2003 primarily as a result of an increase in disposable punch cards sold to existing and new customers in the United States, an increase in disposable punch cards and machines sold in the United Kingdom and the sale of three OnDemand machines in the United States Selling prices for disposable punch cards were stable during fiscal 2003.

         Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2003, increased 23.6% to $17.8 million from $14.4 million the prior year. Cost of sales as a percentage of net sales increased to 60.5% from 58.2% for the prior year. The increase in cost of sales resulted primarily from the costs associated with increased net sales. The increase in the cost of sales percentage resulted from increased raw material costs, as well as increased overhead expenses related to the manufacturing departments. Overhead increases were primarily due to additional personnel and benefit costs associated with employees that were added to support the increased production of disposable punch cards and the production and support of the OnDemand machines.

        During the fiscal year ended March 31, 2003, we wrote off approximately $106,000 in obsolete inventory primarily related to discontinued packaging equipment. In addition, we determined that our estimate of the inventory valuation allowance, related to obsolescence and slow moving inventory, should be increased by $143,000 primarily because during the fiscal year ended March 31, 2003, several new packaging machines were introduced into the product line.

         Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the year ended March 31, 2003, increased 18.9% to $6.3 million compared to $5.3 million the prior year. The increase resulted primarily from the costs associated with additional personnel, training and benefit costs for employees that were added to support our overall growth, costs associated with our United Kingdom operations and higher research and development activities. In addition, during the previous fiscal year, we reduced our estimated bad debt reserve by $180,000. Also, during fiscal 2003, we determined that certain development projects were not going to be completed, and therefore, wrote off approximately $115,000 in costs that had been previously capitalized.

         Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2003, increased 4.1% to $964,000 compared to $926,000 the prior year. The increase resulted primarily from the fact that we began to amortize the product development costs associated with our OnDemand machine during the fiscal year ended March 31, 2003.

         Interest Expense

        Interest expense for the fiscal year ended March 31, 2003 decreased 4.7% to $876,000 compared to $919,000 the prior year. The decrease resulted from a reduction in outstanding debt resulting from the regular monthly principal payments made in accordance with the terms of our loan agreements, as well as a reduction in total outstanding debt that resulted from the June 2002 refinancing of our existing debt.

         Amortization of Financing Costs and Original Issue Discount (“OID”)

        We refinanced our long-term debt in June 2002 and incurred certain costs totaling approximately $1,478,000 during the fiscal year ended March 31, 2003 to complete the financing. The financing costs were allocated between components of the financing that represented debt and equity. $1,110,000 of costs that were allocated to the debt component of the financing began to be amortized over the term of the various loans and notes during fiscal year 2003. Amortization expense related to the financing costs was $271,000 for the fiscal year ended March 31, 2003. In addition, the relative value of certain warrants and imbedded features of the warrants, which were issued in conjunction with the subordinated debt portion of the debt component, were recorded as part of the stockholders equity and reduced the carrying amount of the subordinated note as an OID. The OID of approximately $1,240,000 began to be amortized using the effective interest method over the term of the subordinated note during fiscal year 2003. Amortization expense related to the OID was $189,000 for the fiscal year ended March 31, 2003.

         Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2003, decreased 8.9% to $1,124,000 compared to $1,234,000 the prior year. The decrease resulted from lower pretax net income in fiscal 2003 compared to the prior year.

         Non-Cash Constructive Dividend Related to Beneficial Conversion Feature of Series A Preferred Stock

        The equity component of the June 2002 refinancing was comprised, in part, by 2,000 shares of Series A Preferred Stock, which were issued at $1,000 per share. The Series A Preferred Stock is convertible into 847,457 shares of our common stock at $2.36 per share. On the date the convertible preferred stock was issued, the fair market value of our common stock was $2.77 per share. The difference between the fair market value of the shares and the conversion price of the Series A Preferred Stock represented a constructive dividend to the holders of the Series A Preferred Stock in the amount of $347,000.

         Series A Preferred Stock Dividends

        The terms of the Series A Preferred Stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during fiscal 2003 was $168,000. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. All dividends accrued in the fiscal year ended March 31, 2003 were paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations provided $2.6 million in the fiscal year ended March 31, 2004, compared to $3.2 million the prior year. The decrease in cash provided by operations resulted primarily from an increase in accounts receivable and inventory. These increases resulted primarily from increases in revenue.

        Investing activities used $2.0 million during the fiscal year ended March 31, 2004, compared to $1.7 million the prior year. The increase resulted primarily from the fact that we purchased a new machine for manufacturing punch cards in fiscal 2004.

        Financing activities used $.9 million during the fiscal year ended March 31, 2004 compared to $1.5 million the prior year. The decrease in cash required for financing activities resulted primarily from our receipt of approximately $500,000 during this fiscal year from the proceeds of the exercise of employee stock options. In addition, we increased our borrowings on our revolving line of credit during fiscal 2004.

        We had working capital of $9.3 million at March 31, 2004, compared to $4.5 at March 31, 2003. The increase in working capital resulted primarily from an increase in earnings before interest, taxes, depreciation and amortization, which was used primarily to support increases in accounts receivable and inventory.

        We do not maintain significant cash balances because all available cash is used to pay down our revolving line of credit. We view the excess availability on our line of credit as our cash reserve. At March 31, 2004, we had approximately $1.1 million available on our revolving line of credit.

        In June 2002, we repaid the entire amount, $11,310,000, of our bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and the Series A Preferred Stock. The revolving line of credit allowed for borrowings of up to $5,000,000 (the “Revolving Line of Credit”) based upon advance rates that are applied to our eligible accounts receivable and inventory. Interest was payable on the Revolving Line of Credit monthly based on the average unpaid balance at the prime rate plus 1.0%.

        As part of the June 2002 refinancing, we entered into certain term loans. One term loan in the amount of $700,000 is repayable in equal monthly installments over a five year term, plus interest at the prime rate plus 1.25%. The second term loan in the amount of $2,000,000 was repayable in equal monthly installments over two years plus interest at the prime rate plus 2.25% and included an excess cash flow payment provision. The second term loan was entirely repaid in January 2004.

        The Revolving Line of Credit and the term loan(s) are secured by our accounts receivable, inventory, machinery and equipment and all of our other assets.

        We executed a subordinated note in the amount of $4,000,000 (the “Subordinated Note”) as part of the June 2002 refinance, which was repayable over five years with interest only, at 14%, payable monthly until the maturity of the Subordinated Note. The Subordinated Note is secured by a second lien on all of our assets. In addition, the Subordinated Note holders were issued 566,517 warrants to purchase shares of our common stock exercisable for ten years at $.01 per share. In June 2004 we repaid the Subordinated Note in full.

        In June 2002, we issued 2,000 shares of Series A Preferred Stock at $1,000 per share. The holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of Series A Preferred Stock, at our option, and are cumulative. The Series A Preferred Stock is convertible into 847,457 shares of our common stock at $2.36 per share.

        The terms of the Series A Preferred Stock agreement contains certain anti-dilution provisions and a make-whole provision that obligates us to pay certain amounts to the holders of the Series A Preferred Stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the Series A Preferred Stock into our common stock.

        In the event that we are required to make payments to the holders of the Series A Preferred Stock, we may elect to issue additional shares of Series A Preferred Stock in lieu of a cash payment. Although the make-whole provision and other provisions of the Series A Preferred Stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, we believe it is unlikely that the maximum number of shares would be issued.

        In April 2004, the Subordinated Note holders exercised their rights to acquire the 566,517 shares of our common stock under the terms of the cashless exercise provisions of the warrant agreement and sold the common stock. The terms of the warrant agreement contained certain antidilution provisions. The warrant agreement also contained a make-whole provision that obligated us to pay certain amounts to the holders of the warrants if they did not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contained a provision that may have obligated us to pay certain amounts to the holders of the warrants in the event there was a change in control of our voting common stock, if we were sold, or if there was a public offering of our common stock.

        In June 2004, we renewed and extended the Revolving Line of Credit (the “New Revolving Line of Credit”). The New Revolving Line of Credit is for $8,500,000 and expires in June 2007. In addition, we entered into a new secured equipment term loan agreement for $1,200,000. We used the additional availability on the New Revolving Line of Credit and our term loans to completely repay the $4,000,000 Subordinated Note. At the time of the early repayment of the Subordinated Note, we incurred a prepayment penalty of $120,000. All of our obligations under the warrant agreement were extinguished at the time the investor sold the common stock and the subordinated debt was repaid.

        The New Revolving Line of Credit allows for borrowings based upon advance rates that are applied to our eligible accounts receivable and inventory at the prime rate or London InterBank Offering Rate (“LIBOR”) plus 2.25%, and requires that we maintain $750,000 of excess availability at all times. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 1% or LIBOR plus 2.75%. In addition, a $3,000,000 overadvance was borrowed at the prime rate plus 1% or LIBOR plus 3.25%. The overadvance is repayable over a 15-month period.

        The New Revolving Line of Credit and the term loans each contain certain financial covenants that, among other things, requires the maintenance of a minimum tangible net worth, and debt service coverage ratios and limits the amount of capital expenditures and requires us to obtain the lenders approval for certain matters. We were in compliance with all provisions of the applicable revolving line of credit and the term loan agreements at March 31, 2004 and May 31, 2004.

        We also have a $300,000 capital expenditure term loan available to fund future expenditures for capital equipment.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change based upon our success in selling our OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        We believe that the cash generated from operations during the next fiscal year and our available lines of credit will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our loan agreements.

OFF-BALANCE SHEET ARRANGEMENTS

        In accordance with the definition under the new SEC rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain guarantee contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instruments; and

•	any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        We currently do not have any off-balance sheet arrangements as defined above.

CONTRACTUAL OBLIGATIONS

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of March 31, 2004:

		Less Than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)

Long-Term Debt	$ 9,029	$ 470	$ 8,438	$ 121	$ 0
Capital Leases	167	46	99	22	0
Operating Leases	251	233	9	6	3
Purchaser Obligations	0	0	0		0
Other Long-Term Liabilities	0	0	0	0	0

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed above under “Item 1. Business”. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Valuation of Accounts Receivable at March 31, 2004 and 2003, respectively

        Our allowance for doubtful accounts of $187,000 and $138,000 at March 31, 2004 and 2003, respectively, is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $195,000 and $183,000 at March 31, 2004 and 2003, respectively.

Self Insurance Plan Reserve

        We established a reserve for unpaid medical claims of $101,000 and $86,000 at March 31, 2004 and 2003, respectively. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

Deferred Tax Asset Valuation Allowance

        Our deferred tax asset is comprised primarily of a tax loss carryforward. We believe that it is more likely than not that the income tax benefits associated with the tax loss carryforward will be realized in the future. Management bases its belief, in part, on the historical profitability of our operations and its expectations that profitable operations will continue in the future. Based upon these expectations regarding the realization of the tax benefits, management has not established a valuation allowance for our deferred tax asset.

Impairment Valuations

        On a quarterly basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the related asset or liability below its carrying amount, the related asset or liability would be tested for impairment.

        We evaluate the recoverability of our long-lived assets whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent the sum of discounted (using our incremental borrowing rate) estimated future cash flows (over a period ranging from generally four to ten years) expected to result from the use of the asset is less than the carrying value. Management believes no impairment existed for any of the periods presented.

Product Development

        All costs incurred subsequent to the completion of research and development activities associated with a product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a five-year period beginning on the date the product is released for sale to customers. On a quarterly basis, we review the viability and recoverability of these project costs.

Estimated Liabilities

        We make a number of estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change, which would alter future financial information based upon a change in estimated versus actual results.

        We are subject to various matters of litigation in the ordinary course of business. As the outcome of any litigation is unknown, management estimates the potential amount of liability, if any, in excess of any applicable insurance coverage, based on historical experience and/or the best estimate of the matter at hand. Significant changes in estimated amounts could occur. To date, we have not had to pay any legal settlements in excess of existing insurance coverage.

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements with our customers. Warranty expense incurred during the period ended March 31, 2004, totaled $161,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We do not have any material market risk sensitive financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, notes thereto and the report of Grant Thornton LLP, our independent auditors, are set forth on the pages indicated at Item 15 and are incorporated into this item by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation required by Rules 13a-15 and 15d-15 of the Exchange Act (the “Evaluation”), under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15).  Based upon and as of the date of the Evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2004 fiscal year.

Code of Ethics and Business Conduct

        Our commitment to ethical business conduct is a fundamental shared value of our board of directors, management and employees and critical to our success. On June 26, 2003, we adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, consultants, agents and representatives. The Code provides that our representatives will uphold our ethical standards as vigorously as they pursue our financial objectives, and that honesty and integrity will not be compromised by our representatives anywhere at any time. A copy of the Code is posted on our web site www.mts-mt.com, and is available, free of charge upon request by contacting Michael P. Conroy, Chief Financial Officer, at michaelc@mts-mt.com.

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, as it relates to our CEO, CFO or controller by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2004 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2004 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2004 fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2004 fiscal year.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)		The following documents are filed as part of this report:
	1.	Financial Statements. The consolidated financial statements, and related notes thereto, of Med Tech with the independent auditors' report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 29 of this report.
	2.	Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Med Tech is included in Part IV of this report on the page indicated by the Index to Financial Statements as beginning on page 53 of this report. The independent auditor's report as presented on page 52 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto.
Schedules not listed in the Index to Financial Statements have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
	3.	For Exhibits, see Item 16(c) below. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.3, 10.4, 10.9 and 10.10 of Item 15(c) below.
b.		Reports on Form 8-K.
On February 5, 2004, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 12 a press release regarding its financial results for the fiscal quarter ended December 31, 2003.
d.		Financial Statement Schedules. See Item 15(a) above.

MEDICAL TECHNOLOGY SYSTEMS, INC.

        All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Medical Technology Systems, Inc. and Subsidiaries
Clearwater, Florida  33762

          We have audited the accompanying consolidated balance sheets of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology Systems, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THRONTON, LLP
Tampa, Florida

June 4, 2004

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003

(In Thousands)

ASSETS

	2004	2003

Current Assets:
Cash	$59	$395
Accounts Receivable, Net	6,712	4,756
Inventories, Net	4,032	3,080
Prepaids and Other	411	76
Deferred Tax Benefits	2,309	1,124

Total Current Assets	13,523	9,431

Property and Equipment, Net	3,888	3,023
Other Assets, Net	3,410	2,774
Deferred Tax Benefits	0	2,155

Total Assets	$20,821	$17,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$272	$1,461
Current Maturities of Related Party Note Payable	244	0
Accounts Payable and Accrued Liabilities	3,701	3,506

Total Current Liabilities	4,217	4,967

Long-Term Debt, Less Current Maturities	7,650	7,023
Related Party Note Payable, Less Current Maturities	1,030	0

Total Liabilities	12,897	11,990

Stockholders' Equity:
Common Stock	49	44
Preferred Stock	1	1
Capital In Excess of Par Value	12,427	11,881
Accumulated Deficit	(4,225)	(6,205)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	7,924	5,393

Total Liabilities and Stockholders' Equity	$20,821	$17,383

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(In Thousands; Except Earnings Per Share Amounts)

	2004	2003	2002

Net Sales	$34,384	$29,385	$24,769
Costs and Expenses:
Cost of Sales	20,936	17,783	14,418
Selling, General and Administrative	7,473	6,330	5,298
Depreciation and Amortization	1,342	964	926

Total Costs and Expenses	29,751	25,077	20,642
Operating Profit	4,633	4,308	4,127

Other Expenses
Interest Expense	851	876	919
Amortization of:
Financing Costs	364	271	0
Original Issue Discount	248	189	0

Total Other Expenses	1,463	1,336	919

Income Before Taxes	3,170	2,972	3,208
Income Tax Expense	1,190	1,124	1,234

Net Income	1,980	1,848	1,974
Non-Cash Constructive Dividend Related to Beneficial
Conversion Feature of Convertible Preferred Stock	0	347	0
Convertible Preferred Stock Dividends	220	168	0

Net Income Available to Common Stockholders	$1,760	$1,333	$1,974

Net Income Per Basic Common Share	$0.35	$0.28	$0.46

Net Income Per Diluted Common Share	$0.29	$0.26	$0.44

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2004, 2003 AND 2002
(In Thousands)

	Common Stock		Preferred Stock
	$.01 Par Value		$.001 Par Value		Capital In			Total
					Excess of	Accumulated	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance March 31, 2001	4,217,028	$42	0	$0	$8,715	$(10,027)	$(328)	$(9,038)
Issuance of Stock Options					49			49
Stock Options and Warrants Exercised	64,133	1			23			24
Stock Issued	50,000				19			19
Net Income						1,974		1,974

Balance March 31, 2002	4,331,161	43	0	0	8,806	(8,053)	(328)	468
Stock Options and Warrants Exercised	62,462	1			48			49
Warrants Issued					1,564			1,564
Preferred Stock Issued			2000	1	1,999			2,000
Costs Related to Equity Issued					(368)			(368)
Convertible Preferred Stock Dividend					(168)			(168)
Non-Cash Constructive Dividend Related
to Beneficial Conversion Feature
of Convertible Preferred Stock					(347)			(347)
Amortization of Non-Cash
Constructive Dividend Related to
Beneficial Conversion Feature
of Convertible Preferred Stock					347			347
Net Income						1,848		1,848

Balance March 31, 2003	4,393,623	44	2,000	1	11,881	(6,205)	(328)	5,393
Stock Options and Warrants Exercised	469,497	5			507			512
Tax Benefit from Stock Options Exercised					178			178
Convertible Preferred Stock Dividend					(220)			(220)
Foreign Currency Translation Adjustment					81			81
Net Income						1,980		1,980

Balance March 31, 2004	4,863,120	$49	2,000	$1	$12,427	$(4,225)	$(328)	$7,924

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(In Thousands)

Operating Activities
	2004	2003	2002

Net Income	$1,980	$1,848	$1,974

Adjustments to Reconcile to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,342	964	926
Amortization of Deferred Financing Costs	364	271	0
Deferred Income Tax Expense (Benefit)	1,148	1,062	1,234
Amortization of Original Issue Discount	248	189	0
Reserve for Obsolete Inventory	112	249	0
Development Costs Written Off	0	115	0
Issuance of Stock for Services	0	0	19
Deferred Compensation	0	0	49
(Increase) Decrease in:
Accounts Receivable	(1,956)	(1,300)	(889)
Inventories	(878)	(594)	99
Prepaids and Other	(335)	123	(70)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	571	302	(275)

Total Adjustments	616	1,381	1,093

Net Cash Provided by Operations	2,596	3,229	3,067

Investing Activities
Expended for Property and Equipment	(1,469)	(1,140)	(809)
Expended for Product Development	(451)	(556)	(853)
Expended for Patents and Other Assets	(89)	(33)	(42)

Net Cash Used by Investing Activities	(2,009)	(1,729)	(1,704)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,493)	(12,410)	(1,096)
Payments on Related Party Note Payable	(178)	0	0
Net Advances on Revolving Line of Credit	456	3,465	0
Issuance of Convertible Preferred Stock	0	2,000	0
Expended for Financing Costs	0	(1,151)	0
Dividends on Convertible Preferred Stock	(220)	(168)	0
Exercise of Stock Options	512	49	24
Proceeds from Borrowing on Subordinated Notes and Long-Term Debt	0	6,700	27

Net Cash Used by Financing Activities	(923)	(1,515)	(1,045)

Net (Decrease) Increase in Cash	(336)	(15)	318
Cash at Beginning of Period	395	410	92

Cash at End of Period	$59	$395	$410

See Note 18 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004, 2003 AND 2002

NOTE 1 — BACKGROUND INFORMATION

        Medical Technology Systems™, Inc., a Delaware corporation (the “Company”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”).

        MTS Packaging primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS Packaging manufactures its proprietary disposable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated machinery for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTSPI distributes products for MTS Packaging in the United Kingdom.

        In April 2004, the Company announced that it would begin to do business as MTS Medication Technologies and seek the approval of its stockholders to formally change the name of the Company to MTS Medication Technologies, Inc. The Company also intends to merge MTS Packaging Systems, Inc. into MTS Medication Technologies, Inc. when the formal name change is approved by the stockholders.

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

Cash

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2004, the Company’s cash and cash equivalents include the United States dollar equivalent of approximately $59,000 maintained in a bank in the UK. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. As of March 31, 2004 and 2003, the Company has established an inventory valuation allowance of $195,000 and $183,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand® machine sales agreements with its customers. The warranty period is generally for a six-month period. Warranty costs incurred during the period ended March 31, 2004 totaled $161,000.

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The company recognizes revenue related to the sale of its OnDemand Machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand Machine installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand Machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand Machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the company recognizes the revenue associated with the training. During the year the company modified its sales arrangements for the sale of OnDemand machines to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the company did not recognize any revenue on the sale of an OnDemand machine until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

        The geographic sales of the Company are primarily in the United States. There were two customers whose sales accounted for approximately 27%, 15% and 22% of net revenue for 2004, 2003 and 2002, respectively.

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

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $161,000, $172,000 and $87,000 in research and development costs during fiscal 2004, 2003 and 2002, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility is capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring certain of these costs to inventory. The Company capitalized approximately $451,000, $556,000 and $853,000 of product development costs during the years ended March 31, 2004, 2003 and 2002, respectively.

        All remaining product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $355,000, $303,000 and $79,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

        In addition, during the fourth quarter of fiscal 2003, the Company evaluated the status of certain development products that were underway and determined that the recovery of the costs of these projects was doubtful, and therefore, were written off. The amount of the development costs written off during the years ended March 31, 2004 and 2003 was $0 and $115,000, respectively.

        At March 31, 2004 and 2003, the Company’s capitalized product development costs included its new OnDemand product, which represented $1,720,000 and $1,428,000, respectively of the total capitalized product development costs. During the year ended March 31, 2004, the Company sold six (6) OnDemand machines.

Other Assets

        Other assets are carried at cost less accumulated amortization. Amortization is being calculated on a straight-line basis over a three-year to seventeen-year period (see Note 6).

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses in 2004, 2003 and 2002.

Earnings Per Share

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding (see Note 15).

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

Stock-Based Employee Compensation

        The Company follows only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as it relates to employment awards. It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,”and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans. If the Company had followed the methodology prescribed by SFAS 123, the Company’s net income and earnings per share would be reduced to the proforma amounts indicated below:

	2004	2003	2002

Net Income Available to Common Shareholders as Reported	$1,760	$1,333	$1,974

Less:
Stock Based Employee Compensation Cost Under the Fair Value Based Method, Net of Related Tax Effect	519	512	395

Net Income Proforma	$1,241	$821	$1,579

Net Income Per Common Share, Basic as Reported	$0.35	$0.28	$0.46
Net Income Per Common Share, Basic Proforma	$0.24	$0.17	$0.37
Net Income Per Share - Diluted as Reported	$0.29	$0.26	$0.44
Net Income Per Share - Diluted Proforma	$0.21	$0.17	$0.35
For Basic Income Per Share - Weighted Average Shares	5,081	4,793	4,299
For Diluted Income Per Share - Weighted Average Shares	6,910	5,893	4,517

        The fair value of each option grant is estimated on the date of grant using the Binominal options-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively, no dividend yield for all years, expected volatility of 133, 127 and 148 percent; risk-free interest rates of 3.0, 3.0 and 3.7 percent, and three-year expected lives for all years.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

        The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates except for the carrying value of the subordinated notes, which has a fair value of approximately $4,549,000 and a carrying value of $3,197,000.

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has reviewed the effect that SFAS 150 has on certain financial instruments issued in June 2002 (see Notes 8 and 14) and has determined that these financial instruments are properly classified in its financial statements as of March 31, 2004.

Recent Accounting Pronouncements

        The financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primarily beneficiary) in a variable interest entity (VIE) to consolidate the entity and also required majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and the Company has elected to apply the remaining provisions of the Interpretation for the period ending March 31, 2004. The Company’s review of it operation and business structure did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

NOTE 3 — ACCOUNTS RECEIVABLE

        Accounts Receivable is shown net of allowance for doubtful accounts of $187,000 and $138,000 at March 31, 2004 and 2003, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Beginning Balance	$138	$101
Provision for Doubtful Accounts	152	50
Charge-Offs	(103)	(13)

Ending Balance	$187	$138

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk – The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2004, three customers comprised approximately 31% of the total outstanding accounts receivable, and one of those customers represented 13% of the total accounts receivable on that date.

NOTE 4 — INVENTORIES

        Inventories consist of the following:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Raw Material	$1,762	$1,547
Finished Goods and Work in Process	2,465	1,716
Less: Inventory Valuation Allowance	(195)	(183)

	$4,032	$3,080

        The changes in the inventory valuation allowance are summarized as follows:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Beginning Balance	$183	$40
Provision for Obsolescence	112	250
Charge-Offs	(100)	(107)

Ending Balance	$195	$183

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 5 — PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Property and Equipment	$10,543	$9,014
Leasehold Improvements	816	713

	11,359	9,727
Less: Accumulated Depreciation and Amortization	(7,471)	(6,704)

	$3,888	$3,023

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $767,000, $577,000 and $732,000 for fiscal years ending March 31, 2004, 2003 and 2002, respectively.

NOTE 6 — OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	March 31,	March 31,
	(Years)	2004	2003

		(In Thousands)

Product Development (see Note 2)	5	$2,383	$1,941
Less: Accumulated Amortization		(873)	(518)

		$1,510)	$1,423

Patents	17	$2,365	$1,229
Less: Accumulated Amortization		(1,026)	(808)

		$1,339	$421

Financing Costs (see Note 8)	3 - 5	$1,110	$1,110
Less: Accumulated Amortization		(635)	271

		$475	$839

Other	5	$221	$201
Less: Accumulated Amortization		(135)	(110)

		$86	$91

Total Other Assets, Net		$3,410	$2,774

        All of the Company’s intangible assets are pledged as collateral on bank notes.

         The following is a schedule by year for the amortization of patents:

(In Thousands)
2005 .....................................................................	$267
2006 .....................................................................	$253
2007 .....................................................................	$244
2008 .....................................................................	$232
2009 .....................................................................	$119

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities are comprised of the following:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Accounts Payable/Trade	$1,850	$2,036
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	953	731
Deferred Revenue	666	58
Medical Claims	101	86
Taxes	90	91
Royalties	0	437
Other	41	67

	$3,701	$3,506

NOTE 8 — LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,	March 31,
	2004	2003

	(In Thousands)

Revolving line of credit due June 2005 plus interest payable monthly at 1%
above the prime rate (5.0% at March 31, 2004).	$3,921	$3,465

Bank term loan payable in monthly installments of $83,333 plus interest at
2.25% above the prime rate (6.25% at March 31, 2004) repaid in the current year.	0	1,250

Bank term loan payable in monthly installments of $11,667 plus interest at 1.25%
above the prime rate (5.25% at March 31, 2004) through June 2005.	455	595

Note payable to related party (see Note 12) payable in monthly installments
of $28,785 including interest at 6.25% through July 2008.	1,302	0

Subordinated Note - Face amount of $4,000,000, less unamortized original issue
discount of $803,000, due June 26, 2007 plus interest payable monthly at 14%.	3,197	2,949

Other Notes and Agreements	321	226

Total Long - Term Debt	9,196	8,484
Less Current Portion (including $272,000 due to a related party)	(516)	(1,461)

Long Term Debt Due After One Year	$8,680	$7,023

        The bank notes payable are collateralized by the Company’s accounts receivable, inventory equipment and intangibles.

        In June 2002, the Company repaid the entire amount, $11,310,000, of its bank term loan with the proceeds of a new revolving line of credit, term loans, a subordinated note and convertible preferred stock. The revolving line of credit allows for borrowing of up to $5,000,000 based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory. There was $1,079,000 available at March 31, 2004 on the revolving line of credit based upon eligible accounts receivable and inventory. Interest is payable monthly on the revolving line of credit based on the average unpaid balance at the prime rate plus 1.0%.

        One term loan in the amount of $700,000 is repayable in equal monthly installments over a five (5) year term, plus interest at the prime rate plus 1.25%. Another term loan in the amount of $2,000,000 was repayable in equal monthly installments over two (2) years plus interest at the prime rate plus 2.25% and included an excess cash flow payment provision. This second term loan was completely repaid in January 2004.

        The subordinated note in the amount of $4,000,000 is repayable in five (5) years with interest only, at 14%, payable monthly until the maturity of the note. The subordinated note is secured by a second lien on all of the assets of the Company. In addition, the subordinated note holders were issued 566,517 warrants to purchase common stock exercisable for ten (10) years at $.01 per share. (Subject to certain antidilution provisions.) (See note 14.) The relative value of the warrants, and certain imbedded features of the warrants, were recorded as part of the stockholders’ equity and reduced the carrying amount of the subordinated note as an original issue discount. The original issue discount is being amortized over the five (5) year term of the subordinated note. Amortization expense related to the original issue discount was $248,000 for the year ended March 31, 2004. In April 2004, the note holders exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreements.

        In June 2004, the Company repaid the entire amount, $4,000,000, of its subordinated note with the proceeds of an additional senior term loan and advances on its revolving line of credit. Upon the repayment of the subordinated note, the Company incurred a prepayment penalty of $120,000. In addition, the Company renewed and extended the expiration date of its revolving credit facility with its senior lender to June 2007 and obtained a new $300,000 line of credit to fund future purchases of equipment. At the time the subordinated note was repaid, the Company recorded a one-time non-cash expense to extinguish the unamortized original issue discount of approximately $741,000 and wrote-off the deferred financing costs of approximately $325,000 that were incurred when the subordinated debt was acquired.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels of $5.9 million at March 31, 2004. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements of March 31, 2004.

        The following is a schedule by year of the regularly scheduled principal payments required on these notes payable and long-term debts as of March 31, 2004:

(In Thousands)
2005 .....................................................................	$516
2006 .....................................................................	$535
2007 .....................................................................	$500
2008 .....................................................................	$8,319
2009 .....................................................................	$126
Thereafter ...........................................................	$0

        Interest expense for the years 2004, 2003 and 2002 amounted to $851,000, $876,000 and $919,000, respectively.

        At March 31, 2004, the Company also had a $1,000,000 line of credit available for purchases of equipment at an interest rate of prime plus 1.25%. Advances on the line of credit may be made in $250,000 increments and are repayable over a five-year term. There were no amounts outstanding on this line of credit at March 31, 2004.

NOTE 9 — LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2004.

(In Thousands)
2005 .....................................................................	$233
2006 .....................................................................	$3
2007 .....................................................................	$3
2008 .....................................................................	$3
Thereafter ...........................................................	$3

        The Company currently leases a 79,600 square foot plant consisting of office, manufacturing and warehousing space. On March 31, 2004, the Company provided its landlord with notice of intent to terminate the lease on September 30, 2004 and vacate the premises. Effective October 1, 2004, the Company will occupy the new premises. The lease for the new premises will be for a term of twelve (12) years. The premises consists of approximately 104,000 square feet, and the monthly lease payments begin at $35,000 plus tax in the first year and increases to $63,000 plus tax in the final year. In addition, the Company is obligated to pay annual operating expenses, i.e., insurance, taxes and common area maintenance fees. The Company also has an option to lease an additional 28,000 square feet of contiguous space at any time by providing the landlord with one hundred twenty (120) days notice. Also, the Company will be paid a move-in allowance, by the landlord, of $400,000 on the commencement date of the lease. The move-in allowance will be amortized over the term of the lease. In addition, at that time, the Company will accelerate the amortization of approximately $275,000 associated with the abandonment of leasehold improvements that were made to the current premises over the remaining life of the current lease. Also, the Company expects to incur approximately $300,000 in costs associated with the move to the new facility and expenses associated with bringing the current premises into a condition acceptable to the landlord. Although an estimate cannot be reasonably made, management does not believe these costs will have a material impact on the financial statements. Both the accelerated amortization and the moving expenses are expected to be recorded in the first and second quarters of the next fiscal year.

        The Company also leases approximately 5,200 square feet of office and warehouse space in Cleveland, Ohio. The lease expires on March 31, 2005.

        MTS Packaging Systems International, Ltd. rents office and warehouse space in Lancashire, England. The lease is for a term of one year.

        Rent expense amounted to $476,000, $439,000 and $393,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 10 — 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2004, 2003 and 2002, the Company contributed $38,000, $43,000 and $30,000, respectively, to the plan.

NOTE 11 — SELF INSURANCE PLAN

        The Company has a Medical Health Benefit Self-insurance Plan, which covers substantially all of its employees. During the year ended March 31, 2004, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $580,000. Reinsurance limits for subsequent fiscal years may change. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of $101,000 and $84,000 at March 31, 2004 and 2003, respectively, for all unpaid claims incurred and reported during fiscal year 2004 and an estimate of claims incurred during fiscal year 2004 that have not been reported as of March 31, 2004.

NOTE 12 — RELATED PARTY TRANSACTIONS

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

NOTE 13 — TAXES

        The components of income tax expense (benefit) is as follows:

	Years Ended March 31,

	2004	2003	2002

	(In Thousands)

Current Income Taxes	$42	$62	$0
Deferred Income Taxes (Principally related to the
use of the tax loss carryforward)	1,148	1,062	1,234

Income Tax Expense (Benefit)	$1,190	$1,124	$1,234

        Total income tax (benefit) expense for 2004, 2003 and 2002 resulted in effective tax rates of 37.5%, 37.8% and 38.5%, respectively. The reasons for the differences between these effective tax rates and the United States statutory rate of 34.0% — 35.0% are as follows:

	Years Ended March 31,

	2004	2003	2002

	(In Thousands)

Tax Expense at United States Statutory Rate	$1,078	$1,011	$1,118
State Income Tax, Net	106	99	116
Other	6	14	0

	$1,190	$1,124	$1,234

          Deferred taxes consist of the following:

	March 31, 2004	March 31, 2003

	(In Thousands)
Deferred Tax Assets:
Tax Loss Carry Forward	$2,077	$2,891
Reserves and Provisions	396	380
Inventory Valuation Allowance	74	69
Allowance for Doubtful Accounts	71	52
Depreciation/Amortization Temporary Difference	(309)	(113)

Deferred Income Taxes	$2,309	$3,279

        The Company believes that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards of approximately $5 million that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

        The Company anticipates that its net income, before taxes, will fully utilize the remaining deferred tax asset. Accordingly, the entire defined tax asset has been classified as current.

NOTE 14 — STOCKHOLDERS’ EQUITY (DEFICIT)

        Stockholders’ Equity consists of the following:

	March 31,	March 31,	March 31,
	2004	2003	2002

Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000	0
Issued Shares	2,000	2,000	0
Outstanding Shares	2,000	2,000	0

	March 31,	March 31,	March 31,
	2004	2003	2002

Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000	25,000,000
Outstanding Shares	4,863,120	4,393,623	4,312,281
Issued Shares	4,863,120	4,393,623	4,331,161

Series A Convertible Participating Preferred Stock

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended March 31, 2004, all dividends were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. In addition, the terms of the convertible preferred stock agreement contains certain antidilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

        The make-whole provision and certain antidilution provisions also represent a contingent beneficial conversion feature of the convertible preferred stock. The effect of this feature may result in the issuance of additional shares at some future date; however, since the issuance of these shares is contingent on future events, the effect of this feature will be recorded at the time the events occur. In addition, if the holder of the preferred stock receives a certain multiple of its investment once the preferred shares are converted to common stock and the common stock is sold, the make-whole provision is no longer applicable.

        In the event that the Company is required to make payments to the holders of the preferred stock, it may elect to issue additional preferred stock in lieu of a cash payment. Although the make-whole provision and other provisions of the convertible preferred stock agreement provide for a maximum of 12,500,000 shares that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

Stock Options

        Activity related to options is as follows:

						Weighted Average
	Number of	Range of				Exercise Price
	Shares	Exercise Price				Per Share

Outstanding at March 31, 2001	503,206		$0.48	-	$25.00	$3.05
Granted in Fiscal 2002:
Officers and Directors	591,000		$0.48	-	$2.55	$1.51
Employees	376,500		$1.40	-	$2.66	$1.59
Options Exercised	(9,000)				$1.50	$1.50
Options Expired	(11,900)	$			$2.00	$4.20

Outstanding at March 31, 2002	1,449,806		$0.48	-	$25.00	$2.04
Granted in Fiscal 2003:
Officers and Directors	43,000		$2.30	-	$2.67	$2.47
Employees	84,000		$2.30	-	$2.80	$2.62
Options Exercised	(31,600)		$1.50	-	$2.50	$1.55
Options Expired	(23,400)		$1.45	-	$2.66	$1.99

Outstanding at March 31, 2003	1,521,806		$0.48	-	$25.00	$2.10
Granted in Fiscal 2004:
Officers and Directors	89,000		$4.35	-	$12.45	$5.25
Employees	43,333		$3.21	-	$4.55	$4.97
Options Exercised	(404,791)		$1.50	-	$2.50	$1.79
Options Expired	(78,048)		$1.40	-	$25.00	$4.15

Outstanding at March 31, 2004	1,171,300		$0.48	-	$15.95	$2.38

          Outstanding Shares

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$0.48 - $2.35	702,500	6.96	$1.61
2.50 - $4.55	457,400	5.62	$3.03
$12.45 - $15.95	11,400	8.09	$13.05

Exercisable Shares

Range of	Number	Weighted Average	Weighted Average
Exercise Prices	Outstanding	Remaining	Exercise Price
		Contractual Life
		(Years)

$0.48 - $2.35	494,333	6.91	$1.62
2.50 - $5.00	296,900	3.78	$2.68
$12.45 - $15.95	2,400	1.00	$15.32

          The options outstanding at March 31, 2004 expire on various dates commencing in December 2004 and ending in March 2014.

          The weighted average grant date fair value of options granted during fiscal years 2004, 2003 and 2002 was $3.48, $1.75 and $1.25, respectively.

Warrants

          Activity related to warrants is as follows:

	Number of Shares	Weighted Average
		Price Per Share

Outstanding at March 31, 2001	205,600	$0
Granted in Fiscal 2002	0	0
Warrants Exercised	(76,000)	.97
Warrants Expired	0	0

Outstanding at March 31, 2002	129,600	$1.60
Granted in Fiscal 2003	691,517	.28
Warrants Exercised	(47,000)	.97
Warrants Expired	0	0

Outstanding at March 31, 2003	774,117	$.45
Granted in Fiscal 2004	0	0
Warrants Exercised	(178,100)	1.53
Warrants Expired	0	0

Outstanding at March 31, 2004	596,017	$0.19

        The warrants expire on various dates commencing June 2007 and ending June 2012. All warrants are 100% vested at March 31, 2004.

        The weighted average grant date fair value of warrants granted during fiscal years 2004, 2003 and 2002 was $0, $2.72 and $0.90, respectively.

        In June 2002, the Company issued subordinated notes to an investor (see Note 8). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years. The value of the warrants was determined as of the date of issuance using the Black-Scholes options-pricing model. In addition, an independent third party estimated the value of certain embedded features contained in the warrant agreement and registration rights agreement between the Company and the warrant holder (a “make-whole” and “claw-back” feature that obligated the Company to pay additional amounts, in cash or additional shares at the option of the Company, if certain events occurred in the future). Using the relative value of the debt ($4,000,000), warrants ($1,564,000) and the warrant’s embedded features ($233,000), the Company recorded the value of the warrants and the warrant’s embedded features as part of its stockholders equity, in accordance with EITF 00-19, and reduced the carrying amount of the debt as an original issue discount. The original issue discount is being be amortized over the five year term of the subordinated notes and will be recorded as interest expense and a corresponding increase in the carrying value of the subordinated notes. The Company determined the value of the warrants and the make-whole and other provisions of the warrants and recorded this amount as a component of its stockholders’ equity. This amount, $1,240,000 also represents the original issue discount that is being amortized over the five-year term of the subordinated note.

        In April 2004, the investors exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreement and sold the common stock. The terms of the warrant agreement contained certain antidilution provisions. The warrant agreement also contained a make-whole provision that obligated the Company to pay certain amounts to the holders of the warrants if they did not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contained a provision that may have obligated the Company to pay certain amounts to the holders of the warrants in the event there was a change in control of the voting common stock of the Company, if there was a sale of the Company, or if there is a public offering of the Company’s common stock. All of the Company’s obligations under the warrant agreement, described above, were extinguished at the time the investor sold the common stock, and the subordinated note was repaid (see Note 8).

        In June 2002, the Company also issued, to its financial advisors, 125,000 warrants to purchase common stock as part of the fees related to the above referenced financing. The warrants were fully exercisable for five (5) years at $1.50 per share. The value of these warrants, $324,000, was determined as of the date of issuance using the Black-Scholes options-pricing model. The Company allocated the value between the proceeds received from the subordinated debt and the convertible preferred stock based upon their respective amounts. The Company recorded the entire value of the warrants as additional paid in capital. The portion of the value of the warrants that has been allocated to the subordinated notes has been recorded as a long-term asset and will be amortized over the five-year term of the subordinated notes as financing costs. The portion of the value of the warrants that has been allocated to the convertible preferred stock was recorded as a reduction in additional paid in capital. In February 2004, the financial advisors exercised their rights to acquire 125,000 shares of common stock under the terms of the warrant agreement.

Stock Appreciation Rights and Other Stock Based Compensation

        The Company entered into a stock appreciation rights agreement (“SAR”) with its Chief Executive Officer (“CEO”) in 1995. The agreement, which was for a term of 10 years, called for additional compensation payable annually equal to 3.25% of the total of the incremental increase in the value of the Company’s outstanding common stock. The CEO may elect to receive shares of restricted stock, valued at 50%, in lieu of cash compensation earned pursuant to the terms of the SAR. The CEO historically elected to receive additional compensation in cash. Additional compensation expense for the years ended March 31, 2003 and 2002 totaled $7,000 and $143,000, respectively based upon the presumption that the CEO would continue to elect to receive the additional compensation in cash instead of restricted stock. The Company and the CEO terminated the SAR during the first part of fiscal 2004 and entered into another long-term incentive compensation agreement that does not provide the CEO with the right to elect to receive compensation in the form of common stock.

        The terms of the previous employment agreement between the Company and its Chief Financial Officer (“CFO”) provided the CFO with the right to elect to receive any portion of his compensation in the form of common stock of the Company, valued at 60%, in lieu of cash compensation. The CFO could make the election at the beginning of each fiscal quarter. The CFO elected to receive 50,000 shares of common stock in lieu of $18,750 of future compensation during fiscal 2002. During fiscal 2003, the CFO elected to receive all compensation earned in the form of cash. On April 1, 2003, the Company and the CFO entered into a new employment agreement that does not provide the CFO with the right to elect to receive compensation in the form of common stock.

NOTE 15 — EARNINGS PER SHARE

        Net income per common share basic is computed by dividing net income available to common stockholders by the basic weighted average number of shares of common stock outstanding and any warrants outstanding that are exercisable at a de minimus amount. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

        The net earnings per common share diluted calculation for the fiscal years ended March 31, 2004 and 2003 included the dilutive effect of 2,000 shares of convertible preferred stock which assumes conversion of the preferred stock using the “if converted” method. Under that method the convertible preferred shares are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and dividends associated with the preferred shares are added back to net income available to common stockholders. For purposes of the “if converted” calculation, 847,457 shares and 645,000 shares of common stock was assumed to be converted for the twelve months ended March 31, 2004 and 2003 respectively. Additionally, dividends of $220,000 and $168,000 for the twelve months ended March 31, 2004 and 2003 respectively, were added back to net income available to common stockholders for purposes of calculating diluted earnings per share using this method. The diluted earnings per share calculation for the fiscal year ended March 31, 2003 was conformed to the calculation used for the fiscal year ended March 31, 2004.

        The following table sets forth the computation of income from continuing operations per basic and diluted common share:

	Year Ended	Year Ended	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002

	(In Thousands, Except Earnings Per Share Amounts)

Numerator:
Net Income Available to Common Stockholders	$1,760	$1,333	$1,974

Denominator:
Weighted Average Shares Outstanding - Basic	5,081	4,793	4,299
Add: Effect of Dilutive Options and Warrants	982	455	218
Effect of Conversion of Convertible Preferred
Stock into Common Stock	847	645	0

Weighted Average Shares Outstanding - Diluted	6,910	5,893	4,517

Net Income Per Common Share - Basic	$0.35	$0.28	$.46

Net Income Per Common Share - Diluted	$0.29	$0.26	$.44

        The effect of 11,400 and 1,127,000 options and warrants were not included in the calculation of net income per diluted common share for 2004 and 2003, respectively, as the effect would have been anti-dilutive. The effect of all options and warrants (see Note 14) for 2002 were not included in the calculation of income from continuing operations per diluted common share as the effect would have been anti-dilutive.

        The basic earnings per share calculation for the years ended March 31, 2004 and 2003 includes 566,517 shares and 399,000 shares, respectively, that may be issued upon the exercise of warrants exercisable at $.01 per share (see Note 14).

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note 14).

NOTE 16 – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes 8 and 14. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as another asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. Amortization expense related to the financing costs was $364,000 and $271,000 for the fiscal years ended March 31, 2004 and 2003, respectively.

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

NOTE 18 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2004	2003	2002

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$851	$842	$1,001

Cash Paid for Taxes	$58	$0	$0

2004 – Non-Cash Activities

        During the fiscal year ended March 31, 2004, the company:

1.	Transferred approximately $93,000 in product development costs to inventory;

2.	Purchased $199,000 in equipment and financed the purchase with a capital lease obligation; and

3.	Acquired proprietary technology in exchange for a note in the amount of $1,480,000 and extinguished a liability for accrued royalty payments of $348,000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors
Medical Technology Systems, Inc.

        In connection with our audit of the consolidated financial statements of Medical Technology Systems, Inc. and Subsidiaries referred to in our report dated June 4, 2004, which is included in the Company’s Annual Report on SEC Form 10-K as of and for the year ended March 31, 2004, we have also audited Schedule II for the years ended March 31, 2004, 2003 and 2002. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

/s/GRANT THORNTON, LLP
Tampa, Florida

June 4, 2004

SCHEDULE II

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2002, 2003 AND 2004

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to	Accounts	Balance at
	Beginning of	Costs and	Written Off,	End of
	Year	Expenses	Net	Year

Inventory Valuation Allowance:

Year Ended March 31, 2002	$40	$0	$0	$40
Year Ended March 31, 2003	$40	$250	$107	$183
Year Ended March 31, 2004	$183	$112	$100	$195

Self Insured Medical Claims Reserve:

Year Ended March 31, 2002	$107	$324	$329	$102
Year Ended March 31, 2003	$102	$285	$301	$86
Year Ended March 31, 2004	$86	$515	$300	$101

Allowance for Doubtful Accounts:

Year Ended March 31, 2002	$290	$(180)	$9	$101
Year Ended March 31, 2003	$101	$50	$13	$138
Year Ended March 31, 2004	$138	$152	$103	$187

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2004	Medical Technology Systems, Inc.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Todd E. Siegel	Chairman of the Board of Directors, President and	June 29, 2004
Todd E. Siegel	Chief Executive Officer (principal executive officer)

/s/Michael P. Conroy	Director, Chief Financial Officer and Vice President	June 29, 2004
Michael P. Conroy	(principal financial officer)

/s/Michael Stevenson	Chief Operating Officer	June 29, 2004
Michael Stevenson

/s/Mark J. Connolly	Principal Accounting Officer and Controller	June 29, 2004
Mark J. Connolly

/s/John Stanton	Director and Vice Chairman of the Board of Directors	June 29, 2004
John Stanton

/s/David W. Kazarian	Director	June 29, 2004
David W. Kazarian

/s/Frank A. Newman	Director	June 29, 2004
Frank A. Newman

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Certificate of Designation of Series A Preferred Stock. (4)
3.5	Bylaws. (1)
4.1	Specimen Stock Certificate. (3)
4.2	See Exhibits 10.13-10.16, 10.26-10.30, 10.34, and 10.39-10.41 for Instruments Defining the Rights of Security Holders.
10.1	Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio.(5)
10.2	Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida. (5)
10.3	Form of Director/Officer Indemnification Agreement (5)
10.4	Stock Option Plan dated March 4, 1997 (6)
10.5	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.6	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.7	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.8	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.9	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003. (8)
10.10	Employment Agreement between Medical Technology Systems, Inc. and Michael P. Conroy, dated July 1, 2003. (8)
10.11	Subordination Agreement between Eureka I, L.P., LaSalle Business Credit, Inc., Medical Technology Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.12	Securities Purchase Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.13	Senior Subordinated Note between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.14	Registration Rights Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.15	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and JADE Partners dated June 26, 2002. (4)
10.16	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and Todd E, Siegel dated June 26, 2002. (4)
10.17	Guarantor Security Agreement between Eureka I, L.P., MTS Packaging Systems, Inc., Medication Management Technology, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing dated June 26, 2002. (4)
10.18	Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002.
10.19	Securities Pledge Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and LifeServ Technologies, Inc. dated June 26, 2002. (4)
10.20	Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002. (4)
10.21	Trademark Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.22	Trademark Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.23	Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)

Exhibit No.	Description

10.24	Patent Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.25	Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.26	Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.27	Term Note A between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.28	Term Note B between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.29	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002 (4)
10.30	Capex Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.31	Continuing Unconditional Guaranty between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.32	Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.33	Guarantor Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender, Medication Management Technologies, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing, Inc. dated June 26, 2002. (4)
10.34	First Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.35	First Amendment to Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.36	Continuing Unconditional Guarantee between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems International, Ltd. dated July 8, 2003. (9)
10.37	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (*)
10.38	Co-Marketing Agreement between Cardinal Health and Medical Technology Systems, Inc. dated May 13, 2004. (*)
10.39	Second Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004.(*)
10.40	Term Note C between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (*)
10.41	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (*)
23	Consent of Grant Thornton LLP dated June 4, 2004. (*)
31.1	Certification by the Chief Executive Officer of Med Tech pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of Med Tech pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

Exhibit No.		Description

	32.1	Certification by the Chief Executive Officer of Med Tech pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	Certification by the Chief Executive Officer of Med Tech pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(1)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (SEC File No. 33-17852) filed October 9, 1987
(2)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 No. 33-40678 filed with the Commission on May 17, 1991
(3)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 No 333-112212 filed with the Commission January 26, 2004
(4)		Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 2002, filed July 1, 2002.
(5)		Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 1995, filed July 13, 1995.
(6)		Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(7)		Incorporated herein by reference to Form 10Q filed November 12, 1998 for quarter ending September 30, 1998.
(8)		Incorporated herein by reference to Form 10-Q file August 15, 2003
(9)		Incorporated herein by reference to Form 10-Q filed November 13, 2003
(*)		Filed herein

EXHIBIT 23

Consent of Independent Certified Public Accounts

        We have issued our reports dated June 4, 2004 accompanying the consolidated financial statements and schedule included in the Annual Report of Medical Technology Systems, Inc. on Form 10-K for the year ended March 31, 2004. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Medical Technology Systems, Inc. on Forms S-8 (File No. 333-56384 effective March 1, 2001) and Form S-3 (File No. 333-112212, effective February 6, 2004).

/s/GRANT THORNTON, LLP
Tampa, Florida

June 4, 2004

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this annual report on Form 10-K of Medical Technology Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presently in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2004	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael P. Conroy, certify that:

1.	I have reviewed this annual report on Form 10-K of Medical Technology Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presently in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation over internal controls of financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2004	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 29, 2004

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 29, 2004

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer