Form 10-Q
period 2004-06-30
MEDICAL TECHNOLOGY SYSTEMS INC /DE/
filed 2004-08-16
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For quarterly period ended June 30, 2004

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

             As of August 11, 2004, the registrant had 5,601,937 shares of common stock, $.01 par value per share, issued and outstanding.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

Index

i.

Item 1. Financial Statements

PART 1 — FINANCIAL INFORMATION

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30,	March 31,
	2004	2004

	(Unaudited)
Current Assets:
Cash	$48	$59
Accounts Receivable, Net	6,917	6,712
Inventories, Net	4,175	4,032
Prepaids and Other	697	411
Deferred Tax Benefits	2,399	2,309

Total Current Assets	14,236	13,523
Property and Equipment, Net	3,700	3,888
Other Assets, Net	2,931	3,410

Total Assets	$20,867	$20,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$337	$272
Current Maturities of Related Party Note Payable	309	244
Accounts Payable and Accrued Liabilities	3,217	3,701

Total Current Liabilities	3,863	4,217
Long-Term Debt, Less Current Maturities	8,365	7,650
Related Party Note Payable, Less Current Maturities	927	1,030

Total Liabilities	13,155	12,897

Stockholders' Equity:
Common Stock	51	49
Preferred Stock	1	1
Capital In Excess of Par Value	12,659	12,427
Accumulated Deficit	(4,671)	(4,225)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	7,712	7,924

Total Liabilities and Stockholders' Equity	$20,867	$20,821

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,

	2004	2003

Revenue:
Net Sales	$10,013	$7,013
Costs and Expenses:
Cost of Sales	6,229	4,236
Selling, General and Administrative	2,231	1,607
Depreciation and Amortization	498	276

Total Costs and Expenses	8,958	6,119

Operating Profit	1,055	894

Other Expenses:
Interest Expense	313	203
Amortization of:
Original Issue Discount	803	62
Financing Costs	475	85

Total Other Expenses	1,591	350
(Loss) Income Before Income Taxes	(536)	544
Income Tax Expense (Benefit)	(90)	206

(Loss) Net Income	(446)	338
Convertible Preferred Stock Dividends	55	55

Net (Loss) Income Available to Common Stockholders	$(501)	$283

Net (Loss) Income Per Common Share - Basic	$(0.09)	$0.06

Net (Loss) Income Per Common Share - Diluted	$(0.09)	$0.05

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2004
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock
	$.01 Par Value		$.001 Par Value		Capital In			Total
					Excess of	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance March 31, 2004	4,863,120	$49	2,000	$1	$12,427	$(4,225)	$(328)	$7,924

Stock Options and Warrants Exercised	738,817	2			287			289

Convertible Preferred Stock Dividend					(55)			(55)

Net (Loss)						(446)		(446)

Balance June 30, 2004	5,601,937	$51	2,000	$1	$12,659	$(4,671)	$(328)	$7,712

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2004	2003

Operating Activities
Net Income (Loss)	$(446)	$338

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	475	85
Amortization of Original Issue Discount	803	62
Depreciation and Amortization	498	276
Income Tax Expense (Benefit)	(90)	206
(Increase) Decrease in:
Accounts Receivable	(205)	528
Inventories	(143)	(149)
Prepaids and Other	(286)	(422)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(423)	(436)

Total Adjustments	629	150

Net Cash Provided by Operations	183	488

Investing Activities
Expended for Property and Equipment	(206)	(173)
Expended for Product Development	(44)	(115)
Expended for Patents and Other Assets	(20)	0

Net Cash (Used) by Investing Activities	(270)	(288)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(547)	(304)
Advances (Paydowns) on Revolving Line of Credit	3,286	(40)
Payment of Subordinated Notes	(4,000)	0
Borrowing on Term Loans	1,200	0
Exercise of Stock Options	287	12
Expended for Financing Costs	(95)	0
Dividends on Convertible Preferred Stock	(55)	(55)

Net Cash Provided (Used) by Financing Activities	76	(387)

Net (Decrease) in Cash	(11)	(187)
Cash at Beginning of Period	59	395

Cash at End of Period	$48	$208

The accompanying notes are an integral part of these financial statements.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Packaging Systems International, Ltd. (“MTSPI”). All other subsidiaries of the Company did not have operations during the three-month period ended June 30, 2004 and 2003.

NOTE B — INVENTORIES

        The components of inventory consist of the following:

	June 30,	March 31,
	2004	2004

Raw Materials	$2,126	$1,762
Finished Goods and Work in Progress	2,223	2,465
Less: Inventory Valuation Allowance	(174)	(195)

	$4,175	$4,032

NOTE C — EARNINGS PER SHARE

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended

	June 30,	June 30,
	2004	2003

	(In Thousands, Except Per Share Amounts)
Numerator:
Net Income (Loss)	$(446)	$338
Convertible Preferred Stock Dividend	(55)	(55)

Net Income Available to Common Stockholders	$(501)	$283

Denominator:
Weighted Average Shares Outstanding – Basic	5,549	4,962
Add: Effect of Dilutive Warrants and Options	—	827
Effect of Conversion of Convertible Preferred Stock into Common Stock	—	847

Weighted Average Shares Outstanding – Diluted	5,549	6,636

Income (Loss) Per Common Share – Basic	$(0.09)	$0.06

Income (Loss) Per Common Share – Diluted	$(0.09)	$0.05

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

        The effect of outstanding options and warrants of approximately 790,000 shares and the effect of 847,000 shares of common stock that would be issued upon the conversion of the convertible preferred stock have not been included in the calculation of the loss per common share for the three months ended June 30, 2004 because their effect would have been anti-dilutive.

NOTE D – STOCK BASED COMPENSATION

        The Company follows only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as it relates to employment awards. It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” and related interpretations in accounting for its plans and does not recognize compensation expense based upon the fair value at the grant date for awards under these plans. If the Company had followed the methodology prescribed by SFAS 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

	Three Months Ended

	June 30,	June 30,
	2004	2003

	(In Thousands, Except Per Share Amounts)

Net Income (Loss) to Common Shareholders as Reported	$(501)	$283

Less:
Stock Based Employee Compensation Cost Under the Fair
Value Based Method, Net of Related Tax Effect	40	117

Net Income (Loss) Pro forma	$(541)	$166

Net Income (Loss) Per Common Share, Basic as Reported	$(0.09)	$0.06

Net Income (Loss) Per Common Share, Basic Pro forma	$(0.10)	$0.03

Net Income (Loss) Per Share, Diluted as Reported	$(0.09	$0.05

Net Income( Loss) Per Share, Diluted Pro forma	$(0.10)	$0.03

For Basic Income (Loss) Per Share - Weighted Average Shares	5,549	4,962

For Diluted Income (Loss) Per Share - Weighted Average Shares	5,549	6,636

NOTE E – REVENUE RECOGNITION

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer's location; (b) the user training; and (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. The Company recognizes the revenue associated with the training when performed.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE F — RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

        The Company expenses product research and development costs as incurred. The Company incurred approximately $56,000 and $33,000 during the three months ended June 30, 2004 and 2003, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $44,000 and $115,000 of product development costs during the three months ended June 30, 2004 and 2003, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $90,000 and $91,000 for the three months ended June 30, 2004 and 2003, respectively.

        At June 30, 2004 and March 31, 2004, the Company’s capitalized product development costs included its new OnDemand product and versions thereof, which represented approximately $1,720,000 (excluding accumulated amortization), for both periods, of the total capitalized product development costs (see Note L).

NOTE G – LONG-TERM DEBT

	June 30,	March 31,
	2004	2004

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at between
the prime rate and 1% above the prime rate (4.25% – 5.25% at June 30, 2004).	$7,207	$3,921

Bank term loan payable in graduated monthly installments of $16,000 – $52,000
plus interest at .50% above the prime rate (4.75% at June 30, 2004) through June 2007.	1,200	455

Note payable to related party (see Note M) payable in monthly
installments of $28,785 including interest at 6.25% through July 2008.	1,236	1,302

Subordinated Note - Face amount of $4,000,000, less unamortized original issue discount
of $803,000, at March 31, 2004, due June 26, 2007 plus interest payable monthly at 14%.	0	3,197

Other Notes and Agreements	295	321

Total Long - Term Debt	9,938	9,196

Less Current Portion (including $309,000 and $272,000 due to a related party)	(646)	(516)

Long Term Debt Due After One Year	$9,292	$8,680

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was $7.2 million borrowed and an additional $1.3 million available on the Company’s revolving line of credit at June 30, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, the Company had $300,000 available on its capital equipment line of credit.

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels of $6.7 million at June 30, 2004. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements of June 30, 2004.

        At June 30, 2004, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus .75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at June 30, 2004.

        In June 2004, the Company repaid $4,000,000, the entire outstanding balance of its subordinated note, which was due in June 2007 with the proceeds of an additional term loan and advances on its revolving line of credit. At the time of the repayment, the carrying value of the note was $3,259,000. The remaining amount of $741,000 represented the balance of the original issue discount (“OID”) associated with the warrants that were issued to the holder of the note in June 2002. This OID was being amortized over the term of the note (five years), however, when the note was completely repaid, the remaining amount was amortized.

        The Company incurred a prepayment penalty of $120,000 when the note was repaid, and this amount was recorded as additional interest expense.

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

NOTE I – STOCKHOLDER EQUITY

        In June 2002, the Company issued subordinated notes to an investor (see Note G). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years. The value of the warrants was determined as of the date of issuance using the Black-Scholes options-pricing model. In addition, an independent third party estimated the value of certain embedded features contained in the warrant agreement and registration rights agreement between the Company and the warrant holder (a “make-whole” and “claw-back” feature that obligated the Company to pay additional amounts, in cash or additional shares at the option of the Company, if certain events occurred in the future). Using the relative value of the debt ($4,000,000), warrants ($1,564,000) and the warrant’s embedded features ($233,000), the Company recorded the value of the warrants and the warrant’s embedded features as part of its stockholders equity, in accordance with EITF 00-19, and reduced the carrying amount of the debt as an original issue discount. The original issue discount was being be amortized over the five year term of the subordinated notes and a corresponding increase in the carrying value of the subordinated notes. The Company determined the value of the warrants and the make-whole and other provisions of the warrants and recorded this amount as a component of its stockholders’ equity. This amount, $1,240,000, also represents the original issue discount that was being amortized over the five-year term of the subordinated note.

        In April 2004, the investors exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreement and sold the common stock. The terms of the warrant agreement contained certain anti-dilution provisions. The warrant agreement also contained a make-whole provision that obligated the Company to pay certain amounts to the holders of the warrants if they did not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contained a provision that may have obligated the Company to pay certain amounts to the holders of the warrants in the event there was a change in control of the voting common stock of the Company, if there was a sale of the Company, or if there was a public offering of the Company’s common stock. All of the Company’s obligations under the warrant agreement, described above, were extinguished at the time the investor sold the common stock, and the subordinated note was repaid (see Note G).

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended March 31, 2004, all dividends were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. In addition, the terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

        The make-whole provision and certain anti-dilution provisions also represent a contingent beneficial conversion feature of the convertible preferred stock. The effect of this feature may result in the issuance of additional shares of common stock at some future date; however, since the issuance of these shares is contingent on future events, the effect of this feature will be recorded at the time the events occur. In addition, if the holder of the preferred stock receives a certain multiple of its investment once the convertible preferred shares are converted into common stock and the common stock is subsequently sold, the make-whole provision is no longer applicable.

        In the event that the Company is required to make payments to the holders of the convertible preferred stock, it may elect to issue additional convertible preferred stock in lieu of a cash payment. Although the make-whole provision and other provisions of the convertible preferred stock agreement provide for a maximum of 12,500,000 shares of common stock that may be issued pursuant to those provisions, based upon current conditions, the Company believes it is unlikely that the maximum number of shares would be issued.

NOTE J – FINANCING COSTS

        During fiscal year 2003, the Company incurred approximately $1,458,000 of financing costs including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes G and I. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as other assets and have been amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, were recorded as a reduction of the equity proceeds. In June 2004, the Company completely repaid the outstanding loans that were obtained in fiscal year 2003. As a result, financing costs in the amount of $420,000 that were allocated to these loans that remained on the date the loans were completely repaid were completely amortized. The loans were repaid with the proceeds of a new term loan and advances on a revolving line of credit. During the period ended June 30, 2004, the Company incurred $95,000 of financing costs associated with the new financing. These costs have been recorded as other assets and will be amortized over the three-year term of the new loans.

NOTE K – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	June 30,	March 31,
	(Years)	2004	2004

		(In Thousands)

Product Development (see Note F)	5	$2,427	$2,383
Less: Accumulated Amortization		(963)	(873)

		$1,464	$1,510

Patents (see Note M)	5 - 17	$2,385	$2,365
Less: Accumulated Amortization		(1,093)	(1,026)

		$1,292	$1,339

Financing Costs (see Note J)	3 - 5	$1,205	$1,110
Less: Accumulated Amortization		(1,111)	(635)

		$94	$475

Other	5	$225	$221
Less: Accumulated Amortization		(144)	(135)

		$81	$86

Total Other Assets, Net		$2,931	$3,410

        All of the Company’s intangible assets are pledged as collateral on bank notes.

NOTE L – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party who appraised the value of the proprietary technology at $1,132,000. As part of the agreement, the Trust agreed to terminate the license agreement. The purchase price of the appraised amount of the proprietary technology and $348,000 of accrued and unpaid royalties will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, beginning on August 1, 2003, including interest at the rate of 6.25%. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents will be amortized over a five-year period, which represents the remaining life of the patents related to these rights. The amortization expense related to these patents for the three months ended June 30, 2004 and 2003 was approximately $56,000, and there were no such expenses for the period ending June 30, 2003.

NOTE M – LEASE COMMITMENTS

        The Company currently leases a 79,600 square foot plant consisting of office, manufacturing and warehousing space. On March 31, 2004, the Company provided its landlord with notice of intent to terminate this lease on September 30, 2004. Effective October 1, 2004, the Company will occupy the new premises. The lease for the new premises will be for a term of twelve (12) years. The premises consists of approximately 132,000 square feet, and the monthly lease payments begin at $35,000 plus tax in the first year and increases to $63,000 plus tax in the final year. In addition, the Company is obligated to pay annual operating expenses, i.e., insurance, taxes and common area maintenance fees. The Company will be paid a move-in allowance, by the landlord, of $400,000 on the commencement date of the lease. The move-in allowance will be amortized over the remaining term of the current lease. In addition, the Company has accelerated the amortization of approximately $275,000 associated with the abandonment of leasehold improvements that were made to the current premises over the remaining life of the current lease. Also, the Company expects to incur approximately $300,000 in costs associated with the move to the new facility and expenses associated with bringing the current premises into a condition acceptable to the landlord. Although an estimate cannot be reasonably made, management does not believe these costs will have a material impact on the financial statements. The moving expenses are expected to be recorded in the second quarter of this fiscal year.

        The Company also leases approximately 5,200 square feet of office and warehouse space in Cleveland, Ohio at $3,200 per month. The lease expires on March 31, 2005.

        One of the Company’s subsidiaries, MTS Packaging Systems International, Ltd., rents office and warehouse space in Lancashire, England at £1,642 per month, which as of August 12, 2004, is equivalent to approximately $2,992. This lease is for a term of one year.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means Medical Technology Systems, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings. In particular any comments regarding possible default waivers related to our loan agreement are forward-looking statements.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Operations

        We experienced growth in revenue of 43% in our first quarter of this year compared with the prior year first quarter. Our revenue grew at this level because of increased sales of our disposable products to new and existing customers and increased sales of our machines including the OnDemand® machine. We believe that our revenue derived from our disposable products is increasing because of: (1) increased penetration of independent pharmacies throughout the country and (2) the aging demographics of the U.S. population. As the population ages, the number of nursing home and assisted living facility residents grows, which benefits our entire customer base and, in turn, us. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic region.

        Our revenue derived from machine sales has increased primarily because sales of our four new OnDemand machines were completed in our first quarter of this year.

        Although competitive pricing issues related to the disposable punch card products arise from time to time, we rely heavily on the relationships we build with customers, which are centered around our complete medication packaging system that includes the machines, as well as the disposables in order to offset competitive pricing pressures.

         Our product margin, the difference between our selling prices and our direct costs of material and labor, for disposable products increased during the three months ended June 30, 2004. We believe that this results primarily from the fact during the last quarter of fiscal 2004 we added new production equipment that manufactures punch cards more efficiently, thereby reducing scrap and direct labor costs.

        Factory overhead costs have risen approximately 42%, from approximately $855,000 to approximately $1,214,000, in the three months ended June 30, 2004 compared to the same period in the prior fiscal year primarily due to costs added to properly supervise and warranty the OnDemand product line, as well as increased supplies and maintenance costs associated with the production of disposable products.

        Direct selling costs increased to $720,000 for the three months ended June 30, 2004 compared to $454,000 for the same period in the prior fiscal year because we added sales management personnel and support staff. In addition, commissions and bonuses paid to sales personnel have risen as net sales have increased. Marketing costs have increased over the same period in the prior fiscal year, from approximately $144,000 to approximately $344,000 primarily due to our rebranding to improve product awareness in existing markets, such as skilled nursing and new markets, such as assisted living. Also, it has been necessary to add marketing and technical support personnel to assist in the launch, installation and user training of OnDemand machines. We expect that selling and marketing costs, as well as OnDemand support costs, may continue to rise as we attempt to reach new markets for our disposable products and additional OnDemand machine sales prospects are identified.

        Administrative costs have risen approximately 39% in the first three months ended June 30, 2004 compared to the same period in the prior fiscal year from approximately $861,000 million to approximately $1.2 million. The increase is primarily due to costs that have been added to support our operations, personnel related expenses including employee benefit costs and increases in legal and accounting costs.

        Although our factory overhead, selling, marketing and administrative costs increased during the first three months of this year compared with the prior year, we believe that these costs will not increase significantly during the balance of this fiscal year from the levels experienced in the first three months.

Liquidity

        Cash flow from operations has been sufficient during the first three months ended June 30, 2004 to fund the necessary capital expenditures and product development projects that are underway. The overall revolving line of credit limit and the borrowing base availability limitations have been sufficient to support the increases in both accounts receivable and inventory that have resulted from increased revenue. We do not carry significant cash balances because our excess cash is used to reduce the balance on our revolver and thereby providing additional borrowing availability. We view our borrowing availability as our cash reserve.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment because future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed above under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer's location; (b) the user training; and (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. The Company recognizes the revenue associated with the training when performed.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. We include the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable at June 30, 2004

        Our allowance for doubtful accounts of $208,000 at June 30, 2004 is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $174,000 at June 30, 2004.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of $80,000 at June 30, 2004. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

Deferred Tax Asset Valuation Allowance

        Our deferred tax asset is comprised primarily of a tax loss carryforward. We believe that it is more likely than not that the income tax benefits associated with the tax loss carryforward will be realized in the future. Management bases this belief, in part, on the historical profitability of its operations and its expectations that profitable operations will continue in the future. Based upon these expectations regarding the realization of the tax benefits, management has not established a valuation allowance for its deferred tax asset.

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

Warranty

        We established a reserve for warranty costs that may we incur during the warranty period that is provided for in the OnDemand machine sales agreements with our customers. To date, warranty costs have not been material.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

        Net sales for the three months ended June 30, 2004 increased 43% to $10.0 million from $7.0 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $1.5 million during the three months ended June 30, 2004 compared to no revenue in the same period in the prior year. Average selling prices for disposable products were stable during the first quarter of fiscal 2005 compared to the same period in the prior fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the three months ended June 30, 2004 increased 44% to $6.2 million from $4.2 million during the same period in the prior year. Cost of sales as a percentage of sales increased to 62.1% from 60.0% during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased because the product cost of OnDemand machines as a percentage of sales is higher than the product cost of disposable punch cards and four OnDemand machines were sold in the first quarter this year compared with none in the first quarter the prior year.

        Selling, general and administration expenses for the three months ended June 30, 2004 increased 37.5% to $2.2 million from $1.6 million in the prior year primarily due to increased marketing expenses associated with our rebranding, increases in costs related to sales personnel compensation plans that are tied to increased revenue and the costs associated with senior management personnel that were added contributed to the increase. Also, employee benefit costs increased in the first quarter of this year compared with the first quarter of the previous year.

        Depreciation and amortization expenses for the three months ended June 30, 2004 increased 80.4% to $498,000 from $276,000 during the same period in the prior fiscal year. The increase is primarily a result of the fact that we began accelerating the amortization of leasehold improvements made to our current facility as a result of terminating our lease in anticipation of relocating in October 2004. In addition, we began to amortize the cost of the proprietary technology acquired from a related party in the second quarter of the prior fiscal year. There was no amortization expense associated with this proprietary technology in the first quarter of the prior year.

        Interest expense for the three months ended June 30, 2004 increased 54.2% to $313,000 from $203,000 during the same period in the prior fiscal year. The increase results primarily from the fact that we incurred a $120,000 prepayment penalty when our $4,000,000 subordinated note was repaid in June 2004.

        Amortization of original issue discount and financing costs increased to $803,000 and $475,000 respectively in the first quarter of this year compared with $62,000 and $85,000, respectively, in the first quarter of the prior year. The increase resulted from the fact that we repaid our $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized an income tax benefit of $90,000 during the three months ended June 30, 2004 compared to $206,000 income tax expense during the same period in the prior fiscal year. This results from the fact that we incurred a net loss during the three-month period ended June 30, 2004 compared to net income in the prior year. The decrease in the effective tax rate for the period ended June 30, 2004 compared with the first quarter of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2004, we had a net loss of $446,000 compared to net income of $338,000 during the same period in the prior fiscal year. Cash provided by operations was $183,000 during the three months ended June 30, 2004 compared to $488,000 provided during the same period in the prior fiscal year. We had working capital of $10,373,000 at June 30, 2004.

         The decrease in cash provided by operating activities during the three months ended June 30, 2004 compared to the same period in the prior fiscal year was due to an increase in inventory primarily related to machine component parts, deposits provided to subcontract manufacturers of OnDemand machines and an increase in accounts receivable that has resulted primarily from increased sales.

        Investing activities used $270,000 during the three months ended June 30, 2004 compared to $288,000 during the same period in the prior fiscal year. The decrease results primarily from a decrease in expenditures for product development.

        Financing activities provided $76,000 during the three months ended June 30, 2004 compared to $387,000 used during the same period in the prior fiscal year. The change results primarily from the proceeds derived by the Company from the exercise of employee stock options.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly if we are successful in selling our OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        We have new product development projects underway, principally new versions of our OnDemand machine and our recently announced MedLocker™ system, that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $7.2 million borrowed and an additional $1.3 million available on our revolving line of credit at June 30, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at June 30, 2004.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, are expected to be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk during the three months ended June 30, 2004. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2004 and is incorporated herein by reference.

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

        Exhibits 31.1 and 31.2 are Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(b)	Reports on Form 8-K

(1)	On April 13, 2004, we filed a current report on Form 8-K providing revenue and earnings guidance for Fiscal 2005 and our expected move to a new location.

(2)	On May 13, 2004, we filed a current report on Form 8-K reporting we had issued a press release announcing a co-marketing with Cardinal Health, Inc.

(3)	On June 16, 2004, we filed a current report on Form 8-K reporting we had issued a press release regarding our financial results for the fiscal quarter ended March 31, 2004

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL TECHNOLOGY SYSTEMS, INC.

Date: August 16, 2004	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: August 16, 2004	By:	/s/ Mark J. Connolly

Mark J. Connolly
Principal Accounting Officer and Controller

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Todd E. Siegel, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of Medical Technology Systems, Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 16, 2004	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P. Conroy, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of Medical Technology Systems, Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 16, 2004	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Medical Technology Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 16, 2004

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Medical Technology Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2)    The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 16, 2004

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer