Form 10-Q
period 2004-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2004-11-15
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For quarterly period ended September 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from _______________ to ______________

Commission File Number:    0-16594

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida 33702

(Address of Principal Executive Offices)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

Medical Technology Systems, Inc.

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

             As of September 30, 2004, the registrant had 5,679,634 shares of common stock, $.01 par value per share, issued and outstanding.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

Index

i.

Item 1.     Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30,	March 31,
	2004	2004

	(Unaudited)
Current Assets:
Cash	$166	$59
Accounts Receivable, Net	5,918	6,712
Inventories	4,559	3,918
Prepaids and Other	469	411
Deferred Tax Benefits	2,191	2,309

Total Current Assets	13,303	13,409

Property and Equipment, Net	4,268	4,002
Other Assets, Net	2,886	3,410

Total Assets	$20,457	$20,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$332	$272
Current Maturities of Related Party Note Payable	280	244
Accounts Payable and Accrued Liabilities	4,455	4,341

Total Current Liabilities	5,067	4,857

Long-Term Debt, Less Current Maturities	5,968	7,010
Related Party Note Payable, Less Current Maturities	888	1,030

Total Liabilities	11,923	12,897

Stockholders' Equity:
Common Stock	57	49
Preferred Stock	2	2
Capital In Excess of Par Value	13,079	12,426
Accumulated Deficit	(4,276)	(4,225)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	8,534	7,924

Total Liabilities and Stockholders' Equity	$20,457	$20,821

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue:
Net Sales	$10,249	$8,015	$20,262	$15,031

Costs and Expenses:
Cost of Sales	6,281	4,985	12,510	9,221
Selling, General and Administrative	2,694	1,667	4,925	3,278
Depreciation and Amortization	527	309	1,025	585

Total Costs and Expenses	9,502	6,961	18,460	13,084

Operating Profit	747	1,054	1,802	1,947

Other Expenses
Interest Expense	103	206	416	409
Amortization of:
Financing Costs	9	85	484	171
Original Issue Discount	0	62	803	124

Total Other Expenses	112	353	1,703	704

Income Before Income Taxes	635	701	99	1,243

Income Tax Expense	240	265	150	470

Net Income (Loss)	395	436	(51)	773

Convertible Preferred Stock Dividends	55	55	110	110

Net Income (Loss) Available to Common Stockholders	$340	$381	$(161)	$663

Net Income (Loss) Per Basic Common Share	$0.06	$0.08	$(0.03)	$0.13

Net Income (Loss) Per Diluted Common Share	$0.06	$0.06	$(0.03)	$0.12

Weighted Average Shares - Basic	5,624	5,008	5,586	4,985

Weighted Average Shares Outstanding - Diluted	7,078	6,745	5,586	6,700

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2004
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock
	$.01 Par Value		$.001 Par Value		Capital In			Total
					Excess of	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance March 31, 2004	4,863,120	$49	2,000	$2	$12,426	$(4,225)	$(328)	$7,924

Stock Options and Warrants Exercised	766,517	7			380			387

Issuance of Stock as Compensation	50,000	1			351			352

Tax Benefit from Stock Options
Exercised					32			32

Convertible Preferred Stock Dividend					(110)			(110)

Net (Loss) for Six Months Ended
September 30, 2004						(51)		(51)

Balance September 30, 2004	5,679,637	$57	2,000	$2	$13,079	$(4,276)	$(328)	$8,534

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2004	2003

Operating Activities
Net (Loss) Income	$(51)	$773

Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	484	171
Amortization of Original Issue Discount	803	124
Depreciation and Amortization	1,025	585
Income Tax Expense	150	373
Restricted Stock Grant Awarded	352	0
Loss on Disposal of Equipment	27	0
(Increase) Decrease in:
Accounts Receivable	794	407
Inventories	(708)	(400)
Prepaids and Other	(59)	(552)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	114	(55)

Total Adjustments	2,982	653

Net Cash Provided by Operations	2,931	1,426

Investing Activities
Expended for Property and Equipment	(933)	(391)
Expended for Product Development	(147)	(253)
Expended for Patents and Other Assets	(36)	(87)

Net Cash Used by Investing Activities	(1,116)	(731)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(174)	(838)
Advances (Paydowns) on Revolving Line of Credit	1,569	(63)
Payments on Subordinated Notes	(4,000)	0
Borrowing on Term Loans and Subordinated Notes	1,200	0
Payments on Term Loans	(487)	0
Exercise of Stock Options	389	66
Expended for Financing Costs	(95)	0
Dividends on Convertible Preferred Stock	(110)	(110)

Net Cash Used by Financing Activities	(1,708)	(945)

Net Increase (Decrease) in Cash	107	(250)
Cash at Beginning of Period	59	395

Cash at End of Period	$166	$145

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

September 30, 2004
    Non-Cash Activities - Reclassification of approximately $66,000 in machine rentals from inventory to equipment as of September 30, 2004

September 30, 2003
    Non-Cash Financing Activities - The Company purchased $199,000 in equipment and financed the purchase with a capital lease obligation.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Medication Technologies, Ltd. (“MTSL”). All other subsidiaries of the Company did not have operations during the six-month period ended September 30, 2004 and 2003.

Accounting for the Transfer Pricing Effect on Inventory

        During the second quarter of 2005, the Company determined that the intercompany transfer price mark-up on inventory sent to the UK for sale into that market was not eliminated from the period-end inventory values. The cumulative effect as of the year ended March 31, 2004 would have been a reduction in pretax income of approximately $75,000. The cumulative effect as of the quarter ended June 30, 2004 would have been an increase in the pretax loss of approximately $134,000. The cumulative impact is reflected in the results for the three months ended September 30, 2004. Management does not believe that the impact of this adjustment is material to the March 31, 2004 financial statements from a quantitative and qualitative perspective, or to the projected operating results and earnings trend for the year ending March 31, 2005.

Reclassification of Certain Amounts

        Certain amounts on the consolidated balance sheet as of March 31, 2004 have been reclassified to conform to the September 30, 2004 presentation. During the three months ended September 30, 2004, the Company refined its classification of outstanding disbursements on the accompanying condensed consolidated balance sheets. This refinement resulted in a reclassification of March 31, 2004 amounts of approximately $640,000 from long-term debt to a component of accounts payable and accrued liabilities. In addition, the Company refined its classification of certain machinery on rent with customers on the accompanying condensed consolidated balance sheets, which resulted in a reclassification of March 31, 2004 amounts of approximately $114,000 from inventories, net to a component of property and equipment, net. The Company does not believe that the reclassifications have a material effect on the March 31, 2004 financial statements, both from a quantitative and qualitative perspective.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	September 30,	March 31,
	2004	2004

	(In Thousands)

Raw Materials	$2,196	$1,762
Finished Goods and Work in Progress	2,529	2,351
Less: Inventory Valuation Allowance	(166)	(195)

	$4,559	$3,918

NOTE C – EARNINGS PER SHARE

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

        The following table sets forth the computation of income (loss) per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Numerator:

Net Income (Loss)	$395	$436	$(51)	$773

Minus:
Convertible Preferred Stock Dividend	55	55	110	110

Net Income (Loss) Available to Common Stockholders	$340	$381	$(161)	$663

Denominator:

Weighted Average Shares Outstanding - Basic	5,624	5,008	5,586	4,985

Add: Effect of Dilutive Warrants and Options	607	890	—	868

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	—	847

Weighted Average Shares Outstanding - Diluted	7,078	6,745	5,586	6,700

Income (Loss) Per Common Share - Basic	$0.06	$0.08	$(0.03)	$0.13

Income (Loss) Per Common Share - Diluted	$0.06	$0.06	$(0.03)	$0.12

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

        The effect of outstanding options and warrants of approximately 717,000 shares and the effect of 847,000 shares of common stock that would be issued upon the conversion of the convertible preferred stock have not been included in the calculation of the loss per common share for the six months ended September 30, 2004 because their effect would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Net Income (Loss) Available to Common Shareholders as Reported	$340	$381	$(161)	$663

Less:
Stock Based Employee Compensation Cost Under the Fair Value Based Method,
Net of Related Tax Effect	(123)	(123)	(163)	(239)

Net Income (Loss) Pro forma	$217	$258	$(324)	$424

Net Income (Loss) Per Common Share, Basic as Reported	$0.06	$0. 08	$(0.03)	$0.13

Net Income (Loss) Per Common Share, Basic Pro forma	$0.04	$0.05	$(0.06)	$0.09

Net Income (Loss) Per Share, Diluted as Reported	$0.06	$0.06	$(0.03)	$0.12

Net Income (Loss) Per Share, Diluted Pro forma	$0.04	$0.04	$(0.06)	$0.08

For Basic Income Per Share - Weighted Average Shares	5,624	5,008	5,586	4,985

For Diluted Income Per Share - Weighted Average Shares	7,078	6,745	5,586	6,700

NOTE E – REVENUE RECOGNITION

        The Company recognizes revenue on the sale of machines, other than OnDemand® machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer’s location; (b) the user training; and (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. The Company recognizes the revenue associated with the training when performed.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE F – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT

        The Company expenses product research and development costs as incurred. The Company incurred approximately $48,000 in the three months ended September 30, 2004 compared to $66,000 in the prior year and $104,000 in the six months ended September 30, 2004 compared to $99,000 in the prior year.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $112,000 in the three months ended September 30, 2004 compared to $115,000 in the prior year and $156,000 in the six months ended September 30, 2004 compared to $253,000 in the prior year.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $81,000 for the three months ended September 30, 2004 compared to $91,000 in the prior year and $163,000 for the six months ended September 30, 2004 compared to $182,000 in the prior year.

        The Company’s capitalized product development costs included its new OnDemand product and versions thereof, which represented $1,725,000 at September 30, 2004 and $1,675,000 at March 31, 2004 (excluding accumulated amortization) of the total capitalized product development costs (see Note K).

NOTE G – LONG-TERM DEBT

	September 30,	March 31,
	2004	2004

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at between the prime rate and 1% above the prime rate
(4.75% - 5.75%) at September 30, 2004.	$4,852	$3,281

Bank term loan payable in graduated monthly installments of $16,000 - $52,000 plus interest at .50% above the prime rate
(5.25% at September 30, 2004) through June 2007.	1,168	455

Note payable to related party (see Note L) payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	1,169	1,302

Subordinated Note – Face amount of $4,000,000, less unamortized original issue discount of $803,000 at March 31, 2004,
due June 26, 2007 plus interest payable monthly at 14%.	—	3,197

Other Notes and Agreements	279	321

Total Long-Term Debt	7,468	8,556

Less Current Portion (including $280,000 and $244,000 due to a related party)	(612)	(516)

Long-Term Debt Due After 1 Year	$6,856	$8,040

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was $4.9 million borrowed and an additional $2.9 million available on the Company’s revolving line of credit at September 30, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements as of September 30, 2004.

        At September 30, 2004, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus .75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at September 30, 2004.

        In June 2004, the Company repaid $4,000,000, the entire outstanding balance of its subordinated note, which was due in June 2007, with the proceeds of an additional term loan and advances on its revolving line of credit. At the time of the repayment, the carrying value of the note was $3,259,000. The remaining amount of $741,000 represented the balance of the original issue discount (“OID”) associated with the warrants that were issued to the holder of the note in June 2002. This OID was being amortized over the term of the note (five years), however, when the note was completely repaid, the remaining amount was amortized.

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

NOTE I – STOCKHOLDER EQUITY

        In June 2002, the Company issued subordinated notes to an investor (see Note G). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years. The value of the warrants was determined as of the date of issuance using the Black-Scholes options-pricing model. In addition, an independent third party estimated the value of certain embedded features contained in the warrant agreement and registration rights agreement between the Company and the warrant holder (a “make-whole” and “claw-back” feature that obligated the Company to pay additional amounts, in cash or additional shares at the option of the Company, if certain events occurred in the future). Using the relative value of the debt ($4,000,000), warrants ($1,564,000) and the warrant’s embedded features ($233,000), the Company recorded the value of the warrants and the warrant’s embedded features as part of its stockholders equity, in accordance with EITF 00-19, and reduced the carrying amount of the debt as an original issue discount. The original issue discount, $1,240,000, was being amortized over the five year term of the subordinated notes and a corresponding increase in the carrying value of the subordinated notes.

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

        During September 2004, the Company issued 50,000 common shares that are restricted under the Securities and Exchange Commission Rule 144 to its former Chief Financial Officer as remaining compensation under his employment agreement.  The restriction on the common shares lapses on January 1, 2005.  The Company recorded compensation expense in the amount of $351,500 during the three months ended September 30, 2004 based on the fair value of the shares at the grant date.

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

NOTE K – OTHER ASSETS

        Other assets consists of the following:

	Amortization
	Period	September 30,	March 31,
	(Years)	2004	2004

		(In Thousands)

Product Development (see Note F)	5	$2,530	$2,383
Less: Accumulated Amortization		(1,036)	(873)

		$1,494	$1,510

Patents (See Note L)	5 - 17	$2,388	$2,365
Less: Accumulated Amortization		(1,154)	(1,026)

		$1,234	$1,339

Financing Costs (see Note J)	3 - 5	$95	$1,110
Less: Accumulated Amortization		(9)	(635)

		$86	$475

Other	5	$218	$221
Less: Accumulated Amortization		(146)	(135)

		$72	$86

Total Other Assets, Net		$2,886	$3,410

        All of the Company’s intangible assets are pledged as collateral on bank notes.

NOTE L – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party who appraised the value of the proprietary technology at $1,132,000. As part of the agreement, the Trust agreed to terminate the license agreement. The purchase price of the appraised amount of the proprietary technology and $348,000 of accrued and unpaid royalties will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, beginning on August 1, 2003, including interest at the rate of 6.25%. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents will be amortized over a five-year period, which represents the remaining life of the patents related to these rights. The amortization expense related to these patents for the six months ended September 30, 2004 and 2003 was approximately $113,000, and $38,000, respectively.

NOTE M – LEASE COMMITMENTS

        The Company currently leases a 79,600 square foot plant consisting of office, manufacturing and warehousing space. On March 31, 2004, the Company provided its landlord with notice of intent to terminate this lease on October 31, 2004. Effective October 1, 2004, the Company will occupy the new premises. The lease for the new premises will be for a term of twelve (12) years. The premises consists of approximately 132,000 square feet, and the monthly lease payments begin at $35,000 plus tax in the first year and increases to $80,270 plus tax in the final year. In addition, the Company is obligated to pay annual operating expenses, i.e., insurance, taxes and common area maintenance fees. The Company was paid a move-in allowance, by the landlord, of $400,000 on the commencement date of the lease, which will be amortized over the remaining term of the current lease. In addition, the Company has accelerated the amortization of approximately $237,000 associated with the abandonment of leasehold improvements that were made to the current premises over the remaining life of the current lease. Also, the Company expects to incur approximately $350,000 in costs associated with the move to the new facility and expenses associated with bringing the current premises into a condition acceptable to the landlord. Although an estimate cannot be reasonably made, management does not believe these costs will have a material impact on the financial statements. The moving expenses are expected to be recorded in the third quarter of this fiscal year.

        The Company also leases approximately 5,200 square feet of office and warehouse space in Cleveland, Ohio at $3,200 per month. The lease expires on March 31, 2005.

        One of the Company’s subsidiaries, MTS Medication Technologies, Ltd., rents office and warehouse space in Lancashire, England at £1,929 per month, which as of September 30, 2004, is equivalent to approximately $3,490. This lease is for a term of one year.

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Summary of Results

        We experienced growth in revenue of 28% in the second quarter and 35% in the six months ended September 30, 2004 compared to the same periods of the prior year. Our revenue grew due to increased sales of our disposable products to existing and new customers and increased sales of our machines including the OnDemand® machine. We believe the revenue increase in our disposable products is the result of: (1) increased penetration of independent pharmacies and new markets; and (2) growth in market demands due to the aging demographics of the U.S. population.

        The following table sets forth, for the three-month and six month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Month Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Net Revenue	$10,249	$8,015	$20,262	$15,031
Gross Profit	$3,968	$3,030	$7,752	$5,810
Operating Income	$747	$1,054	$1,802	$1,947
Net Income	$340	$381	$(161)	$663
Diluted Earnings (Loss) Per Share	$0.06	$0.06	$(0.03)	$0.12

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

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer’s location; (b) the user training; and (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. The Company recognizes the revenue associated with the training when performed.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. We include the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable at September 30, 2004

        Our allowance for doubtful accounts of $227,000 at September 30, 2004 is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $166,000 at September 30, 2004.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of $84,000 at September 30, 2004. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

Warranty

        We established a reserve for warranty costs that we may incur during the warranty period that is provided for in the OnDemand machine sales agreements with our customers. To date, warranty costs have not been material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

        Net sales for the three months ended September 30, 2004 increased 28% to $10.2 million from $8.0 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $0.8 million during the three months ended September 30, 2004 compared to $0.1 million in the same period in the prior year. Average selling prices for disposable products were stable during the second quarter of fiscal year 2005 compared to the same period in the prior fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the three months ended September 30, 2004 increased 26% to $6.3 million from $5.0 million during the same period in the prior year. Cost of sales as a percentage of sales decreased to 61.3% from 62.2% during the same period in the prior fiscal year. Cost of sales as a percentage of sales decreased in the second quarter of fiscal year 2005 compared to the same period in the prior year primarily due to an improvement in efficiencies achieved in the manufacturing process for disposable products that were realized from new production equipment added in the fourth quarter of fiscal 2004.

        Selling, general and administration expenses for the three months ended September 30, 2004 increased 62% to $2.7 million from $1.7 million in the prior year primarily due to: (i) increased marketing expenses associated with our rebranding; (ii) increases in costs related to sales personnel compensation plans that are tied to increased revenue and the costs associated with senior management personnel that were added; and (iii) increases in legal and professional fees, many of which related to compliance with the Sarbanes-Oxley Act and related corporate governance issues. Also, employee benefit costs increased in the second quarter of this year compared with the second quarter of the previous year. The Company issued a 50,000 share restricted stock grant to its former Chief Financial Officer in the second quarter incurring a charge of $351,500.

        Depreciation and amortization expenses for the three months ended September 30, 2004 increased 71% to $527,000 from $309,000 during the same period of the prior year. The increase is primarily due to accelerating the amortization of leasehold improvements made to our current facility as a result of terminating our lease in anticipation of relocating in October 2004. In addition, we began to amortize the cost of the proprietary technology acquired from a related party in the second quarter of the prior fiscal year. There was limited amortization expense associated with this proprietary technology in the second quarter of the prior year.

        Interest expense for the three months ended September 30, 2004 decreased 50% to $103,000 from $206,000 during the same period of the prior fiscal year. The decrease results primarily from lower interest rates due to the refinancing of the $4,000,000 subordinated note in June 2004.

        Amortization of original issue discount and financing costs decreased to $9,000 in the second quarter of this year compared to $147,000 in the second quarter of the prior fiscal year. The decrease resulted from the repayment of the $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized an income tax expense of $240,000 during the three months ended September 30, 2004 compared to $265,000 income tax expense during the same period in fiscal year 2004. The effective tax rate for the period ended September 30, 2004 compared with the second quarter of fiscal year 2004 remained the same.

Six Months Ended September 30, 2004 and 2003

        Net sales for the six months ended September 30, 2004 increased 35% to $20.3 million from $15.0 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards and machines sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $2.4 million during the six months ended September 30, 2004 compared to $0.1 million in the same period of the prior fiscal year. Average selling prices for disposable products were stable during the first six months of fiscal 2005 compared to the same period in the prior fiscal year. The volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the six months ended September 30, 2004 increased 36% to $12.5 million from $9.2 million during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased to 61.7% from 61.3% during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased because the product cost of OnDemand machines as a percentage of sales is higher than the product cost of disposable punch cards and six OnDemand machines were sold in the first half of this year compared with one in the first half of the prior year.

        Selling, general and administration expenses for the six months ended September 30, 2004 increased 50% to $4.9 million from $3.3 million in the prior year primarily due to: (i) increased marketing expenses associated with our rebranding; (ii) increases in costs related to sales personnel compensation plans that are tied to increased revenue and the costs associated with senior management personnel that were added; and (iii) increases in legal and professional fees, many of which related to compliance with the Sarbanes-Oxley Act and related corporate governance issues. Also, employee benefit costs increased in the first six months of this year compared with the first six months of the previous year. In the second quarter, the Company issued a 50,000 share restricted stock grant to its former Chief Financial Officer incurring a charge of $351,500.

        Depreciation and amortization expenses for the six months ended September 30, 2004 increased 75% to $1,025,000 from $585,000 during the same period in the prior fiscal year. The increase is primarily due to accelerating the amortization of leasehold improvements made to our current facility as a result of terminating our lease in anticipation of relocating in October 2004. In addition, we began to amortize the cost of the proprietary technology acquired from a related party in the second quarter of the prior fiscal year. There was limited amortization expense associated with this proprietary technology in the first six months of the prior year.

        Interest expense for the six months ended September 30, 2004 increased 2% to $416,000 from $409,000 during the same period in the prior fiscal year. The increase results primarily from the fact that we incurred a $120,000 prepayment penalty when our $4,000,000 subordinated note was repaid in June 2004 offset in part by lower debt levels and lower interest rates on the new debt.

        Amortization of original issue discount and financing costs increased to $1,287,000 for the first six months of this year compared with $295,000 in the first quarter of the prior year. The increase resulted from the repayment of the $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized an income tax expense of $150,000 during the six months ended September 30, 2004 compared to $470,000 income tax expense during the same period in the prior fiscal year. The decrease results from the fact that we had lower income before tax during the six-month period ended September 30, 2004 compared to the prior year. The increase in the effective tax rate for the period ended September 30, 2004 compared with the same period of the prior year resulted from the expense related to permanent difference between the carrying value of the subordinated debt for book and tax purposes due to the repayment of the subordinated debt in June 2004.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2004, we had a net loss of $161,000 compared to net income of $663,000 during the same period in the prior fiscal year. Cash provided by operations was $2,931,000 during the six months ended September 30, 2004 compared to $1,406,000 provided during the same period in the prior fiscal year. We had working capital of $8,236,000 at September 30, 2004.

        The cash provided by operations during the six months ended September 30, 2004 consisted of $51,000 net operating loss, $2,312,000 of depreciation and amortization, $150,000 in income tax expense, $351,500 for restricted stock grant awarded, $794,000 in decreases in accounts receivable, $114,000 increase in accounts payable and accrued liabilities offset in part by a $708,000 increase in inventory and a $59,000 increase in prepaid expenses.

        Investing activities used $1,116,000 during six months ended September 30, 2004 compared to $731,000 during the same period in the prior fiscal year. The increase results primarily from an increase in expenditures in property and equipment associated with the move of our facilities.

        Financing activities used $1,708,000 during the six months ended September 30, 2004 compared to $945,000 the same period the prior year primarily due to reductions in long-term debt that resulted from cash provided by operations.

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

        There was $4.9 million borrowed and an additional $2.9 million available on our revolving line of credit at September 30, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at September 30, 2004.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, are expected to be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk during the six months ended September 30, 2004. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2004 and is incorporated herein by reference.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits

10.1	Employment Agreements between MTS and Michael Stevenson and MTS and Michael Branca are incorporated by reference to MTS’s Form 8-K filed on September 10, 2004.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 15, 2004	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Date: November 15, 2004	By:	/s/ Teresa Dunbar

Teresa Dunbar
Principal Accounting Officer and Controller

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Todd E. Siegel, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(d)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2004	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Branca, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(d)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2004	By:	/s/ Michael Branca
Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. §1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or 78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. §1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)         The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or §78o(d)); and

       (2)         The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer