Form 10-Q
period 2004-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2005-02-11
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

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

N/A

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

             As of December 31, 2004, the registrant had 5,748,804 shares of common stock, $.01 par value per share, issued and outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Index

i.

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31,	March 31,
	2004	2004

	(Unaudited)

Current Assets:
Cash	$102	$59
Accounts Receivable, Net	6,773	6,712
Inventories, Net	4,405	3,918
Prepaids and Other	245	411
Deferred Tax Benefits	2,075	2,309

Total Current Assets	13,600	13,409

Property and Equipment, Net	4,620	4,002
Other Assets, Net	2,920	3,410

Total Assets	$21,140	$20,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$385	$272
Current Maturities of Related Party Note Payable	285	244
Accounts Payable and Accrued Liabilities	4,460	4,341

Total Current Liabilities	5,130	4,857

Lease Incentive	359	0
Long-Term Debt, Less Current Maturities	5,677	7,010
Related Party Note Payable, Less Current Maturities	816	1,030

Total Liabilities	11,982	12,897

Stockholders' Equity:
Common Stock	57	49
Preferred Stock	2	2
Capital In Excess of Par Value	13,325	12,426
Accumulated Deficit	(3,898)	(4,225)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	9,158	7,924

Total Liabilities and Stockholders' Equity	$21,140	$20,821

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Revenue:
Net Sales	$10,008	$9,582	$30,270	$24,613

Costs and Expenses:
Cost of Sales	6,425	5,684	18,935	14,905
Selling, General and Administrative	2,471	2,023	7,396	5,301
Depreciation and Amortization	405	282	1,431	867

Total Costs and Expenses	9,301	7,989	27,762	21,073

Operating Profit	707	1,593	2,508	3,540
Other Expenses
Interest Expense	97	221	513	630
Amortization of:
Financing Costs	8	128	491	299
Original Issue Discount	0	62	803	186

Total Other Expenses	105	411	1,807	1,115

Income Before Income Taxes	602	1,182	701	2,425

Income Tax Expense	224	448	374	918

Net Income	378	734	327	1,507

Convertible Preferred Stock Dividends	55	55	165	165

Net Income Available to Common Stockholders	$323	$679	$162	$1,342

Net Income Per Basic Common Share	$0.06	$0.13	$0.03	$0.27

Net Income Per Diluted Common Share	$0.05	$0.11	$0.05	$0.22

Weighted Average Shares - Basic	5,703	5,045	5,626	5,005

Weighted Average Shares Outstanding - Diluted	7,123	6,937	7,143	6,796

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2004
(In Thousands)
(Unaudited)

	Common Stock		Preferred Stock
	$.01 Par Value		$.001 Par Value		Capital In			Total
					Excess of	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance, March 31, 2004	4,863,120	$49	2,000	$2	$12,426	$(4,225)	$(328)	$7,924

Stock Options and Warrants Exercised	835,684	7			508			515

Issuance of Stock as Compensation	50,000	1			351			352

Tax Benefit from Stock Options
Exercised					140			140

Convertible Preferred Stock Dividend					(165)			(165)

Foreign Currency Translation
Adjustment					65			65

Net Income for Nine Months Ended
December 31, 2004						327		327

Balance, December 31, 2004	5,748,804	$57	2,000	$2	$13,325	$(3,898)	$(328)	$9,158

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2004	2003

Operating Activities
Net Income	$327	$1,507

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	491	299
Amortization of Original Issue Discount	803	186
Depreciation and Amortization	1,431	867
Income Tax Expense	374	819
Restricted Stock Grant Awarded	352	–
Loss on Disposal of Equipment	29	–
Lease Incentive	359	–
(Increase) Decrease in:
Accounts Receivable	(48)	(424)
Inventories	(554)	(392)
Prepaids and Other	166	(328)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	125	(545)

Total Adjustments	3,528	482

Net Cash Provided by Operations	3,855	1,989

Investing Activities
Expended for Property and Equipment	(1,540)	(1,234)
Expended for Product Development	(327)	(320)
Expended for Patents and Other Assets	(42)	(87)

Net Cash Used by Investing Activities	(1,909)	(1,641)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(264)	(1,424)
Advances (Paydowns) on Revolving Line of Credit	1,403	932
Payments on Subordinated Notes	(4,000)	–
Borrowing on Term Loans and Subordinated Notes	1,200	–
Payments on Term Loans	(535)	–
Exercise of Stock Options	516	159
Expended for Financing Costs	(106)	–
Dividends on Convertible Preferred Stock	(165)	(165)

Net Cash Used by Financing Activities	(1,951)	(498)

Effect of Exchange Rate Changes on Cash	48	–

Net Increase (Decrease) in Cash	43	(150)
Cash at Beginning of Period	59	395

Cash at End of Period	$102	$245

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

December 31, 2004 – Non-Cash Activities – Reclassification of approximately $66,000 in machine rentals from inventory to equipment.

December 31, 2003 – Non-Cash Financing Activities – The Company purchased $199,000 in equipment and financed the purchase with a capital lease obligation.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

NOTE  A — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2004.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc. (“MTS Packaging”) and MTS Medication Technologies, Ltd. (“MTSL”). All other subsidiaries of the Company did not have operations during the nine-month period ended December 31, 2004 and 2003.

Accounting for the Transfer Pricing Effect on Inventory

        During the second quarter of fiscal year 2005 ended September 30, 2004, the Company determined that the intercompany transfer price mark-up on inventory sent to the UK for sale into that market was not eliminated from the period-end inventory values. The cumulative effect as of the year ended March 31, 2004 would have been a reduction in pretax income of approximately $75,000. The cumulative effect as of the quarter ended June 30, 2004 would have been an increase in the pretax loss of approximately $134,000. The cumulative impact was reflected in the results in the quarter ended September 30, 2004. Management does not believe that the impact of this adjustment is material to the March 31, 2004 financial statements from a quantitative and qualitative perspective, or to the projected operating results and earnings trend for the year ending March 31, 2005.

Reclassification of Certain Amounts

        Certain amounts on the consolidated balance sheet as of March 31, 2004 have been reclassified to conform to the December 31, 2004 presentation. As of September 30, 2004, the Company refined its classification of outstanding accounts payable disbursements in the accompanying condensed consolidated balance sheets. This refinement resulted in a reclassification of March 31, 2004 amounts of approximately $640,000 from long-term debt to a component of accounts payable and accrued liabilities. In addition, the Company refined its classification of certain machinery on rent with customers in the accompanying condensed consolidated balance sheets, which resulted in a reclassification of March 31, 2004 amounts of approximately $114,000 from inventories, net, to a component of property and equipment, net. The Company does not believe that the reclassifications have a material effect on the March 31, 2004 financial statements, both from a quantitative and qualitative perspective.

NOTE  B – NEW ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and the related interpretations of Opinion 25 and supersedes FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would either recognize employee compensation cost for all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the required effective date of this statement does not coincide with the beginning of the entity’s fiscal year. SFAS 123(R) is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Company will continue to assess the impact the adoption of this standard will have on our results of operations.

NOTE  C – INVENTORIES

        The components of inventory consist of the following:

	December 31,	March 31,
	2004	2004

	(In Thousands)

Raw Materials	$2,499	$1,762
Finished Goods and Work in Progress	2,099	2,351
Less: Inventory Valuation Allowance	(193)	(195)

	$4,405	$3,918

NOTE  D – EARNINGS PER SHARE

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Numerator:

Net Income	$378	$734	$327	$1,507

Minus:
Convertible Preferred Stock Dividend	55	55	165	165

Net Income Available to Common Stockholders	$323	$679	$162	$1,342

Denominator:

Weighted Average Shares Outstanding - Basic	5,703	5,045	5,626	5,005

Add: Effect of Dilutive Warrants and Options	573	1,045	670	944

Effect of Conversion of Convertible Preferred
Stock into Common Stock	847	847	847	847

Weighted Average Shares Outstanding - Diluted	7,123	6,937	7,143	6,796

Income Per Common Share – Basic	$0.06	$0.13	$0.03	$0.27

Income Per Common Share – Diluted	$0.05	$0.11	$0.05	$0.22

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note J).

NOTE  E – STOCK BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Net Income Available to Common Shareholders as Reported	$323	$679	$162	$1,342

Less:
Stock Based Employee Compensation Cost Under the Fair
Value Based Method, Net of Related Tax Effect	94	137	257	378

Net Income (Loss) Pro Forma	$229	$542	$(95)	$964

Net Income Per Common Share, Basic as Reported	$0.06	$0.13	$0.03	$0.27

Net Income (Loss) Per Common Share, Basic Pro Forma	$0.04	$0.11	$(0.02)	$0.19

Net Income Per Share, Diluted as Reported	$0.05	$0.11	$0.05	$0.22

Net Income Per Share, Diluted Pro Forma	$0.04	$0.09	$0.01	$0.17

For Basic Income (Loss) Per Share – Weighted Average Shares	5,703	5,045	5,626	5,005

For Diluted Income Per Share – Weighted Average Shares	7,123	6,937	7,143	6,796

NOTE  F – REVENUE RECOGNITION

        The Company recognizes revenue on the sale of machines, other than OnDemand® machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables; and therefore, each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer’s location; (b) the user training; and (c) certain component parts, principally cassettes that hold medications. The vendor specific fair value (“VSOE”) of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. The Company defers the revenue associated with undelivered elements based upon VSOE and recognizes revenue as the products are delivered or the service has been performed. In addition, the Company establishes a reserve for estimated warranty costs during the warranty period that is provided for in the OnDemand machine sales agreements at the time of sale.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE  G — RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

        The Company expenses product research and development costs as incurred. The Company incurred approximately $21,000 in the three months ended December 31, 2004 compared to $37,000 in the prior year and $125,000 in the nine months ended December 31, 2004 compared to $136,000 in the prior year.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $179,000 in the three months ended December 31, 2004 compared to $68,000 in the prior year and $326,000 in the nine months ended December 31, 2004 compared to $320,000 in the prior year.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was $82,000 for the three months ended December 31, 2004 compared to $72,000 in the prior year and $244,000 for the nine months ended December 31, 2004 compared to $200,000 in the prior year.

        The Company’s capitalized product development costs included its new OnDemand product and versions thereof, which represented $1,757,000 at December 31, 2004 and $1,675,000 at March 31, 2004 (excluding accumulated amortization) of the total capitalized product development costs (see Note L).

NOTE  H – LONG-TERM DEBT

	December 31,	March 31,
	2004	2004

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at between the prime rate
and 1% above the prime rate (5.25% - 6.25%) at December 31, 2004.	$4,686	$3,281

Bank term loan payable in graduated monthly installments of $16,000 – $52,000 plus interest at .50% above the prime rate (5.75% at December 31,2004) through June 2007. The interest rate prior to the June 2004
refinancing was 1.25% above the prime rate.	1,120	455

Note payable to related party (see Note M) payable in monthly installments of $28,785 including interest
at 6.25% through July 2008.	1,100	1,302

Subordinated Note – Face amount of $4,000,000, less unamortized original issue discount of $803,000
at March 31, 2004, due June 26, 2007 plus interest payable monthly at 14%.	–	3,197

Other Notes and Agreements	257	321

Total Long – Term Debt	7,163	8,556

Less Current Portion (including $285,000 and $244,000 due to a related party)	(670)	(516)

Long-Term Debt Due After One Year	$6,493	$8,040

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was $4.7 million borrowed and an additional $3.3 million available on the Company’s revolving line of credit at December 31, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

        The bank term loans also contain provisions that require the Company to maintain certain financial ratios and minimum stockholders’ equity levels. In addition, certain provisions limit the amount of capital expenditures that the Company can make each year. The Company was in compliance with all provisions of the loan agreements as of December 31, 2004.

        At December 31, 2004, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus .75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at December 31, 2004.

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

NOTE  I — CONTINGENCIES

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

NOTE  J – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued subordinated notes to an investor (see Note H). As part of the consideration for the notes, the investor received 566,517 warrants to purchase common stock exercisable at $.01 per share for ten (10) years. The value of the warrants was determined as of the date of issuance using the Black-Scholes options-pricing model. In addition, an independent third party estimated the value of certain embedded features contained in the warrant agreement and registration rights agreement between the Company and the warrant holder (a “make-whole” and “claw-back” feature that obligated the Company to pay additional amounts, in cash or additional shares at the option of the Company, if certain events occurred in the future). Using the relative value of the debt ($4,000,000), warrants ($1,564,000) and the warrant’s embedded features ($233,000), the Company recorded the value of the warrants and the warrant’s embedded features as part of its stockholders equity, in accordance with EITF 00-19, and reduced the carrying amount of the debt as an original issue discount. The original issue discount, $1,240,000, was being amortized over the five-year term of the subordinated notes and a corresponding increase in the carrying value of the subordinated notes, which was fully amortized as part of the Company’s June 2004 refinancing.

        In April 2004, the investors exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreement and sold the common stock. The terms of the warrant agreement contained certain anti-dilution provisions. The warrant agreement also contained a make-whole provision that obligated the Company to pay certain amounts to the holders of the warrants if they did not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to purchase the common shares that underlie the warrants. The warrant agreement also contained a provision that may have obligated the Company to pay certain amounts to the holders of the warrants in the event there was a change in control of the voting common stock of the Company, if there was a sale of the Company, or if there was a public offering of the Company’s common stock. All of the Company’s obligations under the warrant agreement, described above, were extinguished at the time the investor sold the common stock, and the subordinated note was repaid (see Note H).

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

        During September 2004, the Company issued 50,000 common shares that are restricted to its former Chief Financial Officer as remaining compensation under his employment agreement.  The Company recorded compensation expense in the amount of $351,500 during the three months ended September 30, 2004 based on the fair value of the shares at the grant date.

NOTE  K – FINANCING COSTS

        During fiscal year 2003, the Company incurred approximately $1,458,000 of financing costs including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing described in Notes H and J. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,090,000, have been recorded as other assets and have been amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, were recorded as a reduction of the equity proceeds. In June 2004, the Company completely repaid the outstanding loans that were obtained in fiscal year 2003. As a result, financing costs in the amount of $420,000 that were allocated to these loans and unamortized on the date the loans were repaid were fully amortized. The loans were repaid with the proceeds of a new term loan and advances on a revolving line of credit. During the nine months ended December 31, 2004, the Company incurred $106,000 of financing costs associated with the new financing. These costs have been recorded as other assets and are being amortized over the three-year term of the new loans.

NOTE  L – OTHER ASSETS

        Other assets consist of the following:

	Amortization
	Period	December 31,	March 31,
	(Years)	2004	2004

		(In Thousands)

Product Development (see Note G)	5	$2,709	$2,383
Less: Accumulated Amortization		(1,117)	(873)

		$1,592	$1,510

Patents (see Note M)	5 – 17	$2,388	$2,365
Less: Accumulated Amortization		(1,220)	(1,026)

		$1,168	$1,339

Financing Costs (see Note K)	3 – 5	$106	$1,110
Less: Accumulated Amortization		(17)	(635)

		$89	$475

Other	5	$218	$221
Less: Accumulated Amortization		(147)	(135)

		$71	$86

Total Other Assets, Net		$2,920	$3,410

All of the Company's intangible assets are pledged as collateral on bank notes.

NOTE  M – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party who appraised the value of the proprietary technology at $1,132,000. As part of the agreement, the Trust agreed to terminate the license agreement. The purchase price of the appraised amount of the proprietary technology and $348,000 of accrued and unpaid royalties will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, beginning on August 1, 2003, including interest at the rate of 6.25%. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents are being amortized over a five-year period, which represents the remaining life of the patents related to these rights. The amortization expense related to these patents for the nine months ended December 31, 2004 and 2003 was approximately $170,000, and $92,000, respectively.

NOTE  N – LEASE COMMITMENTS

        Effective October 1, 2004, the Company leased a 132,600 square foot plant consisting of office, manufacturing and warehousing space. The lease is for a term of twelve (12) years. Monthly lease payments for the first consecutive 12-month period will be $35,000, plus tax, and increase to approximately $63,000, plus tax, in the final year. Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement No. 13, “Accounting for Leases”. In addition, the Company is obligated to pay annual operating expenses including insurance, taxes and common area maintenance fees. Pursuant to the terms of the lease, the Company was paid a lease incentive by the landlord during October 2004 in the amount of $400,000, which will be amortized as an offset to rental expense over the term of the lease. The lease incentive has been recorded in the accompanying condensed consolidated balance sheets under the caption lease incentive with the current portion of approximately $33,000 being included in accounts payable and accrued liabilities. In addition, the Company has accelerated the amortization of approximately $250,000 associated with the abandonment of leasehold improvements that were made to the former premises over the remaining life of the lease. Also, the Company incurred approximately $344,000 in costs associated with the move to the new facility and expenses associated with bringing the former premises into a condition acceptable to the landlord, which were expensed as incurred.

        The Company also leases approximately 5,200 square feet of office and warehouse space in Cleveland, Ohio at $3,200 per month. The lease expires on March 31, 2005.

        One of the Company’s subsidiaries, MTS Medication Technologies, Ltd., rents office and warehouse space in Lancashire, England at £1,929 per month, which as of December 31, 2004, is equivalent to approximately $3,700. This lease expires April 2005.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

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

Summary of Results

        We experienced growth in revenue of 4% in the third quarter and 23% in the nine months ended December 31, 2004 compared to the same periods of the prior year. Our revenue grew due to increased sales of our disposable products to existing and new customers and increased sales of our machines including the OnDemand® machine. We believe the revenue increase in our disposable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets.

        The following table sets forth, for the three-month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Month Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

	(In Thousands; Except Per Share Amounts)

Net Revenue	$10,008	$9,582	$30,270	$24,613
Gross Profit	$3,583	$3,898	$11,335	$9,708
Operating Income	$707	$1,593	$2,508	$3,540
Net Income Available to Common Stockholders	$323	$679	$162	$1,342
Diluted Earnings Per Share	$0.05	$0.11	$0.05	$0.22

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

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables; and therefore, each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer’s location; (b) the user training; and (c) certain component parts, principally cassettes that hold medications. The vendor specific fair value (“VSOE”) of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. The Company defers the revenue associated with undelivered elements based upon VSOE and recognizes revenue as the products are delivered or the service has been performed. In addition, the Company establishes a reserve for estimated warranty costs during the warranty period that is provided for in the OnDemand machine sales agreements at the time of sale.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. We include the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable at December 31, 2004

        Our allowance for doubtful accounts of $201,000 at December 31, 2004 is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was $193,000 at December 31, 2004.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of $45,000 at December 31, 2004. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003

        Net sales for the three months ended December 31, 2004 increased 4% to $10.0 million from $9.6 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $1.3 million during the three months ended December 31, 2004 compared to $1.1 million in the same period in the prior year. Average selling prices for disposable products were stable during the third quarter of fiscal year 2005 compared to the same period in the prior fiscal year. The annual volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the three months ended December 31, 2004 increased 13% to $6.4 million from $5.7 million during the same period in the prior year. Cost of sales as a percentage of sales increased to 64.2% from 59.3% during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased in the third quarter of fiscal year 2005 compared to the same period in the prior year primarily due to costs associated with the Company’s move to a new facility, a shift in product mix to OnDemand machines, which carry a lower gross margin than disposable punch cards and an increase in manufacturing overhead expense.

        Selling, general and administration expenses for the three months ended December 31, 2004 increased 22% to $2.5 million from $2.0 million in the prior year primarily due to: (i) certain expenses associated with the Company’s move to a new facility; (ii) increases in costs related to sales personnel compensation plans that are tied to increased revenue and the costs associated with senior management personnel that were added; and (iii) increases in legal and professional fees. Also, employee benefit costs increased in the third quarter of this year compared with the third quarter of the previous year.

        Depreciation and amortization expenses for the three months ended December 31, 2004 increased 44% to $405,000 from $282,000 during the same period of the prior year. The increase is primarily due to amortization expense related to product development costs, accelerating the amortization of leasehold improvements made to our previous facility as a result of the relocation of the operations in October 2004 and depreciation related to an increase in property and equipment.

        Interest expense for the three months ended December 31, 2004 decreased 56% to $97,000 from $221,000 during the same period of the prior fiscal year. The decrease results primarily from lower interest rates due to the refinancing of the $4,000,000 subordinated note in June 2004 and lower debt levels.

        Amortization of original issue discount and financing costs decreased to $8,000 in the third quarter of this year compared to $190,000 in the third quarter of the prior fiscal year. The decrease resulted from the repayment of the $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note were completely amortized.

        We realized an income tax expense of $224,000 during the three months ended December 31, 2004 compared to $448,000 income tax expense during the same period in fiscal year 2004. The effective tax rate for the period ended December 31, 2004 compared with the third quarter of fiscal year 2004 remained the same.

Nine Months Ended December 31, 2004 and 2003

        Net sales for the nine months ended December 31, 2004 increased 23% to $30.3 million from $24.6 million during the same period in the prior fiscal year. Net sales increased primarily as a result of an increase in the amount of disposable punch cards sold to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $3.7 million during the nine months ended December 31, 2004 compared to $1.2 million in the same period of the prior fiscal year. Average selling prices for disposable products were stable during the first nine months of fiscal 2005 compared to the same period in the prior fiscal year. The annual volume of disposable cards and machines is currently anticipated to continue to grow as a result of the addition of new customers in existing and new markets.

        Cost of sales for the nine months ended December 31, 2004 increased 27% to $18.9 million from $14.9 million during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased to 62.6% from 60.6% during the same period in the prior fiscal year. Cost of sales as a percentage of sales increased because the product cost of OnDemand machines as a percentage of sales is higher than the product cost of disposable punch cards and nine OnDemand machines were sold during the first nine months of this year compared with four during the nine months of the prior year.

        Selling, general and administration expenses for the nine months ended December 31, 2004 increased 39% to $7.4 million from $5.3 million in the prior year primarily due to: (i) increased marketing expenses associated with our rebranding; (ii) increases in costs related to sales personnel compensation plans that are tied to increased revenue and the costs associated with senior management personnel that were added; (iii) increases in legal and professional fees; and (iv) expenses associated with the Company’s move to a new facility in October 2004. Also, employee benefit costs increased in the first nine months of this year compared with the first nine months of the previous year. In the second quarter, the Company issued a 50,000 share restricted stock grant to its former Chief Financial Officer incurring a charge of $362,000 inclusive of tax related charges.

        Depreciation and amortization expenses for the nine months ended December 31, 2004 increased 65% to $1,431,000 from $867,000 during the same period in the prior fiscal year. The increase is primarily due to accelerating the amortization of leasehold improvements made to our previous facility as a result of terminating our lease in anticipation of relocating in October 2004 and increases related to product development and property and equipment costs. In addition, we began to amortize the cost of the proprietary technology acquired from a related party in August 2003.

        Interest expense for the nine months ended December 31, 2004 decreased 19% to $513,000 from $630,000 during the same period in the prior fiscal year. The decrease results primarily from lower interest rates due to the repayment of the $4,000,000 subordinated note in June 2004 and lower debt levels.

        Amortization of original issue discount and financing costs increased to $1,294,000 for the first nine months of this year compared with $485,000 in the first nine months of the prior year. The increase resulted from the repayment of the $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized an income tax expense of $374,000 during the nine months ended December 31, 2004 compared to $918,000 income tax expense during the same period in the prior fiscal year. The decrease results from the fact that we had lower income before tax during the nine-month period ended December 31, 2004 compared to the prior year. The increase in the effective tax rate for the period ended December 31, 2004 compared with the same period of the prior year resulted from the expense related to a permanent difference between the carrying value of the subordinated debt for book and tax purposes due to the repayment of the subordinated debt in June 2004.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2004, we had a net income of $327,000 compared to net income of $1,507,000 during the same period in the prior fiscal year. Cash provided by operations was $3,855,000 during the nine months ended December 31, 2004 compared to $1,989,000 provided during the same period in the prior fiscal year. We had working capital of $8,470,000 at December 31, 2004.

        The cash provided by operations during the nine months ended December 31, 2004 consisted of $327,000 net operating income, $2,725,000 of depreciation and amortization, $374,000 in income tax expense, $352,000 for restricted stock grant awarded, $359,000 in lease incentives, a $166,000 decrease in prepaid expenses, $125,000 increase in accounts payable and accrued liabilities offset in part by a $48,000 increase in accounts receivable, and a $554,000 increase in inventory.

        Investing activities used $1,909,000 during nine months ended December 31, 2004 compared to $1,641,000 during the same period in the prior fiscal year. The increase results primarily from an increase in expenditures in property and equipment associated with the move of our facilities.

        Financing activities used $1,951,000 during the nine months ended December 31, 2004 compared to $498,000 the same period the prior year primarily due to reductions in long-term debt that resulted from cash provided by operations.

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

        There was $4.7 million borrowed and an additional $3.3 million available on our revolving line of credit at December 31, 2004 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

        The revolving line of credit, term loans and subordinated notes each contain financial covenants that, among other things, requires us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at December 31, 2004.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, are expected to be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements for at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk during the nine months ended December 31, 2004. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the fiscal year ended March 31, 2004 and is incorporated herein by reference.

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, those controls.

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

PART II – OTHER INFORMATION

Item 6.    Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §.1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §.1350.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: February 11, 2005	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Date: February 11, 2005	By:	/s/ Teresa Dunbar

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 11, 2005	By:	/s/ Todd E. Siegel

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 11, 2005	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 11, 2005

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)     The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)     The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 11, 2005

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer