Form 10-K
period 2005-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2005-06-28
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1930

For fiscal year ended March 31, 2005

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

Aggregate market value of voting Common Stock held by non-affiliates was approximately $25,570,000 as of September 30, 2004.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,897,005 as of June 20, 2005.

MTS MEDICATION TECHNOLOGIES, INC.

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

        In this 10-K, unless otherwise indicated, the terms “we”, “us”, “our”, “registrant”, “MTSP”, “MTS Limited” and “Med Tech” refer to MTS Medication Technologies™, Inc. (“MTS”), and its subsidiaries.

ITEM 1.   BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”). MTS primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary disposable punch cards and packaging equipment in its own facilities. This manufacturing process uses integrated equipment for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS in the United Kingdom. We currently serve more than 3,000 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

        Our website is located at www.mts-mt.com. Information contained in our website is not a part of this document or the documents incorporated by reference in this document.

Products

        MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers primarily servicing long-term care and correctional facilities. These systems utilize disposable medication punch cards and specialized machines that automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient’s medication.

        During fiscal 2002, we introduced the OnDemand system, which we believe is the industry’s first automated system capable of dispensing prescription medications into punch card compliance packaging, thereby, improving accuracy and increasing productivity. We designed the OnDemand system to interface with the pharmacy information systems to receive orders and fill a patient-labeled medication compliance package on a “just-in-time,” fully-automated basis. The current system has the capacity to hold up to 400 different medications and dispense them into patient-specific labeled punch cards at a rate of up to eight cards per minute, utilizing only two employees. We believe this technology promotes a new industry standard for packaging and distributing medications through institutional pharmacies to a wide range of end users including skilled nursing, assisted living and correctional facilities.

        Our customers use MTS’s equipment for dispensing medication in disposable packages by automatically placing tablets or capsules (the amount of medication required by a patient during one month) into a punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package.

        The retail price of MTS’s equipment ranges from $1,100 to $600,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $225 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS has placed approximately 3,000 medication-dispensing systems with pharmacy clientele since our inception. MTS also sells prescription labels and ancillary supplies designed to complement sales of disposable medication punch cards.

Research and Development

        We expended approximately $139,000, $161,000 and $172,000 on research and development activities for each of the fiscal years ended March 31, 2005, 2004 and 2003, respectively. In addition, we directed our product development efforts primarily towards the completion of several versions of our OnDemand machine during the fiscal year ended March 31, 2005. We capitalized approximately $606,000 of product development during the fiscal year ended March 31, 2005. The majority of these expenditures were made for the OnDemand system and MedLocker™ project.

Manufacturing Processes

        MTS has developed integrated punch card manufacturing equipment that will complete the various punch card manufacturing steps in a single-line, automated process. We believe that our advanced automation gives us certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS’s equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

        MTS uses automated fabrication equipment to produce its medication packaging equipment. All essential components of the machines are designed and manufactured by us without reliance on outside vendors.

        MTS is dependent on a number of suppliers for the raw materials essential in the production of its products. We believe that relations are adequate with our existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of two to three days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on our future financial performance.

Markets and Customers

        MTS’s products are sold primarily throughout the United States through its sales organization and independent sales representatives. In addition, MTS Limited distributes product in the United Kingdom. MTS also participates in trade shows and training seminars. Sales to countries outside the United States represent less than 10% of the total revenue in fiscal 2005. In the fiscal year ended March 31, 2005, sales to our three largest customers, Omnicare®, PharMerica and McKesson represented approximately 13%, 10%, and 10%, respectively, of the Company’s total net sales.

        The primary customers for MTS’s proprietary packaging equipment and the related disposable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. These pharmacies serve from 50 to 45,000 nursing home beds per location, and many serve the sub-acute care, assisted living, correctional and home health care markets as well.

Competition

        The pharmacy customers of MTS supply prescribed medications to nursing homes and assisted living facilities, which are the primary market for MTS’s products. This market is highly competitive. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards. We believe that products developed by our competitors are not as efficient as our systems because they are not as automated. Our method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication-dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of our competitors have been in business longer and have substantially greater resources than us. There is no assurance that we will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

        Our primary competitors in the United States are Drug Package, Inc., AutoMed® Technologies and RX Systems, Inc. We believe that our automated proprietary packaging equipment distinguishes MTS from its competitors’ less automated systems. Our automated packaging machine with the highest throughput can fill and seal up to 900 disposable medication cards per hour. We believe that our production rates for the prepackaging of prescriptions and our “just-in-time” OnDemand system will meet the needs of our customers who are consolidating and require higher productivity to meet their growing market share.

Proprietary Technology

        In June 2003, we purchased the rights to certain proprietary technology that had previously been available through a license agreement with the Siegel Family Trust. The proprietary technology is supported by certain patents, which expire at various times through 2008.

        There are numerous patent applications and patent license agreements for products that have been sold and that have been in development within MTS. However, our business is not materially dependent upon the issuing or our ownership of any one patent that has been submitted to the United States Patent and Trademark Office.

        There is no assurance that any additional patents will be granted with respect to our medication dispensing or information systems and products or that any patent issued, now or in the future, will provide meaningful protection from competition.

Government Regulations

        MTS’s products are governed by federal regulations concerning components of packaging materials that are in contact with food and drugs. We have obtained assurances from our vendors that the packaging materials used by MTS are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to our products will not occur in the foreseeable future. Any such changes could have a material adverse effect on us.

        We cannot predict the extent to which our operations will be effected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Employees

        As of March 31, 2005, we employed 181 persons. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Risk Factors

        You should be aware that the risks and uncertainties described below are not the only ones affecting us or that could affect us in the future. Any of the risks and uncertainties described below could have a material adverse effect on our business, results of operations and financial condition, and could result in a partial or complete loss of your investment.

We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase net sales, maintain our margins or grow our market share.

        The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

    develop and expand their product and service offerings more quickly;
    adapt to new or emerging technologies and changing customer needs more quickly;
    negotiate more favorable purchases agreements with suppliers;
    devote greater resources to the marketing and sale of their products; and
    address customers’ service-related issues more effectively.

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

    adverse changes in general economic conditions;
    the level and timing of customer orders;
    the composition of the costs of revenue between materials, labor and manufacturing overhead;
    our level of experience in manufacturing a particular product;
    fluctuations in materials costs and availability of materials; and
    the timing of expenditures in anticipation of increased sales and customer product delivery requirements.

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

We depend on a limited number of customers for our net sales, therefore, a reduction in sales to any one of our customers could cause a significant decline in our net sales.

        For the fiscal year ended March 31, 2005, our 10 largest customers accounted for approximately 59% of our net sales and our three largest customers, Omnicare®, PharMerica and McKesson accounted for approximately 33% of our net sales. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation, pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net sales and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations.

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

        The continued success of our business will depend upon our ability to:

    hire, retain and expand our qualified technical personnel;
    maintain technological leadership;
    develop and market products that meet changing customer needs; and
    successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

        We manufacture substantially of the products we sell. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, our principal manufacturing facility is located in St. Petersburg, Florida and is thus exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes, windstorms, and floods. If our facilities were to be out of production for an extended period, our business, results of operations and financial condition would be materially adversely affected.

We rely on short-term contracts with most of our clients.

        Long-term contracts are not a significant part of our business. Accordingly, future results cannot be reliably predicted by considering past trends or extrapolating past results.

We are dependent on the proper functioning of our information systems in operating our business.

        Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. They are still vulnerable, however, to hurricanes, other storms, flood, fire, terrorist acts, earthquakes, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we cannot ensure.

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

        As of March 31, 2005, we had 5,836,220 shares of common stock outstanding. In addition, the following shares of our common stock are issuable upon exercise or conversion of currently outstanding securities:

    1,092,800 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $0.48 to $15.00;
    29,500 shares of common stock are issuable upon exercise of currently outstanding common stock purchase warrants having an exercise price of $1.88; and
    847,457 shares of common stock are issuable upon conversion of 2,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), having an exercise price of $2.36.

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
    pay damages;
    enter into licensing or royalty agreements, which may be unavailable under acceptable terms; and
    redesign products and services that incorporate infringing technology.

        We may face infringement claims from third parties in the future. The medical packaging industry has seen frequent litigation over intellectual property rights, and we expect that participants in the medical packaging industry will be increasingly subject to infringement claims as the number of products, services, and competitors grow and functionality of the products and services overlap. We cannot assure you that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action, or challenge the validity of the intellectual property rights in court. Failure to obtain or maintain intellectual property rights of our products, for any reason, could have a material adverse effect on us.

Our business will suffer if we fail to comply with recent federal regulations and proposed rules of the SEC relating to corporate governance reform.

        As a public company, we are subject to certain federal regulations and the rules and regulations of the SEC. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, effecting tighter accounting, corporate fraud and securities laws. To implement this legislation, the SEC has adopted new rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to the Sarbanes-Oxley Act or to any other federal corporate reform measures.

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

ITEM 2.  PROPERTIES

        We currently lease 115,000 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease automatically expands to 132,500 square feet on October 1, 2006. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are $35,000 plus tax in the first six months and increase to $80,275 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement 13, “Accounting for Leases”. Pursuant to the terms of the lease, the Company was paid a lease incentive of $400,000, which was deferred and which will be amortized to rental expense over the term of the lease. The lease incentive has been recorded in the accompanying condensed consolidated balance sheet under the caption lease incentive with the current portion of approximately $33,000 being included in the accounts payable and accrued liabilities. In addition, the Company has accelerated the amortization of approximately $250,000 associated with the abandonment of leasehold improvements that were made to the former premises. Also, the Company incurred approximately $344,000 in cost associated with the move to the new facility and expenses associated with bringing the former premises into a condition acceptable to the landlord, which were expensed as incurred.

        MTS also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2006.

        MTS Medication Technologies International, Ltd. currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of one year, and the monthly lease payments are approximately $3,400. The lease expires on May 20, 2006.

ITEM 3.  LEGAL PROCEEDINGS

        We are involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurance that these matters will be resolved on terms acceptable to us. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

        Our common stock is trading on the American Stock Exchange (“AMEX”) under the symbol “MPP”. The table below sets forth the range of high and low sales prices and/or bid information for our common stock for the periods indicated, as reported by the AMEX.

2006 Fiscal Year	High	Low

First Quarter (through June 20, 2005)	$6.65	$5.16

2005 Fiscal Year	High	Low

First Quarter	$14.95	$5.12
Second Quarter	$7.40	$5.70
Third Quarter	$8.34	$6.00
Fourth Quarter	$8.10	$5.90

2004 Fiscal Year	High	Low

First Quarter	$4.55	$2.45
Second Quarter	$4.78	$3.50
Third Quarter	$6.90	$4.05
Fourth Quarter	$14.84	$6.00

        As of June 20, 2005, there were approximately 936 holders of record of our common stock and the closing price of our common stock reported on the AMEX was $5.96.

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

Equity Compensation Plan Information

        We had 234,100 and 173,101 shares of common stock available for issuance under our equity compensation plans as of March 31, 2005 and March 31, 2004, respectively.

        During Fiscal Year 2005, we did not experience any changes in the exercise price of our outstanding options, through cancellation and reissuance or otherwise.

        On February 24, 2005, in response to the recently published accounting standard, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater. All of these options are in-the-money and all are held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,250 or slightly less than $.001 per share on a fully diluted basis.

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of July 1, 2005, is approximately $750,000, all of which is related to options held by two executive officers and one employee of the Company.

Purchases of Equity Securities

        We did not repurchase any of our equity securities during fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

	YEARS ENDED MARCH 31,

	(In Thousands, Except Earnings Per Share Amounts)

	2005	2004	2003	2002	2001

Income Statement Data:
Net Sales	$40,224	$34,384	$29,385	$24,769	$21,457
Cost of Sales and Other Expenses (1) (2)	37,966	31,214	26,413	21,561	19,406

Income from Continuing Operations Before Income Taxes, Discontinued Operations and Extraordinary Gain	2,258	3,170	2,972	3,208	2,051
Income Tax (Expense) Benefit	(964)	(1,190)	(1,124)	(1,234)	5,570
(Loss) from Discontinued Operations	–	–	–	–	(227)
Non-Cash Constructive Dividend Related to Beneficial Conversion Feature of Convertible Preferred Stock	–	–	(347)	–	–
Convertible Preferred Stock Dividends	(220)	(220)	(168)	–	–

Net Income Available to Common Stockholders	$1,074	$1,760	$1,333	$1,974	$7,394

Net Earnings (Loss) Per Basic and Diluted Common Share: (Retroactively adjusted for the 1 for 2.5 reverse stock split in December 2000):
Net Earnings Per Basic Common Share
From Continuing Operations	$0.19	$0.35	$0.28	$0.46	$2.45
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00	(0.07)

Net Earnings Per Basic Common Share	$0.19	$0.35	$0.28	$0.46	$2.38

Net Earnings Per Diluted Common Share
From Continuing Operations	$0.18	$0.29	$0.26	$0.44	$2.43
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00	(0.07)

Net Earnings Per Diluted Common Share	$0.18	$0.29	$0.26	$0.44	$2.36

	AT MARCH 31,

	(In Thousands)

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash	$373	$59	$395	$410	$92
Net Working Capital	9,402	8,552	4,464	3,274	1,682
Assets	21,914	20,821	17,383	15,515	14,791
Debt	6,955	8,556	8,484	11,780	12,850
Stockholders' Equity (Deficit)	10,588	7,924	5,393	468	(1,598)

(1)   Elimination of a reserve for a contingent liability associated with a discontinued operation (see Note 2 of the Financial Statements).
(2)   Elimination of a transfer price markup on inventory (see Note 2 of the Financial Statements).

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We experienced growth of 17% in net sales in fiscal 2005 ended March 31, 2005. Our revenue grew due to increased sales of our disposable punch card product lines and increased sales of our machines including the OnDemand system. We believe the revenue increase in our disposable products is primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the United States population; (3) a continued shift toward punch card usage; and (4) growth in international markets. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic region. In addition, we sold ten (10) OnDemand systems in fiscal 2005 compared to six systems in fiscal 2004.

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2005 and 2004.

	Fiscal Year Ended March 31, 2005

	For The Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005

Income Statement Data:

Net Sales	$10,013	$10,249	$10,008	$9,954

Gross Profit (1) (2)	$3,784	$3,968	$3,583	$4,048

Net (Loss) Income Available to Common Stockholders	$(501)	$340	$322	$913

Net (Loss) Earnings Per Basic Common Share	$(0.09)	$0.06	$0.06	$0.16

Net (Loss) Earnings Per Diluted Common Share	$(0.09)	$0.06	$0.05	$0.14

	Fiscal Year Ended March 31, 2004

	For The Three Months Ended

	(In Thousands, Except Earnings Per Share Amounts)

	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004

Income Statement Data:

Net Sales	$7,016	$8,015	$9,582	$9,771

Gross Profit	$2,780	$3,030	$3,898	$3,740

Net Income Available to Common Stockholders	$282	$381	$679	$418

Net Earnings Per Basic Common Share	$0.06	$0.08	$0.13	$0.07

Net Earnings Per Diluted Common Share	$0.05	$0.06	$0.11	$0.07

(1)  Elimination of a contingent liability associated with a discontinued operation in the quarter ended March 31, 2005 (see Note 2 of the Financial Statements).
(2)  Elimination of a transfer price markup on inventory in the quarter ended December 31, 2004 (see Note 2 of the Financial Statements).

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Results of Operation

        Net Sales

        Net sales for the fiscal year ended March 31, 2005, increased 17.0% to $40.2 million from $34.4 million the prior year. Net sales increased in fiscal 2005 primarily as a result of an increase in disposable punch cards sold to existing and new customers in the United States, an increase in disposable punch cards and machines sold in the United Kingdom and the sale of 10 OnDemand systems in the United States. Selling prices for disposable punch cards were stable during fiscal 2005.

        Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2005, increased 18.7% to $24.8 million from $20.9 million the prior year. Cost of sales as a percentage of net sales increased to 61.8% from 60.9% for the prior year. The increase in the cost of sales percentage resulted primarily from the fact that OnDemand machine sales increased over the prior year, and the product margin on OnDemand machines is less than the product margin on disposable punch card products. In addition, overhead costs increased primarily due to additional personnel, benefit costs associated with employees that were added to support the increased production of disposable punch cards and the production and support of the OnDemand machines and increased costs associated with the new facility occupied in October 2004.

        During the fiscal years ended March 31, 2005 and 2004, we wrote off approximately $122,000 and $100,000, respectively, in obsolete inventory primarily related to discontinued packaging and equipment. In addition, the inventory valuation allowance related to obsolete and slow moving inventory was increased by $10,000. We will continue to evaluate our inventory valuation allowance and adjust it accordingly.

        Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the year ended March 31, 2005, increased 29.8% to $9.7 million compared to $7.5 million the prior year. The increase resulted primarily from the costs associated with additional personnel and benefit costs for employees that were added to support our overall growth, costs associated with our United Kingdom operations and higher marketing expenditures. In fiscal 2005, we also incurred $279,000 associated with the move of the Company in October 2004 and $365,000 for the stock grant given to the Company’s former CFO. During the fiscal years ended March 31, 2005 and 2004, we charged off approximately $45,000 and $103,000, respectively, in uncollectable accounts receivable and increased our estimated bad debt reserve by $12,000 and $49,000, respectively. We regularly review the adequacy of our bad debt reserve by specific customer account analysis as well a review of historical trends.

        Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2005, increased 42.5% to $1.9 million compared to $1.3 million in the prior year. The increase resulted primarily due to accelerating the amortization of leasehold improvements made to our previous facility as a result of terminating our lease and increases related to product development and plant, property and equipment costs.

        Interest Expense

        Interest expense for the fiscal year ended March 31, 2005 decreased 28.0% to $613,000 compared to $851,000 the prior year. The decrease resulted from lower interest rates due to the repayment of the $4,000,000 subordinated note in June 2004 and lower debt levels as a result of positive cash flow in fiscal 2005. The $4,000,000 subordinated note had an interest rate of 14% and the current interest rate payable on the funds borrowed to repay the subordinate note is the London InterBank Offering Rate (“LIBOR”) (currently 3.16%) plus 3.25%.

        Amortization of Financing Costs and Original Issue Discount

        Amortization of financing costs and original issue discount for fiscal year ended March 31, 2005 increased to $1,303,000 compared to $612,000 in the prior year. This increase resulted primarily from the repayment of the $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount ($741,000) and financing costs associated with that note ($420,000) were completely written off.

        Other Income

        Medical Technology Laboratories, Inc. (MTL), formerly a wholly owned subsidiary of MTS (MTL’s assets were sold to a third party in 2000), accrued approximately $400,000 for unpaid taxes assessed by the Agency for Health Care Administration (AHCA) on clinical laboratories in the state of Florida. The tax was disputed and the Company received no further notification from the state. The statue of limitations on the collection of the AHCA tax has expired. Accordingly, the reserve was reversed to other income in the fiscal year ending March 31, 2005.

        Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2005, decreased 19.0% to $964,000 compared to $1,190,000 the prior year. The decrease resulted from lower pretax net income in fiscal 2005 compared to the prior year. The increase in the effective tax rate for fiscal 2005 compared with fiscal 2004 resulted from the non-deductible expenses related to the permanent difference between the carrying value of the subordinated debt for book and tax purposes due to the repayment of the subordinated debt in June 2004.

        Series A Preferred Stock Dividends

        The terms of the Series A Preferred Stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during each of the fiscal years 2005 and 2004 was $220,000. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. All dividends accrued in the fiscal years ended March 31, 2005 and 2004 were paid in cash.

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

        Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2004, increased 17.7% to $20.9 million from $17.8 million the prior year. Cost of sales as a percentage of net sales increased to 60.9% from 60.5% for the prior year. The increase in cost of sales resulted primarily from the costs associated with increased net sales. The increase in the cost of sales percentage resulted primarily from the fact that OnDemand machine sales increased over the prior year, and the product margin on OnDemand machines is less than the product margin on disposable punch card products. In addition, overhead costs increased primarily due to additional personnel and benefit costs associated with employees that were added to support the increased production of disposable punch cards and the production and support of the OnDemand machines.

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

        Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the year ended March 31, 2004, increased 18.1% to $7.5 million compared to $6.3 million the prior year. The increase resulted primarily from the costs associated with additional personnel and benefit costs for employees that were added to support our overall growth, costs associated with our United Kingdom operations and higher marketing expenditures. In addition, we charged off approximately $103,000 in uncollectible accounts receivable and increased our estimated bad debt reserve by $49,000. We regularly review the adequacy of our bad debt reserve by specific customer account analysis, as well as a review of historical trends.

        We expect SG&A expenses will increase during the next fiscal year. However, the additional revenue associated with an increase in the volume of punch cards and machines sold is expected to contribute to maintaining overall SG&A expenses, as a percentage of sales, at levels experienced during the fiscal year ended March 31, 2004.

        Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2004, increased 39.2% to $1,342,000 compared to $964,000 the prior year. The increase resulted primarily from the fact that we had a full year of amortization of the product development costs associated with our OnDemand machine during the fiscal year ended March 31, 2004, and began to amortize the cost of the patents acquired during the year ended March 31, 2004. In addition, newly purchased assets used in the manufacturing process that were acquired in fiscal 2004 began to be depreciated in fiscal 2004.

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

17

        Amortization of Financing Costs and Original Issue Discount

        We refinanced our long-term debt in June 2002 and incurred approximately $1,478,000 in financing costs. The financing costs were allocated between components of the financing that represented debt and equity. $1,110,000 of costs that were allocated to the debt component of the financing began to be amortized over the term of the various loans and notes during fiscal year 2003. Amortization expense related to the financing costs was $364,000 and $271,000 for the fiscal years ended March 31, 2004 and 2003, respectively. In addition, the relative value of certain warrants and embedded features of the warrants, which were issued in conjunction with the subordinated debt portion of the debt component, were recorded as part of the stockholders equity and reduced the carrying amount of the subordinated note as an original issue discount (“OID”). The OID of approximately $1,240,000 began to be amortized using the effective interest method over the term of the subordinated note during fiscal year 2003. Amortization expense related to the OID was $248,000 and $189,000 for the fiscal years ended March 31, 2004 and 2003, respectively. We expect our OID expense to decline during the next fiscal year due primarily to the prepayment in full of our $4,000,000 subordinated note in June 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our operations provided cash of $5.0 million in the fiscal year ended March 31, 2005, compared to $2.6 million the prior year. The increase in cash provided by operations resulted primarily from net income and increases in depreciation and amortization expenses offset in part by increases in accounts receivable and inventory. These increases resulted primarily from increases in revenue.

        Investing activities used cash of $2.6 million during the fiscal year ended March 31, 2005, compared to $2.0 million the prior year. The increase resulted primarily from the fact that we purchased equipment, supplies and furniture for the new facility in fiscal 2005.

        Financing activities used cash of $2.1 million during the fiscal year ended March 31, 2005 compared to $0.9 million the prior year. The increase in cash required for financing activities resulted primarily from repayment of our $4.0 million subordinated note in June 2004, which was partially offset by borrowings and advances, net of payments on term loans, of $2.0 million on our new term loan and revolving line of credit.

        We had working capital of $9.4 million at March 31, 2005, compared to $8.6 million at March 31, 2004. The increase in working capital resulted primarily from increases in accounts receivable and inventory associated with the expansion of our business.

        We do not maintain significant cash balances because all available cash is used to pay down our revolving line of credit. We view the excess availability on our line of credit as our cash reserve. At March 31, 2005, we had approximately $3.4 million available on our revolving line of credit.

        In June 2004, the Company consummated a debt refinancing and repaid the entire amount, $4,000,000, of its subordinated note and term loan with a bank with the proceeds of an additional senior term loan and advances on its revolving line of credit. In April 2004, the subordinated note holders exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreements and sold the common stock. All of our obligations under the warrant agreement were extinguished at the time the investor sold the common stock and the debt was repaid. Upon the repayment of the subordinated note, the Company incurred a prepayment penalty of $120,000. As part of the refinancing, the Company extended the maturity date of the revolving loan to June 2007, increased the maximum revolving loan limit from $5.0 million to $8.5 million, entered into a new secured equipment loan for $1.2 million and obtained a new $300,000 line of credit to fund future purchases of equipment. At the time the subordinated note was repaid, the Company recorded a one-time non-cash expense to extinguish the unamortized original issue discount of approximately $741,000 and wrote-off the deferred financing costs of approximately $420,000 that were incurred when the subordinated debt was acquired.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The new revolving line of credit allows for borrowings based upon advance rates that are applied to our eligible accounts receivable and inventory at the prime rate, currently 6%, or LIBOR plus 2.25%, and requires that we maintain $750,000 of excess availability at all times. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 0.5% or LIBOR plus 2.75%. In addition, a $3,000,000 overadvance was borrowed at the prime rate plus 1% or LIBOR plus 3.25%. The overadvance is repayable over a 15-month period. As of March 31, 2005, we had approximately $4.6 million outstanding and approximately $3.4 million available on our revolving line of credit.

        The new revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of March 31, 2005.

        At March 31, 2005, the Company had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus .75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at March 31, 2005.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change based upon our success in selling our OnDemand systems. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        We believe that the cash generated from operations during the next fiscal year and our available lines of credit will be sufficient to meet our liquidity requirements.

OFF-BALANCE SHEET ARRANGEMENTS

        In accordance with the definition under the new SEC rules, the following qualify as off-balance sheet arrangements:

  any obligation under certain guarantee contracts;

  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

  any obligation, including a contingent obligation, under a contract that would be accounted for as derivative instruments; and

  any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        We currently do not have any off-balance sheet arrangements as defined above.

CONTRACTUAL OBLIGATIONS

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of March 31, 2005:

		Less Than	1 – 3	4 – 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)

Long-Term Debt	$6,810	$677	$6,133	$–	$–
Capital Leases	$145	$44	$101	$–	$–
Operating Leases	$9,369	$819	$2,408	$1,642	$4,500

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed above under “Item 1. Business”. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Valuation of Accounts Receivable

        Our allowance for doubtful accounts was approximately $199,000 and $187,000 at March 31, 2005 and 2004, respectively, and is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was approximately $205,000 and $195,000 at March 31, 2005 and 2004, respectively.

Self-Insurance Plan Reserve

        We established a reserve for unpaid medical claims of approximately $49,000 and $101,000 at March 31, 2005 and 2004, respectively. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

Impairment Valuations

        On a quarterly basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of the related asset or liability below it’s carrying amount, the related asset or liability would be tested for impairment.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the periods ended March 31, 2005 and 2004, totaled approximately $177,000 and $161,000, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We do not have any material market risk sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, notes thereto and the report of Grant Thornton LLP, our independent registered public accountants, are set forth on the pages indicated at Item 15 and are incorporated into this item by reference.

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2005 fiscal year.

Code of Ethics and Business Conduct

        Our commitment to ethical business conduct is a fundamental shared value of our board of directors, management and employees and critical to our success. On June 26, 2003, we adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, consultants, agents and representatives. The Code provides that our representatives will uphold our ethical standards as vigorously as they pursue our financial objectives, and that honesty and integrity will not be compromised by our representatives anywhere at any time. A copy of the Code is posted on our web site www.mts-mt.com, and is available, free of charge upon request by contacting the Company at ir@mts-mt.com.

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

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2005 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2005 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2005 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2005 fiscal year.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)		The following documents are filed as part of this report:

	1.	Financial Statements. The consolidated financial statements, and related notes thereto, of MTS with the independent auditors' report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 29 of this report.

	2.	Consolidated Financial Statement Schedule. The consolidated financial statement schedule of MTS is included in Part IV of this report on the page indicated by the Index to Financial Statements as beginning on page 53 of this report. The independent auditor's report as presented on page 52 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto.

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

On February 25, 2005, we filed a Current Report in which we disclosed, under Item 1, the Compensation Committee of the Company’s Board of Directors approval on February 24, 2005 of accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater.

On February 2, 2005, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 9, a press release regarding its financial results for the fiscal quarter ended December 31, 2004.

On February 16, 2005, we filed a Current Report on Form 8-K in which we announced under Item 5, a press release regarding the election of Mr. Allen Braswell, Jr. effective January 31, 2005, to serve as a member of the MTS board of directors.

On January 10, 2005, we filed a Current Report on Form 8-K in which we submitted, under Items 1 and 9, an Employment Agreement Termination and Retirement Agreement between Michael P. Conroy and MTS dated December 29, 2004.

c.		List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of, or incorporated by reference into this report.

d.		Financial Statement Schedules. See Item 15(a) above.

MTS MEDICATION TECHNOLOGIES, INC.

        All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MTS Medication Technologies, Inc. and Subsidiaries
St. Petersburg, Florida 33702

        We have audited the accompanying consolidated balance sheets of MTS Medication Technologies, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTS Medication Technologies, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THRONTON, LLP
Tampa, Florida

May 18, 2005

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

(In Thousands)

ASSETS

	2005	2004

Current Assets:
Cash	$373	$59
Accounts Receivable, Net	6,930	6,712
Inventories, Net	4,947	3,918
Prepaids and Other	89	411
Deferred Tax Benefits	1,805	2,309

Total Current Assets	14,144	13,409

Property and Equipment, Net	4,871	4,002
Other Assets, Net	2,899	3,410

Total Assets	$21,914	$20,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,021	$4,341
Current Maturities of Long-Term Debt	431	272
Current Maturities of Related Party Note Payable	290	244

Total Current Liabilities	4,742	4,857

Long-Term Debt, Less Current Maturities	5,492	7,010
Related Party Note Payable, Less Current Maturities	742	1,030
Lease Incentive	350	–

Total Liabilities	11,326	12,897

Stockholders' Equity:
Common Stock	59	49
Preferred Stock	2	2
Capital In Excess of Par Value	13,786	12,426
Accumulated Deficit	(2,931)	(4,225)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	10,588	7,924

Total Liabilities and Stockholders' Equity	$21,914	$20,821

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(In Thousands; Except Earnings Per Share Amounts)

	2005	2004	2003

Net Sales	$40,224	$34,384	$29,385

Costs and Expenses:
Cost of Sales	24,841	20,936	17,783
Selling, General and Administrative	9,697	7,473	6,330
Depreciation and Amortization	1,912	1,342	964

Total Costs and Expenses	36,450	29,751	25,077

Operating Profit	3,774	4,633	4,308

Other (Income) Expenses
Interest Expense	613	851	876
Amortization of:
Financing Costs	500	364	271
Original Issue Discount	803	248	189
Other (Income)	(400)	–	–

Total Other Expenses	1,516	1,463	1,336

Income Before Taxes	2,258	3,170	2,972

Income Tax Expense	964	1,190	1,124

Net Income Before Preferred Stock Dividend	1,294	1,980	1,848

Non-Cash Constructive Dividend Related to Beneficial Conversion Feature of Convertible Preferred Stock	–	–	347

Convertible Preferred Stock Dividends	220	220	168

Net Income Available to Common Stockholders	$1,074	$1,760	$1,333

Net Income Per Basic Common Share	$0.19	$0.35	$0.28

Net Income Per Diluted Common Share	$0.18	$0.29	$0.26

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(In Thousands)

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital in			Total
					Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance March 31, 2002	0	$0	4,331,161	$43	$8,806	$(8,053)	$(328)	$468
Stock Options and Warrants Exercised			62,462	1	48			49
Warrants Issued					1,564			1,564
Preferred Stock Issued	2,000	2			1,998			2,000
Costs Related to Equity Issued					(368)			(368)
Convertible Preferred Stock Dividend					(168)			(168)
Non-Cash Constructive Dividend Related to Beneficial
Conversion Feature of Convertible Preferred Stock					(347)			(347)
Amortization of Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible Preferred Stock					347			347
Net Income						1,848		1,848

Balance March 31, 2003	2,000	2	4,393,623	44	11,880	(6,205)	(328)	5,393
Stock Options and Warrants Exercised			469,497	5	507			512
Tax Benefit from Stock Options Exercised					178			178
Convertible Preferred Stock Dividend					(220)			(220)
Foreign Currency Translation Adjustment					81			81
Net Income						1,980		1,980

Balance March 31, 2004	2,000	2	4,863,120	49	12,426	(4,225)	(328)	7,924
Stock Options and Warrants Exercised			923,100	9	642			651
Stock Grant Issued			50,000	1	351			352
Acceleration of Option Vesting					10			10
Tax Benefit from Stock Options Exercised					506			506
Convertible Preferred Stock Dividend					(220)			(220)
Foreign Currency Translation Adjustment					71			71
Net Income						1,294		1,294

Balance March 31, 2005	2,000	$2	5,836,220	$59	$13,786	$(2,931)	$(328)	$10,588

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003

Operating Activities
Net Income	$1,294	$1,980	$1,848

Adjustments to Reconcile to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,912	1,342	964
Amortization of Deferred Financing Costs	500	364	271
Deferred Income Tax Expense	964	1,148	1,062
Amortization of Original Issue Discount	803	248	189
Reserve for Obsolete Inventory	132	112	249
Development Costs Written Off	–	–	115
Restricted Stock Grant Awarded	352	–	–
Acceleration of Option Vesting	10	–	–
Lease Incentive	350	–	–
(Increase) Decrease in:
Accounts Receivable	(160)	(1,956)	(1,300)
Inventories	(1,207)	(878)	(594)
Prepaids and Other	340	(335)	123
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(317)	571	302

Total Adjustments	3,679	616	1,381

Net Cash Provided by Operating Activities	4,973	2,596	3,229

Investing Activities
Expended for Property and Equipment	(1,952)	(1,469)	(1,140)
Expended for Product Development	(606)	(451)	(556)
Expended for Patents and Other Assets	(77)	(89)	(33)

Net Cash Used by Investing Activities	(2,635)	(2,009)	(1,729)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(138)	(1,493)	(12,410)
Payments on Related Party Note Payable	(227)	(178)	–
Net Advances on Revolving Line of Credit	1,342	456	3,465
Issuance of Convertible Preferred Stock	–	–	2,000
Expended for Financing Costs	(106)	–	(1,151)
Dividends on Convertible Preferred Stock	(220)	(220)	(168)
Exercise of Stock Options	653	512	49
Proceeds from Borrowing on Subordinated Notes and Long-Term Debt	–	–	6,700
Payments on Subordinated Notes	(4,000)	–	–
Borrowing on Term Loans	1,200	–	–
Payments on Term Loans	(583)	–	–

Net Cash Used by Financing Activities	(2,079)	(923)	(1,515)

Effect of Exchange Rate Changes on Cash	55	–	–

Net Increase (Decrease) in Cash	314	(336)	(15)
Cash at Beginning of Period	59	395	410

Cash at End of Period	$373	$59	$395

See Note 18 for supplemental disclosures of other cash flow information.
The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005, 2004 AND 2003

NOTE 1 – BACKGROUND INFORMATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”).

        MTS primarily manufactures and sells disposable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary disposable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated equipment for manufacturing the disposable medication punch cards. The disposable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS in the United Kingdom.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTS and MTS Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2005 and 2004, the Company’s cash and cash equivalents include the United States dollar equivalent of approximately $373,000 and $59,000, respectively, maintained in a bank in the UK. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. As of March 31, 2005 and 2004, the Company has established an inventory valuation allowance of approximately $205,000 and $195,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand® machine sales agreements with its customers. The warranty period is generally for a six-month period. Warranty and service costs incurred during the periods ended March 31, 2005 and 2004 totaled approximately $177,000 and $161,000, respectively. The reserve is an estimate based on historical trends, the number of machines under warranty, the cost of replacement parts and the expected reliability of our products. Warranty and service costs are charged against the accrual when incurred.

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

        The geographic sales of the Company are primarily in the United States. There were two customers whose sales accounted for approximately 23%, 27% and 15% of net sales for fiscal years 2005, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

        The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. We review the status of our accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts.

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

Years
Property and Equipment....................................................	3 - 7
Leasehold Improvements..................................................	12

        The Company uses accelerated methods of depreciation for tax purposes.

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $139,000, $161,000 and $172,000 in research and development costs during fiscal years 2005, 2004 and 2003, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring certain of these costs to inventory. The Company capitalized approximately $606,000, $451,000 and $556,000 of product development costs during the years ended March 31, 2005, 2004 and 2003, respectively.

        All remaining product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was approximately $362,000, $355,000 and $303,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

        At March 31, 2005 and 2004, the Company’s capitalized product development costs, included in its OnDemand system, represented $1,843,000 and $1,720,000, respectively, of the total capitalized product development costs. During the year ended March 31, 2005, the Company sold ten (10) OnDemand systems.

Other Assets

        Other assets are carried at cost less accumulated amortization. Amortization is being calculated on a straight-line basis over a three-year to seventeen-year period (see Note 6).

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or the fair value less cost to sell, except for assets that are related to discontinued operations, which are reported at the lower of carrying value or net realizable value. There were no impairment losses in 2005, 2004 and 2003.

Earnings Per Share

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of earnings. Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding (see Note 15).

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

	2005	2004	2003

Net Income Available to Common Shareholders as Reported	$1,074	$1,760	$1,333

Less:

Stock Based Employee Compensation Cost Under the Fair Value Based Method, Net of Related Tax Effect	1,278	519	512

Net (Loss) Income Pro Forma	$(204)	$1,241	$821

Net Income Per Common Share, Basic as Reported	$0.19	$0.35	$0.28

Net (Loss) Income Per Common Share, Basic Pro Forma	$(0.04)	$0.24	$0.17

Net Income Per Share – Diluted as Reported	$0.18	$0.29	$0.26

Net (Loss) Income Per Share – Diluted Pro Forma	$(0.04)	$0.21	$0.17

For Basic Income Per Share – Weighted Average Shares	5,639	5,081	4,793

For Diluted Income Per Share – Weighted Average Shares	7,129	6,910	5,893

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal years 2005, 2004 and 2003, respectively, no dividend yield for all years, expected volatility of 112, 133 and 127 percent; risk-free interest rates of 3.0, 3.0 and 4.0 percent, and three-year expected lives for all years.

        On February 24, 2005, in response to the recently published accounting standard, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share of greater. All of these options are in-the-money and all are held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,250 or slightly less than $.001 per share on a fully diluted basis.

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of July 1, 2005, is approximately $750,000, all of which is related to options held by two executive officers and one employee of the Company.

        The above pro forma disclosures may not be representative of the affects on reported net (loss) earnings for future years, as options vest over several years, and the Company may continue to grant options to employees. For options granted with graded vesting, the Company amortizes compensation cost using the straight line method over the vesting period.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

        The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has reviewed the effect that SFAS 150 has on certain financial instruments issued in June 2002 (see Note 14) and has determined that these financial instruments are properly classified in its financial statements as of March 31, 2005.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the first quarter of 2007. The Company has not yet determined either the method or the impact of applying the various provisions of SFAS No. 123R.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

        In December 2004, FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

Accounting for the Transfer Pricing Effect on Inventory

        During the second quarter of fiscal year 2005 ended September 30, 2004, the Company determined that the inter-company transfer price markup on inventory sent to MTS Limited for sale into the United Kingdom market was not eliminated from the period-end inventory values. The cumulative effect as of the year ended March 31, 2004 would have been a reduction in pretax income of approximately $75,000. The cumulative effect as of the quarter ended June 30, 2004 would have been an increase in the pretax loss of approximately $134,000. The cumulative impact was reflected in the results in the quarter ended September 30, 2004. Management does not believe that the impact of this adjustment is material to the March 31, 2004 financial statements from a quantitative and qualitative perspective, or to the operating results and earnings trend for the year ending March 31, 2005.

Elimination of a Contingent Liability

        Medical Technology Laboratories, Inc. (MTL), formerly a wholly owned subsidiary of MTS (MTL’s assets were sold to a third party in 2000), accrued approximately $400,000 for unpaid taxes assessed by the Agency for Health Care Administration (AHCA) on clinical laboratories in the state of Florida. The tax was disputed and the Company received no further notification from the state. The statue of limitations on the collection of the AHCA tax has expired. Accordingly, the reserve was reversed to other income in the fiscal year ending March 31, 2005.

Reclassification of Certain Amounts

        Certain amounts on the consolidated balance sheet as of March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation. As of September 30, 2004, the Company refined its classification of outstanding accounts payable disbursements in the accompanying condensed consolidated balance sheets. This refinement resulted in a reclassification of March 31, 2004 amounts of approximately $640,000 from long-term debt to a component of accounts payable and accrued liabilities. In addition, the Company refined its classification of certain machinery on rent with customers in the accompanying condensed consolidated balance sheets, which resulted in a reclassification of March 31, 2004 amounts of approximately $114,000 from inventories, net, to a component of property and equipment, net. The Company does not believe that the reclassifications have a material effect on the March 31, 2004 financial statements, both from a quantitative and qualitative perspective.

NOTE 3 – ACCOUNTS RECEIVABLE

        Accounts Receivable is shown net of allowance for doubtful accounts of $199,000 and $187,000 at March 31, 2005 and 2004, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Beginning Balance	$187	$138
Provision for Doubtful Accounts	57	152
Charge-Offs	(45)	(103)

Ending Balance	$199	$187

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk – The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2005 and 2004, three customers comprised approximately 32% and 31%, respectively, of the total outstanding accounts receivable, and one of those customers represented 15% and 13%, respectively, of the total accounts receivable on that date.

NOTE 4 – INVENTORIES

        Inventories consist of the following:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Raw Material	$2,374	$1,762
Finished Goods and Work In Progress	2,778	2,351
Less: Inventory Valuation Allowance	(205)	(195)

	$4,947	$3,918

        The changes in the inventory valuation allowance are summarized as follows:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Beginning Balance	$195	$183
Provision for Obsolescence	132	112
Charge-Offs	(122)	(100)

Ending Balance	$205	$195

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 5 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Property and Equipment	$11,980	$10,657
Leasehold Improvements	1,091	816

	13,071	11,473
Less Accumulated Depreciation and Amortization	(8,200)	(7,471)

	$4,871	$4,002

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $1,242,000, $767,000 and $577,000 for fiscal years ending March 31, 2005, 2004 and 2003, respectively.

NOTE 6 – OTHER ASSETS

        Other assets consists of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2005	2004

		(In Thousands)

Product Development (see Note 2)	3 – 5	$2,902	$2,383
Less: Accumulated Amortization		(1,235)	(873)

		$1,667	$1,510

Patents	5 – 17	$2,423	$2,365
Less: Accumulated Amortization		(1,313)	(1,026)

		$1,110	$1,339

Financing Costs (see Note 8)	3 – 5	$106	$1,110
Less: Accumulated Amortization		(26)	(635)

		$80	$475

Other	5	$222	$221
Less: Accumulated Amortization		(180)	(135)

		$42	$86

Total Other Assets, Net		$2,899	$3,410

        All of the Company’s intangible assets are pledged as collateral on bank notes.

        The following is a schedule by year for the amortization of patents:

(In Thousands)

2006 .....................................................................	$256
2007 .....................................................................	$247
2008 .....................................................................	$241
2009 .....................................................................	$105
2010 .....................................................................	$11

        Patent amortization expense was approximately $288,000, $196,000 and $82,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities are comprised of the following:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Accounts Payable/Trade	$2,747	$2,490
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	955	953
Deferred Revenue	110	666
Medical Claims	49	101
Taxes	109	90
Other	51	41

	$4,021	$4,341

NOTE 8 – LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,	March 31,
	2005	2004

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at 1% above the prime rate (5.75% at March 31, 2005)	$4,625	$3,281

Bank term loan payable in graduated monthly installments of $16,000–$52,000 plus interest at 0.50% above the prime rate at March 31, 2005)
through June 2007. The interest rate prior to the June 2004 refinancing was 1.25% above the prime rate	1,072	455

Note payable to related party (see Note 12) payable in monthly installments of $28,785 including interest at 6.25% through July 2008	1,031	1,302

Subordinated Note – Face amount of $4,000,000, less unamortized original issue discount of $803,000 at March 31,2004, due June 26, 2007
plus interest payable monthly at 14%	–	3,197

Other Notes and Agreements	227	321

Total Long-Term Debt	6,955	8,556

Less Current Portion (including $290,000 and $244,000, respectively due to a related party)	(721)	(516)

Long-Term Debt Due After One Year	$6,234	$8,040

        In June 2004, the Company consummated a debt refinancing and repaid the entire amount, $4,000,000, of its subordinated note and term loan with a bank with the proceeds of an additional senior term loan and advances on its revolving line of credit. In April 2004, the subordinated note holders exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreements and sold the common stock. All of our obligations under the warrant agreement were extinguished at the time the investor sold the common stock and the debt was repaid. Upon the repayment of the subordinated note, the Company incurred a prepayment penalty of $120,000, which is included as a component of interest expense. As part of the refinancing, the Company extended the maturity date of the revolving loan to June 2007, increased the maximum revolving loan limit from $5.0 million to $8.5 million, entered into a new secured equipment loan for $1.2 million and obtained a new $300,000 line of credit to fund future purchases of equipment. At the time the subordinated note was repaid, the Company recorded a one-time non-cash expense to extinguish the unamortized original issue discount of approximately $741,000 and wrote-off the deferred financing costs of approximately $420,000 that were incurred when the subordinated debt was acquired.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. As of March 31, 2005, we had approximately $3.4 million available on our revolving line of credit.

        The new revolving line of credit allows for borrowings based upon advance rates that are applied to our eligible accounts receivable and inventory at the prime rate or LIBOR plus 2.25%, and requires that we maintain $750,000 of excess availability at all times. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 1% or LIBOR plus 2.75%. In addition, a $3,000,000 overadvance was borrowed at the prime rate plus 1% or LIBOR plus 3.25%. The overadvance is repayable over a 15-month period.

        The new revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of March 31, 2005.

        The following is a schedule by year of the regularly scheduled principal payments required on the notes payable and long-term debts as of March 31, 2005:

(In Thousands)

2006 ....................................................	$721
2007 ....................................................	$912
2008 ....................................................	$5,203
2009 ....................................................	$119
2010 ....................................................	$–
Thereafter ..........................................	$–

        Interest expense for the years 2005, 2004 and 2003 amounted to approximately $613,000, $851,000 and $876,000, respectively.

        At March 31, 2005, the Company had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at March 31, 2005.

NOTE 9 – LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2005.

(In Thousands)

2006 ....................................................	$819
2007 ....................................................	$766
2008 ....................................................	$821
2009 ....................................................	$821
Thereafter ..........................................	$6,142

        We currently lease 115,000 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease automatically expands to 132,500 square feet on October 1, 2006. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are $35,000 plus tax in the first six months and increase to $80,275 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement 13, “Accounting for Leases”. Pursuant to the terms of the lease, the Company was paid a lease incentive of $400,000, which will be amortized to rental expense over the term of the lease. The lease incentive has been recorded in the accompanying condensed consolidated balance sheet under the caption lease incentive with the current portion of approximately $33,000 being included in the accounts payable and accrued liabilities. In addition, the Company has accelerated the amortization of approximately $250,000 associated with the abandonment of leasehold improvements that were made to the former premises. Also, the Company incurred approximately $344,000 in cost associated with the move to the new facility and expenses associated with bringing the former premises into a condition acceptable to the landlord, which were expensed as incurred.

        The Company also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2006.

        MTS Medication Technologies International, Ltd. currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of one year, and the monthly lease payments are approximately $3,400. The lease expires on May 20, 2006.

        Rent expense amounted to approximately $788,000, $533,000 and $439,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

NOTE 10 – 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2005, 2004 and 2003, the Company contributed approximately $42,000, $38,000 and $43,000, respectively, to the plan.

NOTE 11 – SELF INSURANCE PLAN

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2005, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $665,000. Reinsurance limits for subsequent fiscal years may change. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $49,000 and $101,000 at March 31, 2005 and 2004, respectively, for all unpaid claims incurred and reported during fiscal year 2005 and an estimate of claims incurred during fiscal year 2005 that have not been reported as of March 31, 2005.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – TAXES

        The components of income tax expense is as follows:

	Years Ended March 31,

	2005	2004	2003

	(In Thousands)

Current Income Taxes	$11	$42	$62
Deferred Income Taxes (Principally related to the use of the tax loss carryforward)	953	1,148	1,062

Income Tax Expense	$964	$1,190	$1,124

        Total income tax expense for 2005, 2004 and 2003 resulted in effective tax rates of 42.7%, 37.5%, and 37.8%, respectively. The reasons for the differences between these effective tax rates and the United States statutory rate of 34.0% are as follows:

	Years Ended March 31,

	2005	2004	2003

	(In Thousands)

Tax Expense at United States Statutory Rate	$768	$1,078	$1,011
State Income Tax, Net	101	106	99
Other	95	6	14

	$964	$1,190	$1,124

        Deferred taxes consist of the following:

	March 31, 2005	March 31, 2004

	(In Thousands)
Deferred Tax Assets:
Tax Loss Carry Forward	$1,470	$2,077
Reserves and Provisions	825	396
Inventory Valuation Allowance	73	74
Allowance for Doubtful Accounts	70	71
Depreciation/Amortization Temporary Difference	(633)	(309)

Deferred Income Taxes	$1,805	$2,309

        The Company believes that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards of approximately $3.9 million that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020.

        The Company anticipates that its net income, before taxes, will fully utilize the remaining deferred tax asset. Accordingly, the entire deferred tax asset has been classified as current.

NOTE 14 – STOCKHOLDERS’ EQUITY

        Stockholders’ Equity consists of the following:

	March 31,	March 31,	March 31,
	2005	2004	2003
Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000	10,000
Issued Shares	2,000	2,000	2,000
Outstanding Shares	2,000	2,000	2,000

	March 31,	March 31,	March 31,
	2005	2004	2003
Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000	25,000,000
Outstanding Shares	5,836,220	4,863,120	4,393,623
Issued Shares	5,836,220	4,863,120	4,393,623

Series A Convertible Participating Preferred Stock

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended March 31, 2005, all dividends were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the Over The Counter Bulletin Board (“OTCBB”). The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. In addition, the terms of the convertible preferred stock agreement contains certain antidilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

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

Stock Options

        MTS Medication Technologies, Inc. Stock Incentive Plan (the “Plan”) provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,100,000 shares of common stock are reserved for issuance under the Plan. As of March 31, 2005, options to purchase 1,092,800 shares were outstanding and 234,100 options are available for issuance under the Plan.

        Activity related to options is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2002	1,449,806	$0.48	-	$25.00	$2.04
Granted in Fiscal 2002:
Officers and Directors	43,000	$2.30	-	$2.67	$2.47
Employees	84,000	$2.30	-	$2.80	$2.62
Options Exercised	(31,600)	$1.50	-	$2.50	$1.55
Options Expired	(23,400)	$1.45	-	$2.66	$1.99

Outstanding at March 31, 2003	1,521,806	$0.48	-	$25.00	$2.10
Granted in Fiscal 2003:
Officers and Directors	89,000	$4.35	-	$12.45	$5.25
Employees	43,333	$3.21	-	$4.55	$4.97
Options Exercised	(404,791)	$1.50	-	$2.50	$1.79
Options Expired	(78,048)	$1.40	-	$25.00	$4.15

Outstanding at March 31, 2004	1,171,300	$0.48	-	$15.95	$2.38
Granted in Fiscal 2004:
Officers and Directors	275,000	$5.65	-	$6.55	$6.45
Employees	160,000	$6.50	-	$6.55	$6.54
Options Exercised	(356,583)	$1.45	-	$4.55	$1.90
Options Expired	(156,917)	$1.50	-	$15.95	$2.36

Outstanding at March 31, 2005	1,092,800	$0.48	-	$15.00	$4.07

Outstanding Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$0.48 - $2.35	315,000	5.96	$1.56
2.50 - $5.00	322,500	5.14	$3.03
$5.65 - $15.00	444,800	9.68	$6.62

Exercisable Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$0.48 - $2.35	310,000	5.93	$1.54
2.50 - $5.00	226,500	3.78	$2.80
$6.50 - $15.00	424,800	9.70	$6.67

The options outstanding at March 31, 2005 expire on various dates commencing in October 2005 and ending in March 2014.

The weighted average grant date fair value of options granted during fiscal years 2005, 2004 and 2003 was $4.44, $3.48 and $1.75, respectively.

Warrants

        Activity related to warrants is as follows:

		Weighted Average
	Number of Shares	Exercise Price Per Share

Outstanding at March 31, 2002	129,600	$1.60
Granted in Fiscal 2002	691,517	.28
Warrants Exercised	(47,000)	.97
Warrants Expired	–	–

Outstanding at March 31, 2003	774,117	$.45
Granted in Fiscal 2003	–	–
Warrants Exercised	(178,100)	1.53
Warrants Expired	–	–

Outstanding at March 31, 2004	596,017	$0.19
Granted in Fiscal 2004	–	–
Warrants Exercised	(566,517)	.01
Warrants Expired	–	–

Outstanding at March 31, 2005	29,500	1.88

        The warrants expire on various dates commencing August 2008 and ending April 2009. All warrants are 100% vested at March 31, 2005.

        The weighted average grant date fair value of warrants granted during fiscal years 2005, 2004 and 2003 was $0, $0 and $2.72, respectively.

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

NOTE 15 – EARNINGS PER SHARE

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

        The net earnings per common share diluted calculation for the fiscal years ended March 31, 2005, 2004 and 2003 included the dilutive effect of 2,000 shares of convertible preferred stock which assumes conversion of the preferred stock using the “if converted” method. Under that method the convertible preferred shares are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and dividends associated with the preferred shares are added back to net income available to common stockholders. For purposes of the “if converted” calculation, 847,457, 847,457 shares and 645,000 shares of common stock was assumed to be converted for the twelve months ended March 31, 2005, 2004 and 2003 respectively. Additionally, dividends of $220,000, $220,000 and $168,000 for the twelve months ended March 31, 2005, 2004 and 2003, respectively, were added back to net income available to common stockholders for purposes of calculating diluted earnings per share using this method. The diluted earnings per share calculation for the fiscal year ended March 31, 2003 was conformed to the calculation used for the fiscal years ended March 31, 2005 and 2004.

        The following table sets forth the computation of income from continuing operations per basic and diluted common share:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003

	(In Thousands, Except Earnings Per Share Amounts)
Numerator:

Net Income Available to Common Stockholders	$1,074	$1,760	$1,333

Denominator:

Weighted Average Shares Outstanding – Basic	5,639	5,081	4,793

Add: Effect of Dilutive Options and Warrants	643	982	455

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	645

Weighted Average Shares Outstanding – Diluted	7,129	6,910	5,893

Net Income Per Common Share – Basic	$0.19	$0.35	$0.28

Net Income Per Common Share – Diluted	$0.18	$0.29	$0.26

        The effect of 9,800 and 11,400 options were not included in the calculation of net income per diluted common share for fiscal years 2005 and 2004, respectively, as the effect would have been anti-dilutive.

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note 14).

48

NOTE 16 – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing in June 2002. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as another asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. These financing costs were written off as part of the June 2004 debt refinancing. We incurred $105,000 in new financing costs in June 2004. Amortization expense related to the financing costs was $501,000 and $364,000 for the fiscal years ended March 31, 2005 and 2004, respectively.

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

NOTE 18 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2005	2004	2003

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$622	$851	$842

Cash Paid for Taxes	$61	$58	$–

2005 – Non-Cash Activities

        During the fiscal year ended March 31, 2005, the company:

  Reclassified approximately $134,000 in machine rentals from inventory to equipment.
  Reclassified approximately $47,000 in tax overpayments from deferred tax asset to receivable.
  Transferred approximately $87,000 in product development costs to inventory.
  Transferred approximately $25,000 in product development costs to equipment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors
MTS Medication Technologies, Inc.

        In connection with our audit of the consolidated financial statements of MTS Medication Technologies, Inc. and Subsidiaries referred to in our report dated May 18, 2005, which is included in the Company’s Annual Report on SEC Form 10-K as of and for the year ended March 31, 2005, we have also audited Schedule II for the years ended March 31, 2005, 2004 and 2003. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

/s/ GRANT THORNTON, LLP
Tampa, Florida

May 18, 2005

SCHEDULE II

MEDICAL TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2003, 2004 AND 2005

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to	Accounts	Balance
	Beginning of	Costs and	Written Off,	End of
	Year	Expenses	Net	Year

Inventory Valuation Allowance:

Year Ended March 31, 2003	$40	$250	$107	$183
Year Ended March 31, 2004	$183	$112	$100	$195
Year Ended March 31, 2005	$195	$132	$122	$205

Self Insured Medical Claims Reserve:

Year Ended March 31, 2003	$102	$285	$301	$86
Year Ended March 31, 2004	$86	$480	$465	$101
Year Ended March 31, 2005	$101	$591	$643	$49

Allowance for Doubtful Accounts:

Year Ended March 31, 2003	$101	$50	$13	$138
Year Ended March 31, 2004	$138	$152	$103	$187
Year Ended March 31, 2005	$187	$57	$45	$199

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2005	Medical Technology Systems, Inc.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	June 28, 2005
Todd E. Siegel	(principal executive officer)

/s/Michael Branca	Chief Financial Officer and Vice President	June 28, 2005
Michael Branca	(principal financial officer)

/s/Michael Stevenson	Chief Operating Officer	June 28, 2005
Michael Stevenson

/s/Teresa Dunbar	Principal Accounting Officer and Controller	June 28, 2005
Dunbar

/s/John Stanton	Director and Vice Chairman of the Board of Directors	June 28, 2005
John Stanton

/s/David W. Kazarian	Director	June 28, 2005
David W. Kazarian

/s/Frank A. Newman	Director	June 28, 2005
Frank A. Newman

/s/Allen Braswell	Director	June 28, 2005
Allen Braswell

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Certificate of Designation of Series A Preferred Stock. (4)
3.5	Bylaws. (1)
4.1	Specimen Stock Certificate. (3)
4.2	See Exhibits 10.13-10.16, 10.26-10.30, 10.34, and 10.39-10.41 for Instruments Defining the Rights of Security Holders.
10.1	Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio. (5)
10.2	Addendum to Lease dated September 30, 1993 with Leslie A. Rubin for facilities located at 12920 and 12910 Automobile Boulevard, Clearwater, Florida. (5)
10.3	Form of Director/Officer Indemnification Agreement (5)
10.4	Stock Option Plan dated March 4, 1997 (6)
10.5	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.6	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.7	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.8	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.9	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003. (8)
10.10	Employment Agreement between Medical Technology Systems, Inc. and Michael P. Conroy, dated July 1, 2003. (8)
10.11	Subordination Agreement between Eureka I, L.P., LaSalle Business Credit, Inc., Medical Technology Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.12	Securities Purchase Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.13	Senior Subordinated Note between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.14	Registration Rights Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.15	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and JADE Partners dated June 26, 2002. (4)
10.16	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and Todd E. Siegel dated June 26, 2002. (4)
10.17	Guarantor Security Agreement between Eureka I, L.P., MTS Packaging Systems, Inc., Medication Management Technology, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc., LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing dated June 26, 2002. (4)
10.18	Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002.
10.19	Securities Pledge Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and LifeServ Technologies, Inc. dated June 26, 2002. (4)
10.20	Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002. (4)
10.21	Trademark Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.22	Trademark Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.23	Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.24	Patent Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)

Exhibit No.	Description

10.25	Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.26	Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.27	Term Note A between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.28	Term Note B between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.29	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002 (4)
10.30	Capex Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.31	Continuing Unconditional Guaranty between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.32	Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.33	Guarantor Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender, Medication Management Technologies, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing, Inc. dated June 26, 2002. (4)
10.34	First Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.35	First Amendment to Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.36	Continuing Unconditional Guarantee between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems International, Ltd. dated July 8, 2003. (9)
10.37	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (10)
10.38	Co-Marketing Agreement between Cardinal Health and Medical Technology Systems, Inc. dated May 13, 2004. (10)
10.39	Second Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004.(10)
10.40	Term Note C between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (10)
10.41	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (10)
10.42	Employment Agreement between MTS Medication Technologies, Inc. and Michael D. Stevenson dated April 1,2004. (11)
10.43	Employment Agreement between MTS Medication Technologies, Inc. and Michael Branca dated September 1, 2004. (11)
10.44	Employment Agreement Termination and Retirement Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated December 29, 2004. (12)

Exhibit No.		Description

	10.45	Current report regarding financial results for the fiscal quarter ended December 31, 2004. (13)
	10.46	Current report announcing election of Mr. Allen Braswell, Jr., effective January 31, 2005, to serve as a member of the MTS board of directors. (14)
	10.47	Current report announcing Compensation Committee approval of the acceleration of vesting of options to acquire 205,000 shares of the Company's stock, which accounted for all of the outstanding options with an exercise price of $6.50 per share of greater. (15)
	23	Consent of Grant Thornton LLP dated May 18, 2005 (*)
	31.1	Certification by the Chief Executive Officer of MTS pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certification by the Chief Financial Officer of Med Tech pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certification by the Chief Executive Officer of Med Tech pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
	32.2	Certification by the Chief Executive Officer of Med Tech pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(1)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (SEC File No. 33-17852) filed October 9, 1987
(2)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 No. 33-40678 filed with the Commission on May 17, 1991
(3)		Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 No 333-112212 filed with the Commission January 26, 2004
(4)		Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 2002, filed July 1, 2002.
(5)		Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 1995, filed July 13, 1995.
(6)		Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(7)		Incorporated herein by reference to Form 10-Q filed November 12, 1998 for quarter ending September 30, 1998.
(8)		Incorporated herein by reference to Form 10-Q file August 15, 2003 for quarter ending June 30, 2003.
(9)		Incorporated herein by reference to Form 10-Q filed November 13, 2003 for quarter ending September 30, 2003.
(10)		Incorporated herein by reference to Form 10-K filed June 29, 2004 for year ending March 31, 2004.
(11)		Incorporated herein by reference to Form 8-K filed September 10, 2004.
(12)		Incorporated herein by reference to Form 8-K filed January 10, 2005.
(13)		Incorporated herein by reference to Form 8-K filed February 2, 2005.
(14)		Incorporated herein by reference to Form 8-K filed February 16, 2005.
(15)		Incorporated herein by reference to Form 8-K filed February 25, 2005.
(*)		Filed herein

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

        We have issued our reports dated May 18, 2005 accompanying the consolidated financial statements and schedule included in the Annual Report of MTS Medication Technologies, Inc. on Form 10-K for the year ended March 31, 2005. We hereby consent to the incorporation by reference of said reports in the Registration Statement of MTS Medication Technologies, Inc. on Forms S-8 (File No. 333-56384 effective March 1, 2001) and Form S-3 (File No. 333-112212, effective February 6, 2004).

/s/ GRANT THRONTON, LLP
Tampa, Florida

May 18, 2005

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 28, 2005	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael Branca, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 28, 2005	By:	/s/ Michael Branca
Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 28, 2005

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Medical Technology Systems, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 28, 2005

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer