Form 10-Q
period 2005-06-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2005-08-10
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2005

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

             As of July 27, 2005, the registrant had 5,911,502 shares of common stock, $.01 par value per share, issued and outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30, 2005	March 31, 2005

	(Unaudited)

Current Assets:
Cash	$229	$373
Accounts Receivable, Net	5,953	6,930
Inventories, Net	5,771	4,947
Prepaids and Other	218	89
Deferred Tax Benefits	1,652	1,805

Total Current Assets	13,823	14,144

Property and Equipment, Net	4,837	4,871
Other Assets, Net	2,862	2,899

Total Assets	$21,522	$21,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,403	$4,021
Current Maturities of Long-Term Debt	470	431
Current Maturities of Related Party Note Payable	294	290

Total Current Liabilities	5,167	4,742

Long-Term Debt, Less Current Maturities	4,461	5,492
Related Party Note Payable, Less Current Maturities	666	742
Lease Incentive	342	350

Total Liabilities	10,636	11,326

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	59	59
Capital In Excess of Par Value	13,757	13,786
Accumulated Deficit	(2,604)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	10,886	10,588

Total Liabilities and Stockholders' Equity	$21,552	$21,914

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Net Sales	$9,496	$10,013
Costs and Expenses:
Cost of Sales	5,813	6,229
Selling, General and Administrative	2,648	2,231
Depreciation and Amortization	436	498

Total Costs and Expenses	8,897	8,958
Operating Profit	599	1,055
Other Expenses
Interest Expense	90	313
Amortization of:
Financing Costs	9	475
Original Issue Discount	–	803

Total Other Expenses	99	1,591

Income (Loss) Before Taxes	500	(536)
Income Tax Expense (Benefit)	173	(90)

Net Income (Loss) Before Preferred Stock Dividend	327	(446)
Convertible Preferred Stock Dividends	55	55

Net Income (Loss) Available to Common Stockholders	$272	$(501)

Net Income (Loss) Per Basic Common Share	$0.05	$(0.09)

Net Income (Loss) Per Diluted Common Share	$0.05	$(0.09)

Weighted Average Shares - Basic	5,896	5,549

Weighted Average Shares Outstanding - Diluted	7,167	5,549

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2005
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital in			Total
					Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance March 31, 2005	2,000	$2	5,894,502	$59	$13,786	$(2,931)	$(328)	$10,588

Stock Options Exercised			12,000		23			23

Stock Grant Issued			5,000		29			29

Convertible Preferred Stock Dividend					(55)			(55)

Tax Benefit from Stock Options Exercised					19			19

Foreign Currency Translation Adjustment					(45)			(45)

Net Income						327		327

Balance June 30, 2005	2,000	$2	5,911,502	$59	$13,757	$(2,604)	$(328)	$10,886

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Operating Activities
Net Income (Loss)	$327	$(446)

Adjustments to Reconcile to Net Cash Provided by Operating Activities:
Depreciation and Amortization	436	498
Amortization of Deferred Financing Costs	9	475
Deferred Income Tax Expense	173	(90)
Amortization of Original Issue Discount	–	803
Restricted Stock Grant Awarded	29	–
Lease Incentive	(8)	–
(Increase) Decrease in:
Accounts Receivable	959	(205)
Inventories	(835)	(143)
Prepaids and Other	(130)	(286)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	376	(423)

Total Adjustments	1,009	629

Net Cash Provided by Operating Activities	1,336	183

Investing Activities
Expended for Property and Equipment	(197)	(206)
Expended for Product Development	(166)	(44)
Expended for Patents and Other Assets	–	(20)

Net Cash Used by Investing Activities	(363)	(270)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(29)	(547)
Payments on Related Party Note Payable	(70)	–
Net (Pay Downs) Advances on Revolving Line of Credit	(918)	3,286
Expended for Financing Costs	–	(95)
Dividends on Convertible Preferred Stock	(55)	(55)
Exercise of Stock Options	23	287
Payments on Subordinated Notes	–	(4,000)
Borrowing on Term Loans	–	1,200
Payments on Term Loans	(48)	–

Net Cash (Used) provided by Financing Activities	(1,097)	76

Effect of Exchange Rate Changes on Cash	(20)	–

Net (Decrease) in Cash	(144)	(11)
Cash at Beginning of Period	373	59

Cash at End of Period	$229	$48

Supplemental Disclosure of Cash Flow Information

June 30, 2005 – Non-Cash Activities

Reclassified approximately $11,000 in machine rentals from Inventory to Property and Equipment.
Reclassified approximately $42,000 in software from Other Assets to Property and Equipment.
Reclassified approximately $8,000 in Equipment to Product Development.

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”). All other subsidiaries of the Company did not have operations during the three-month periods ended June 30, 2005 and 2004.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	June 30,	March 31,
	2005	2005

	(In Thousands)

Raw Material	$2,900	$2,374
Finished Goods and Work In Progress	3,101	2,778
Less: Inventory Valuation Allowance	(230)	(205)

	$5,771	$4,947

NOTE C – EARNINGS PER SHARE

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the basic weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended

	June 30, 2005	June 30, 2004

	(In Thousands, Except Per Share Amounts)
Numerator:

Net Income (Loss)	$327	$(446)

Convertible Preferred Stock Dividend	(55)	(55)

Net Income (Loss) Available to Common Stockholders	$272	$(501)

Denominator:

Weighted Average Shares Outstanding – Basic	5,896	5,549

Add: Effect of Dilutive Warrants and Options	424	–

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	–

Weighted Average Shares Outstanding – Diluted	7,167	5,549

Income (Loss) Per Common Share – Basic	$0.05	$(0.09)

Income (Loss) Per Common Share – Diluted	$0.05	$(0.09)

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional common shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

        This effect of outstanding options and warrants of approximately 790,000 shares and the effect of approximately 847,000 shares of common stock that would be issued upon conversion of the convertible preferred stock have not been included in the calculation of the loss per common share for the three months ended June 30, 2004 because their effect would have been anti-dilutive.

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

	Three Months Ended

	June 30, 2005	June 30, 2004

	(In Thousands, Except Per Share Amounts)

Net Income (Loss) to Common Shareholders as Reported	$272	$(501)
Less:
Stock Based Employee Compensation Cost Under the Fair Value Based Method, Net of Related Tax Effect	61	40

Net Income (Loss) Pro Forma	$211	$(541)

Net Income (Loss) Per Common Share, Basic as Reported	$0.05	$(0.09)

Net Income (Loss) Per Common Share, Basic Pro Forma	$0.04	$(0.10)

Net Income (Loss) Per Share, Diluted as Reported	$0.05	$(0.09)

Net Income (Loss) Per Share, Diluted Pro Forma	$0.04	$(0.10)

For Basic Income (Loss) Per Share – Weighted Average Shares	5,896	5,549

For Diluted Income (Loss) Per Share – Weighted Average Shares	7,167	5,549

NOTE E – REVENUE RECOGNITION

         The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand machines to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand machine until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

         Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE F – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

        The Company expenses product research and development costs as incurred. The Company incurred approximately $53,000 and $56,000 during the three months ended June 30, 2005 and 2004, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $166,000 and $44,000 of product development costs during the three months ended June 30, 2005 and 2004, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was approximately $95,000 and $90,000 for the three months ended June 30, 2005 and 2004, respectively.

        At June 30, 2005 and March 31, 2005, the Company’s capitalized product development costs included its new OnDemand product and versions thereof, which represented approximately $1,928,000 (excluding accumulated amortization) and $1,843,000, respectively, of the total capitalized product development costs (see Note K).

NOTE G – LONG-TERM DEBT

	June 30, 2005	March 31, 2005

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at 1% above the prime rate (6.25% at June 30, 2005)	$3,707	$4,625

Bank term loan payable in graduated monthly installments of $16,000-$52,000 plus interest at 0.5% above
the prime rate at June 30, 2005 through June 2007	1,024	1,072

Note payable to related party (see Note L) payable in monthly installments of $28,785 including interest at 6.25% through July 2008	960	1,031

Other Notes and Agreements	200	227

Total Long-Term Debt	5,891	6,955

Less Current Portion (including approximately $294,000 and $290,000, respectively, due to a related party)	(764)	(721)

Long-Term Debt Due After One Year	$5,127	$6,234

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was approximately $3.7 million borrowed and an additional $2.9 million available on the Company’s revolving line of credit at June 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of June 30, 2005.

        At June 30, 2005, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at June 30, 2005.

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

NOTE I – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended June 30, 2005, all dividends were paid in cash. Based on a conversion price of $2.36 per share, the preferred stock is convertible into 847,457 shares of the Company’s common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. The terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend in fiscal year 2003.

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

        During June 2005, the Company issued 5,000 common shares to its Chief Operating Officer as compensation under his employment agreement.  The Company recorded compensation expense in the amount of $29,250 during the three months ended June 30, 2005 based on the fair value of the shares at the grant date.

NOTE J – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing in June 2002. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as other assets and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. These financing costs were written off as part of the June 2004 debt refinancing. We incurred $106,000 in new financing costs in June 2004. Amortization expense related to the financing costs was $9,000 and $475,000 for the three months ended June 30, 2005 and 2004, respectively.

NOTE K – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	June 30,	March 31,
	(Years)	2005	2005

		(In Thousands)

Product Development (see Note F)	3 – 5	$3,076	$2,902
Less: Accumulated Amortization		(1,330)	(1,235)

		$1,746	$1,667

Patents (see Note L)	5 – 17	$2,423	$2,423
Less: Accumulated Amortization		(1,378)	(1,313)

		$1,045	$1,110

Financing Costs (see Note J)	3	$106	$106
Less: Accumulated Amortization		(35)	(26)

		$71	$80

Other	5	$–	$222
Less: Accumulated Amortization		–	(180)

		$–	$42

Total Other Assets, Net		$2,862	$2,899

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

NOTE M – LEASE COMMITMENTS

The Company currently leases 115,000 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease automatically expands to 132,500 square feet on October 1, 2006. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are approximately $50,000 plus tax in the first six months and increase to approximately $52,000 plus tax in the last six months of fiscal 2006. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement 13, “Accounting for Leases”. As a result, from October 1, 2004 through June 30, 2005, the Company has recorded lease expense of approximately $170,000 in excess of cash paid under this lease.

        Pursuant to the terms of the lease, the Company was paid a lease incentive of $400,000, which will be amortized to rental expense over the term of the lease. As of June 30, 2005, the lease incentive has been recorded in the accompanying condensed consolidated balance sheet under the caption “lease incentive” in the amount of approximately $342,000 with the current portion of approximately $33,000 being included in the accounts payable and accrued liabilities.

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

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the first quarter of fiscal 2007. The Company has not yet determined either the method or the impact of applying the various provisions of SFAS No. 123R.

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

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Results

        We produced revenue of $9.5 million in the first quarter ended June 30, 2005 compared with $10.0 million in the same period of the prior year. Revenue from sales of our disposable products to existing and new customers increased 10% overall. We believe the revenue increase in our disposable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. Our revenue for our OnDemand system declined, as we did not record any system sales in the first quarter ended June 30, 2005 compared with four systems in the same period of the prior year.

        The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Months Ended

	June 30, 2005	June 30, 2004

	(In Thousands; Except Per Share Amounts)

Net Revenue	$9,486	$10,013
Gross Profit	$3,683	$3,784
Operating Income	$599	$1,055
Net Income (Loss) Available to Common Stockholders	$272	$(501)
Diluted Earnings (Loss) Per Share	$0.05	$(0.09)

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

Revenue Recognition

         The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all disposables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand machines to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand machine until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

         Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable

        Our allowance for doubtful accounts of approximately $200,000 at June 30, 2005 is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was approximately $230,000 at June 30, 2005.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of approximately $49,000 at June 30, 2005. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

        Net sales for the three months ended June 30, 2005 was $9.5 million compared with $10.0 million during the same period in the prior year. Net sales increased for disposable punch cards and machines sold to new and existing customers by 10% overall. In addition, revenue associated with the sale of OnDemand machines was $0.2 million during the three months ended June 30, 2005 compared with $1.5 million in the same period in the prior year. Average selling prices for disposable products were slightly higher during the first quarter of fiscal 2005 compared to the same period in the prior fiscal year.

        Cost of sales for the three months ended June 30, 2005 was $5.8 million compared with $6.2 million during the same period in the prior year. Cost of sales as a percentage of sales decreased to 61.2% from 62.1% during the same period in the prior fiscal year. Cost of sales as a percentage of sales decreased primarily because the product cost of OnDemand machine as a percentage of sales is higher than the product cost of disposable punch cards, and there were no OnDemand machines sold in the first quarter this year compared with four in the first quarter the prior year.

Selling, general and administration expenses for the three months ended June 30, 2005 increased 18.7% to $2.6 million from $2.2 million in the prior year primarily due to increased staffing and personnel related costs. The Company has been adding personnel to support their growth plans in new products and new markets.

        Depreciation and amortization expenses for the three months ended June 30, 2005 decreased 12.5% to $436,000 from $498,000 during the same period in the prior fiscal year. The decrease resulted primarily due to accelerating the amortization of leasehold improvements made to our previous facility as a result of terminating our lease in anticipation of relocating in October 2004 offset by increased depreciation and amortization of capital expenditures made to the new facility.

        Interest expense for the three months ended June 30, 2005 decreased 71.3% to $90,000 from $313,000 during the same period in the prior fiscal year. The decrease results primarily from a $120,000 prepayment penalty incurred when our $4,000,000 subordinated note was repaid in June 2004 in conjunction with lower debt levels and lower interest rates as compared with the same period of the prior year.

        Amortization of original issue discount and financing costs was $0 and $9,000, respectively, in the first quarter of this year compared with $803,000 and $475,000, respectively, in the first quarter of the prior year. The decrease resulted from the repayment of our $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized income tax expense of $173,000 during the three months ended June 30, 2005 compared with a tax benefit of $90,000 during the same period in the prior fiscal year. This results from the fact that we incurred a net profit during the three-month period ended June 30, 2005 compared to net loss in the same period of the prior year. The increase in the effective tax rate for the period ended June 30, 2005 compared with the first quarter of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2005, we had a net income before preferred dividends of $327,000 compared with a net loss of $446,000 during the same period in the prior fiscal year. Cash provided by operations was $1.3 million during the three months ended June 30, 2005 compared with $183,000 provided during the same period in the prior fiscal year. We had working capital of $8.7 million at June 30, 2005.

        The increase in cash provided by operating activities during the three months ended June 30, 2005 compared with the same period in the prior fiscal year was due to a decrease in accounts receivable and the net income for the period.

        Investing activities used $363,000 during the three months ended June 30, 2005 compared with $270,000 during the same period in the prior fiscal year. The increase results primarily from an increase in expenditures for product development.

        Financing activities used $1.1 million during the three months ended June 30, 2005 compared with $76,000 provided during the same period in the prior fiscal year. The change results primarily from the pay down of the revolving line of credit and term loans.

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

        There was $3.7 million borrowed and an additional $2.9 million available on our revolving line of credit at June 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at June 30, 2005.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, are expected to be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, those controls.

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

MTS MEDICATION TECHNOLOGIES, INC.

Date: August 10, 2005	By:	/s/ Michael Branca

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2005	By:	/s/ Todd E. Siegel

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 10, 2005	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2005

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)     The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)     The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2005

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer