Form 10-Q
period 2005-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2005-11-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number:   001-31578

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ]   Yes      [X]    No

             As of November 14, 2005, the registrant had 6,008,805 shares of common stock, $.01 par value per share, issued and outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

ITEM 1.  FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30, 2005	March 31, 2005

	(Unaudited)
Current Assets:
Cash	$203	$373
Accounts Receivable, Net	6,511	6,930
Inventories, Net	5,240	4,947
Prepaids and Other	191	89
Deferred Tax Benefits	1,318	1,805

Total Current Assets	13,463	14,144

Property and Equipment, Net	4,577	4,871
Other Assets, Net	2,966	2,899

Total Assets	$21,006	$21,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,004	$4,021
Current Maturities of Long-Term Debt	513	431
Current Maturities of Related Party Note Payable	298	290

Total Current Liabilities	4,815	4,742

Long-Term Debt, Less Current Maturities	3,733	5,492
Related Party Note Payable, Less Current Maturities	590	742
Lease Incentive	333	350

Total Liabilities	9,471	11,326

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	59
Capital In Excess of Par Value	13,898	13,786
Accumulated Deficit	(2,097)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	11,535	10,588

Total Liabilities and Stockholders' Equity	$21,006	$21,914

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Revenue:
Net Sales	$11,338	$10,249	$20,834	$20,262

Costs and Expenses:
Cost of Sales	6,927	6,281	12,741	12,510
Selling, General and Administrative	2,625	2,694	5,273	4,925
Depreciation and Amortization	847	527	1,282	1,025

Total Costs and Expenses	10,399	9,502	19,296	18,460

Operating Profit	939	747	1,538	1,802

Other Expenses
Interest Expense	90	103	179	416
Amortization of:
Financing Costs	9	9	18	484
Original Issue Discount	–	–	–	803

Total Other Expenses	99	112	197	1,703

Income Before Income Taxes	840	635	1,341	99

Income Tax Expense	334	240	507	150

Net Income (Loss)	506	395	834	(51)

Convertible Preferred Stock Dividends	56	55	112	110

Net Income (Loss) Available to Common Stockholders	$450	$340	$722	$(161)

Net Income (Loss) Per Basic Common Share	$0.08	$0.06	$0.12	$(0.03)

Net Income (Loss) Per Diluted Common Share	$0.07	$0.06	$0.12	$(0.03)

Weighted Average Shares Outstanding – Basic	5,930	5,624	5,913	5,586

Weighted Average Shares Outstanding – Diluted	7,147	7,078	7,154	5,586

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2005
(In Thousands)

(Unaudited)

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital				Total
					In Excess of	Accumulated	Treasury		Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock		Equity

Balance March 31, 2005	2,000	$2	5,894,505	$59	$13,786	$(2,931)	$	(328)	$10,588

Stock Options and Warrants Exercised			107,600	1	231				$232

Stock Grant Issued			5,000		29				$29

Convertible Preferred Stock Dividend					(112)				$ (112)

Tax Benefit from Stock Options Exercised					20				$20

Foreign Currency Translation Adjustment					(56)				$(56)

Net Income						834			$834

Balance September 30, 2005	2,000	$2	6,007,105	$60	$13,898	$ (2,097)	$	(328)	$11,535

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	Six Months Ended September 30,

	2005	2004

Operating Activities
Net Income (Loss)	$834	$(51)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	18	484
Amortization of Original Issue Discount	–	803
Depreciation and Amortization	1,282	1,025
Income Tax Expense	507	150
Restricted Stock Grant Awarded	29	352
Lease Incentive	(17)	–
Loss on Disposal of Equipment	42	27
(Increase) Decrease in:
Accounts Receivable	402	794
Inventories	(309)	(708)
Prepaids and Other	(102)	(59)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(24)	114

Total Adjustments	1,828	2,982

Net Cash Provided by Operations	2,662	2,931

Investing Activities
Expended for Property and Equipment	(675)	(933)
Expended for Product Development	(439)	(147)
Expended for Patents and Other Assets	–	(36)

Net Cash Used by Investing Activities	(1,114)	(1,116)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(55)	(40)
Payments on Related Party Note Payable	(142)	(134)
(Paydowns) Advances on Revolving Line of Credit	(1,481)	1,569
Payments on Subordinated Notes	–	(4,000)
Borrowing on Term Loans and Subordinated Notes	–	1,200
Payments on Term Loans	(128)	(487)
Exercise of Stock Options	232	389
Expended for Financing Costs	–	(95)
Dividends on Convertible Preferred Stock	(112)	(110)

Net Cash Used by Financing Activities	(1,686)	(1,708)

Effect of Exchange Rate Changes on Cash	(32)	–

Net (Decrease) Increase in Cash	(170)	107
Cash at Beginning of Period	373	59

Cash at End of Period	$203	$166

Supplemental Information

Cash paid for interest	$182	$422

Supplemental Disclosure of Non-Cash Activities

Reclassification of machine rentals from Inventory to Equipment	$16	$66
Reclassification of software from Other Assets to Equipment	$42	$–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”). All other subsidiaries of the Company did not have operations during the six-month periods ended September 30, 2005 and 2004.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	September 30, 2005	March 31, 2005

	(In Thousands)

Raw Materials	$2,788	$2,374
Finished Goods and Work in Progress	2,796	2,778
Less: Inventory Valuation Allowance	(344)	(205)

	$5,240	$4,947

NOTE C – EARNINGS PER SHARE

        Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share are calculated by dividing net income by the basic weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income (Loss)	$506	$395	$834	$(51)

Minus:

Convertible Preferred Stock Dividend	56	55	112	110

Net Income (Loss) Available to Common Stockholders	$450	$340	$722	$(161)

Denominator:

Weighted Average Shares Outstanding – Basic	5,930	5,624	5,913	5,586

Add: Effect of Dilutive Warrants and Options	370	607	394	–

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	–

Weighted Average Shares Outstanding – Diluted	7,147	7,078	7,154	5,586

Income (Loss) Per Common Share – Basic	$0.08	$0.06	$0.12	$(0.03)

Income (Loss) Per Common Share – Diluted	$0.07	$0.06	$0.12	$(0.03)

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional common shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

        This effect of outstanding options and warrants of approximately 717,000 shares and the effect of approximately 847,000 shares of common stock that would be issued upon conversion of the convertible preferred stock have not been included in the calculation of the loss per common share for the six months ended September 30, 2004 because their effect would have been anti-dilutive. For the three and six months ended September 30, 2005, the effect of 436,000 common stock options have not been included in the calculation of the loss per common share because their effect would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

Net Income (Loss) Available to Common Shareholders as Reported	$450	$340	$722	$(161)

Less:
Stock Based Employee Compensation Cost Under
the Fair Value Based Method, Net of Related Tax Effect	(90)	(123)	(152)	(163)

Net Income (Loss) Pro Forma	$360	$217	570	$(324)

Net Income (Loss) Per Common Share, Basic as Reported	$0.08	$0.06	$0.12	$(0.03)

Net Income (Loss) Per Common Share, Basic Pro Forma	$0.06	$0.04	$0.10	$(0.06)

Net Income (Loss) Per Share, Diluted as Reported	$0.07	$0.06	$0.12	$(0.03)

Net Income (Loss) Per Share, Diluted Pro forma	$0.06	$0.04	$0.10	$(0.06)

For Basic Income Per Share – Weighted Average Shares	5,930	5,624	5,913	5,586

For Diluted Income Per Share – Weighted Average Shares	7,147	7,078	7, 154	5,586

        On August 5, 2005, in response to the recently published accounting standard, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire approximately 13,000 shares of the Company’s stock, which accounted for all unvested outstanding options with an exercise price of $5.65 per share or greater. All of these options are out-of-the-money and all are held by two executive officers. An option was considered out-of-the-money if the stated option exercise price was greater than $5.29, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on August 5, 2005.

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of April 1, 2007, is approximately $35,000, all of which is related to options held by two executive officers of the Company.

NOTE E – REVENUE RECOGNITION

        The Company recognizes revenue on the sale of machines, other than OnDemand systems, and all consumables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand systems as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand system is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand system represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand system installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand system, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand system is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand system is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand systems to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand system until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE F – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

        The Company expenses product research and development costs as incurred. The Company incurred approximately $152,000 and $104,000 during the six months ended September 30, 2005 and 2004, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $439,000 and $147,000 of product development costs during the six months ended September 30, 2005 and 2004, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was approximately $190,000 and $163,000 for the six months ended September 30, 2005 and 2004, respectively.

        At September 30, 2005 and March 31, 2005, the Company’s capitalized product development costs included its OnDemand product and versions thereof, which represented approximately $2,050,000 (excluding accumulated amortization) and $1,843,000, respectively, of the total capitalized product development costs (see Note K).

NOTE G – LONG-TERM DEBT

	September 30,	March 31,
	2005	2005

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at the prime rate (6.75% at September 30, 2005)	$3,144	$4,625

Bank term loan payable in graduated monthly installments of $16,000 -$52,000 plus interest
at 0.50% above the prime rate at September 30, 2005 through June 2007	944	1,072

Note payable to related party (see Note L) payable in monthly installments of $28,785 including interest at 6.25% through July 2008	888	1,031

Other Notes and Agreements	158	227

Total Long-Term Debt	5,134	6,955

Less Current Portion (including approximately $298,000 and $290,000, respectively, due to a related party)	(811)	(721)

Long-Term Debt Due After One Year	$4,323	$6,234

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was approximately $3.1 million borrowed and an additional $3.1 million available on the Company’s revolving line of credit at September 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of September 30, 2005.

        At September 30, 2005, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at September 30, 2005.

NOTE H – CONTINGENCIES

        In November 1998, Medical Technology Laboratories, Inc. (“MTL”), a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards (“MPS”). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

        The Company is involved in certain claims and legal actions arising in the ordinary course of business including the matter referred to above. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE I – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended September 30, 2005, all dividends were paid in cash. Based on a conversion price of $2.36 per share, the preferred stock is convertible into 847,457 shares of the Company’s common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. The terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend in fiscal year 2003.

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

        During June 2005, the Company issued 5,000 common shares to its Chief Operating Officer as compensation under his employment agreement.  The Company recorded compensation expense in the amount of $29,250 during the six months ended September 30, 2005 based on the fair value of the shares at the grant date.

NOTE J – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing in June 2002. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as other assets and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. These financing costs were written off as part of the June 2004 debt refinancing. We incurred $106,000 in new financing costs in June 2004. Amortization expense related to the financing costs was $18,000 and $484,000 for the six months ended September 30, 2005 and 2004, respectively.

NOTE K – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	September 30,	March 31,
	(Years)	2005	2005

		(In Thousands)

Product Development (see Note F)	5	$3,349	$2,902
Less: Accumulated Amortization		(1,425)	(1,235)

		$1,924	$1,667

Patents (see Note L)	5 – 17	$2,423	$2,423
Less: Accumulated Amortization		(1,443)	(1,313)

		$980	$1,110

Financing Costs (see Note J)	3	$106	$106
Less: Accumulated Amortization		(44)	(26)

		$62	$80

Other	5	$–	$222
Less: Accumulated Amortization		–	(180)

		$–	$42

Total Other Assets, Net		$2,966	$2,899

        All of the Company’s other assets are pledged as collateral on bank notes.

NOTE L – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. The purchase price of the rights was $1,480,000. As part of the agreement, the Trust agreed to forgive the royalties of $348,000, that were accrued and unpaid on July 28, 2003, and terminated the license agreement. The purchase price will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, that began on August 1, 2003, including interest at the rate of 6.25%. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party to conduct an appraisal of the value of the rights. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents will be amortized over a five-year period, which represents the remaining life of the patents related to these rights.

NOTE M – LEASE COMMITMENTS

        The Company currently leases 115,000 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease automatically expands to 132,500 square feet on October 1, 2006. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are approximately $50,000 plus tax in the first six months and increase to approximately $52,000 plus tax in the last six months of fiscal 2006. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement 13, “Accounting for Leases”. As a result, from October 1, 2004 through September 30, 2005, the Company has recorded lease expense of approximately $195,000 in excess of cash paid under this lease.

        Pursuant to the terms of the lease, the Company was paid a lease incentive of $400,000, which will be amortized to rental expense over the term of the lease. As of September 30, 2005, the lease incentive has been recorded in the accompanying condensed consolidated balance sheet under the caption “lease incentive” in the amount of approximately $333,000 and the current portion of approximately $33,000 being included in the accounts payable and accrued liabilities.

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

NOTE N – PROPERTY AND EQUIPMENT RECONCILIATION

        As a result of our move to our new facility in the latter part of fiscal 2005, we performed a physical inventory of our property and equipment assets and instituted a tagging and tracking system. This initiative was completed in the quarter ended September 30, 2005 and resulted in a $399,000 charge, which has been included in depreciation and amortization expense. We have determined that no individual prior period was materially misstated, and therefore, restatement of prior periods is not necessary. The resulting charge is non-cash and has no material impact on our cash flows, cash position or compliance with covenants under our senior credit facility.

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS

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
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

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

Summary of Results

        Revenue increased 11% to $11.3 million in the second quarter ended September 30, 2005 compared with $10.2 million in the same period of the prior year. Revenue from sales of our consumable products to existing and new customers increased 12% overall. We believe the revenue increase in our consumable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. We recorded one OnDemand system sale the second quarter ended September 30, 2005 compared with two systems in the same period of the prior year.

        The following table sets forth, for the three and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Month Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

Net Revenue	$11,338	$10,249	$20,834	$20,262
Gross Profit	$4,411	$3,968	$8,093	$7,752
Operating Income	$939	$747	$1,538	$1,802
Net Income (Loss)	$450	$340	$722	$(161)
Diluted Earnings (Loss) Per Share	$0.07	$0.06	$0.12	$(0.03)

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

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand systems, and all consumables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand systems as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand system is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand system represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand system installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand system, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand system is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand system is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand systems to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand system until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable

        Our allowance for doubtful accounts of approximately $227,000 at September 30, 2005 is based on management’s estimates of the credit-worthiness of our customers, current economic conditions and historical information. In the opinion of management, our allowance for doubtful accounts is believed to be an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. In the opinion of management, the valuation allowance is believed to be sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was approximately $344,000 at September 30, 2005.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of approximately $47,000 at September 30, 2005. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

Warranty

        We established a reserve for warranty costs that we may incur during the warranty period that is provided for in the OnDemand system sales agreements with our customers. To date, warranty costs have not been material.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

        Net sales for the three months ended September 30, 2005 was $11.3 million compared with $10.2 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 12% overall. In addition, revenue associated with the sale of OnDemand systems was $0.8 million during the three months ended September 30, 2005 compared with $0.8 million in the same period of the prior year. Average selling prices for consumable products were slightly lower during the second quarter of fiscal 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended September 30, 2005 was $6.9 million compared with $6.3 million during the same period of the prior year. Cost of sales as a percentage of sales slightly decreased to 61.1% from 61.3% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased slightly primarily as a result of manufacturing efficiency at higher production levels for consumable products.

        Selling, general and administration expenses for the three months ended September 30, 2005 were $2.6 million compared to $2.7 million in the prior year. SG&A expense remained comparable primarily due to increased investment in growth initiatives and new product development offset by the stock grant given to the Company’s former CFO in the second quarter of the prior year.

        Depreciation and amortization expenses for the three months ended September 30, 2005 increased 61% to $847,000 from $527,000 during the same period of the prior fiscal year. As a result of our move to our new facility in the latter part of fiscal 2005, we performed a physical inventory of our property and equipment assets and instituted a tagging and tracking system. This initiative was completed in the quarter ended September 30, 2005 and resulted in a $399,000 charge, which has been included in depreciation and amortization expense. The increase from the same period of the prior fiscal year was also partially attributable to increased depreciation and amortization of capital expenditures made to the new facility partially offset by additional expense in the prior fiscal period resulting from the acceleration of the amortization of leasehold improvements made to our previous facility as a result of terminating our lease in anticipation of relocating in October 2004.

        Interest expense for the three months ended September 30, 2005 decreased 13% to $90,000 from $103,000 during the same period of the prior fiscal year. The decrease results primarily from lower debt levels as compared with the same period of the prior year.

        Amortization of financing costs was $9,000 in the second quarter of this year compared with $9,000 in the second quarter of the prior year.

        We realized income tax expense of $334,000 during the three months ended September 30, 2005 compared with $240,000 during the same period of the prior fiscal year. This results from incurring a higher net profit during the three-month period ended September 30, 2005 compared to the same period of the prior year. The effective tax rate for the three-month period ended September 30, 2005 compared with the same period of the prior year is similar.

Six Months Ended September 30, 2005 and 2004

        Net sales for the six months ended September 30, 2005 was $20.8 million compared with $20.3 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11% overall. In addition, revenue associated with the sale of OnDemand systems was $1.0 million during the six months ended September 30, 2005 compared with $2.4 million in the same period of the prior year. Average selling prices for consumable products were slightly lower during the six months ended September 30, 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the six months ended September 30, 2005 was $12.7 million compared with $12.5 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.2% from 61.7% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of operating efficiencies in the manufacturing process and a higher percentage of sales from consumable products.

        Selling, general and administration expenses for the six months ended September 30, 2005 increased 7% to $5.3 million from $4.9 million in the prior year primarily due to increased staffing, personnel related costs and new product development initiatives. The Company has been adding personnel to support its growth plans in new products and new markets.

        Depreciation and amortization expenses for the six months ended September 30, 2005 increased 25% to $1.3 million from $1.0 million during the same period of the prior fiscal year. As a result of our move to our new facility in the latter part of fiscal 2005, we performed a physical inventory of our property and equipment assets and instituted a tagging and tracking system. This initiative was completed in the quarter ended September 30, 2005 and resulted in a $399,000 charge, which has been included in depreciation and amortization expense. The increase from the same period of the prior fiscal year was also partially attributable to increased depreciation and amortization of capital expenditures made to the new facility partially offset by additional expense in the prior period resulting from the acceleration of the amortization of leasehold improvements made to our previous facility as a result of terminating our lease in anticipation of relocating in October 2004.

        Interest expense for the six months ended September 30, 2005 decreased 57% to $179,000 from $416,000 during the same period of the prior fiscal year. The decrease results primarily from a $120,000 prepayment penalty incurred when our $4,000,000 subordinated note was repaid in June 2004. Further, lower debt levels and lower interest rates have lowered interest expense as compared with the same period of the prior year.

        Amortization of original issue discount and financing costs was $0 and $18,000, respectively, in the second quarter of this year compared with $803,000 and $484,000, respectively, in the second quarter of the prior year. The decrease resulted from the repayment of our $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized income tax expense of $507,000 during the six months ended September 30, 2005 compared with a tax expense of $150,000 during the same period of the prior fiscal year. The increase in the effective tax rate for the six months ended September 30, 2005 compared with the same period of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2005, we had a net income available to common stockholders of $722,000 compared with a net loss of $161,000 during the same period of the prior fiscal year. Cash provided by operations was $2,662,000 during the six months ended September 30, 2005 compared with $2,931,000 provided during the same period of the prior year. We generated cash from operations during the first six months of fiscal 2006 primarily from net income and the add-back of depreciation and amortization expense, as well as income tax expense. We had working capital of $8.6 million at September 30, 2005.

        Investing activities used $1,114,000 during the six months ended September 30, 2005 compared with $1,116,000 during the same period of the prior fiscal year. During the six months ended September 30, 2005, we incurred $439,000 expenditure for new product development and $675,000 from property and equipment.

        Financing activities used $1,686,000 during the six months ended September 30, 2005 compared with $1,708,000 provided during the same period of the prior fiscal year. The change results primarily from the pay-down of the revolving line of credit and term loans.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly if we are successful in selling our OnDemand systems. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        We have new product development projects underway, principally new versions of our OnDemand system and our recently announced MedLocker™ system, that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $3.1 million borrowed and an additional $3.1 million available on our revolving line of credit at September 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at September 30, 2005.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

CONTRACTUAL OBLIGATIONS

	Payment Due by Period

		Less Than	Years	Years	More Than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years

	(In Thousands)

Long-Term Debt Obligations	$5,023	$770	$4,253	$–	$–
Capital Lease Obligations	$111	$41	$70	$–	$–
Operating Lease Obligations	$9,066	$830	$1,663	$1,659	$4,914
Purchase Obligations	$–	$–	$–	$–	$–
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$366	$33	$67	$67	$199

Total	$14,566	$1,674	$6,053	$1,726	$5,113

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on that Evaluation discussed below, our CEO and CFO concluded that the design and operation of our Disclosure Controls and procedures provide reasonable assurance that the Disclosure Controls and procedures are effective in timely alerting them to material information required to be in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, those controls.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        NONE.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

        The Company held its Annual Meeting of Shareholders on September 16, 2005. The shareholders (a) elected five directors, each of who will serve until the 2006 annual meeting of stockholders; and (b) voted to ratify the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for fiscal year 2006.

        The following table sets forth the votes cast with respect to each of these matters:

Matter		For	Against	Withheld	Abstain

(a)	Election of Five Directors

	Allen S. Braswell	6,328,721	–	38,732	–
	David W. Kazarian	6,328,721	–	38,732	–
	Frank A. Newman	5,807,506	–	559,947	–
	Todd E. Siegel	6,310,621	–	56,832	–
	John Stanton	6,312,141	–	55,312	–

(b)	Ratify the Appointment of Grant Thornton LLP as the Company's
	independent certified public accountants for fiscal year 2006	6,075,764	–	287,999	3,690

ITEM 5.  OTHER INFORMATION

        NONE.

ITEM 6.  EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §.1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §.1350.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ Michael Branca

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	By:	/s/ Todd E. Siegel

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2005

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)     The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)     The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2005

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer