Form 10-Q
period 2005-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-02-13
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended December 31, 2005

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

             As of February 1, 2006, the registrant had 6,011,305 shares of common stock, $.01 par value per share, issued and outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31,	March 31,
	2005	2005

	(Unaudited)

Current Assets:
Cash	$113	$373
Accounts Receivable, Net	6,215	6,930
Inventories, Net	5,341	4,947
Prepaids and Other	280	89
Deferred Tax Benefits	1,037	1,805

Total Current Assets	12,986	14,144

Property and Equipment, Net	4,512	4,871
Other Assets, Net	2,834	2,899

Total Assets	$20,332	$21,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$3,942	$4,021
Current Maturities of Long-Term Debt	555	431
Current Maturities of Related Party Note Payable	303	290

Total Current Liabilities	4,800	4,742

Long-Term Debt, Less Current Maturities	2,717	5,492
Related Party Note Payable, Less Current Maturities	512	742
Lease Incentive	325	350

Total Liabilities	8,354	11,326

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	59
Capital In Excess of Par Value	13,862	13,786
Accumulated Deficit	(1,618)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	11,978	10,588

Total Liabilities and Stockholders' Equity	$20,332	$21,914

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Revenue:
Net Sales	$10,190	$10,008	$31,024	$30,270

Costs and Expenses:
Cost of Sales	6,258	6,425	18,999	18,935
Selling, General and Administrative	2,590	2,471	7,863	7,396
Depreciation and Amortization	489	405	1,771	1,431

Total Costs and Expenses	9,337	9,301	28,633	27,762

Operating Profit	853	707	2,391	2,508

Other Expenses:
Interest Expense	73	97	252	513
Amortization of:
Financing Costs	9	8	27	491
Original Issue Discount	–	–	–	803

Total Other Expenses	82	105	279	1,807

Income Before Income Taxes	771	602	2,112	701

Income Tax Expense	292	224	799	374

Net Income	479	378	1,313	327

Convertible Preferred Stock Dividends	56	55	168	165

Net Income Available to Common Stockholders	$423	$323	$1,145	$162

Net Income Per Basic Common Share	$0.07	$0.06	$0.19	$0.03

Net Income Per Diluted Common Share	$0.07	$0.05	$0.18	$0.05

Weighted Average Shares Outstanding - Basic	6,009	5,703	5,945	5,626

Weighted Average Shares Outstanding - Diluted	7,203	7,123	7,173	7,143

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2005
(In Thousands; Except Shares)
(Unaudited)

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital				Total
					In Excess of	Accumulated	Treasury		Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock		Equity

Balance March 31, 2005	2,000	$2	5,894,505	$59	$13,786	$(2,931)	$	(328)	$10,588

Stock Options Exercised			111,800	1	243				$244

Stock Grant Issued			5,000		29				$29

Convertible Preferred Stock Dividends					(168)				$ (168)

Tax Benefit from Stock Options Exercised					30				$30

Foreign Currency Translation Adjustment					(58)				$(58)

Net Income						1,313			$1,313

Balance December 31, 2005	2,000	$2	6,011,305	$60	$13,862	$ (1,618)	$	(328)	$11,978

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,

	2005	2004

Operating Activities
Net Income	$1,313	$327

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	27	491
Amortization of Original Issue Discount	–	803
Depreciation and Amortization	1,771	1,431
Deferred Income Taxes	799	374
Stock Grant Awarded	29	352
Lease Incentive	(25)	359
Loss on Disposal of Equipment	43	29
(Increase) Decrease in:
Accounts Receivable	699	(48)
Inventories	(410)	(554)
Prepaids and Other	(191)	166
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(87)	125

Total Adjustments	2,655	3,528

Net Cash Provided by Operating Activities	3,968	3,855

Investing Activities
Expended for Property and Equipment	(901)	(1,540)
Expended for Product Development	(515)	(327)
Expended for Patents and Other Assets	(1)	(42)

Net Cash Used by Investing Activities	(1,417)	(1,909)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(78)	(264)
Payments on Related Party Note Payable	(220)	–
(Paydowns) Advances on Revolving Line of Credit	(2,331)	1,403
Payments on Subordinated Notes	–	(4,000)
Borrowing on Term Loans and Subordinated Notes	–	1,200
Payments on Term Loans	(224)	(535)
Exercise of Stock Options	244	516
Expended for Financing Costs	–	(106)
Dividends on Convertible Preferred Stock	(168)	(165)

Net Cash Used by Financing Activities	(2,777)	(1,951)

Effect of Exchange Rate Changes on Cash	(34)	48

Net (Decrease) Increase in Cash	(260)	43

Cash at Beginning of Period	373	59

Cash at End of Period	$113	$102

Supplemental Information
Cash Paid for Interest	$262	$522

Supplemental Disclosure of Non-Cash Activities
Reclassification of machine rentals from Inventory to Equipment	$16	$66
Reclassification of software from Other Assets to Equipment	$42	$–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”). All other subsidiaries of the Company did not have operations during the nine-month periods ended December 31, 2005 and 2004.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	December 31, 2005	March 31, 2005

	(In Thousands)

Raw Materials	$2,676	$2,374
Finished Goods and Work in Progress	2,888	2,778
Less: Inventory Valuation Allowance	(223)	(205)

	$5,341	$4,947

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income	$479	$378	$1,313	$327

Minus:
Convertible Preferred Stock Dividend	56	55	168	165

Net Income Available to Common Stockholders	$423	$323	$1,145	$162

Denominator:

Weighted Average Shares Outstanding – Basic	6,009	5,703	5,945	5,626

Add: Effect of Dilutive Warrants and Options	347	573	381	670

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	847

Weighted Average Shares Outstanding – Diluted	7,203	7,123	7,173	7,143

Net Income Per Common Share – Basic	$0.07	$0.06	$0.19	$0.03

Net Income Per Common Share – Diluted	$0.07	$0.05	$0.18	$0.05

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional common shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note I).

        For the three and nine months ended December 31, 2005, the effect of 411,000 common stock options have not been included in the calculation of the income per common share because their effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

Net Income Available to Common Shareholders as Reported	$423	$323	$1,145	$162

Less:
Stock Based Employee Compensation Cost Under the Fair Value Based Method	130	94	281	257

Pro Forma Net Income (Loss)	$293	$229	$864	$(95)

Net Income Per Common Share, Basic as Reported	$0.07	$0.06	$0.19	$0.03

Pro Forma Net Income (Loss) Per Common Share, Basic	$0.05	$0.04	$0.15	$(0.02)

Net Income Per Share, Diluted as Reported	$0.07	$0.05	$0.18	$0.05

Pro Forma Net Income Per Share, Diluted	$0.05	$0.04	$0.14	$0.01

Weighted Average Shares Outstanding – Basic	6,009	5,703	5,945	5,626

Weighted Average Shares Outstanding – Diluted	7,203	7,123	7,173	7,143

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

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for SFAS 123R of April 1, 2006, is approximately $35,000, all of which is related to options held by two senior executives of the Company.

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

NOTE F – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

        The Company expenses product research and development costs as incurred. The Company incurred approximately $301,000 and $125,000 during the nine months ended December 31, 2005 and 2004, respectively, for research and development costs.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring these costs to inventory. The Company capitalized approximately $515,000 and $326,000 of product development costs during the nine months ended December 31, 2005 and 2004, respectively.

        Product development costs are generally amortized on a straight-line basis over a five (5) year period. Amortization expense related to product development costs was approximately $324,000 and $244,000 for the nine months ended December 31, 2005 and 2004, respectively.

        At December 31, 2005 and March 31, 2005, the Company’s capitalized product development costs included its OnDemand product and versions thereof, which represented approximately $2,091,000 (excluding accumulated amortization) and $1,843,000, respectively, of the total capitalized product development costs (see Note K).

NOTE G – LONG-TERM DEBT

	December 31,	March 31,
	2005	2005

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at the prime rate (7.25% at December 31, 2005).	$2,294	$4,625

Bank term loan payable in graduated monthly installments of $16,000 – $52,000 plus interest at 0.50% above the prime rate through June 2007.	848	1,072

Note payable to related party (see Note L) payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	815	1,031

Other Notes and Agreements	130	227

Total Long-Term Debt	4,087	6,955

Less Current Portion (including approximately $303,000 and $290,000, respectively, due to a related party).	(858)	(721)

Long-Term Debt Due After One Year	$3,229	$6,234

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        There was approximately $2.3 million borrowed and an additional $4.0 million available on the Company’s revolving line of credit at December 31, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of December 31, 2005.

        At December 31, 2005, the Company also had a $300,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on this line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at December 31, 2005.

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

NOTE I – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended December 31, 2005, all dividends were paid in cash. Based on a conversion price of $2.36 per share, the preferred stock is convertible into 847,457 shares of the Company’s common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the OTC Bulletin Board. The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. The terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend in fiscal year 2003.

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

        During June 2005, the Company issued 5,000 common shares to its Chief Operating Officer as compensation under his employment agreement.  The Company recorded compensation expense in the amount of $29,250 during the nine months ended December 31, 2005 based on the fair value of the shares at the grant date.

NOTE J – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing in June 2002. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds of $1,110,000 were recorded as other assets and were being amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds of $368,000 were recorded as a reduction of the equity proceeds. These financing costs were written off as part of the June 2004 debt refinancing. We incurred $106,000 in new financing costs in June 2004. Amortization expense related to the financing costs was $27,000 and $491,000 for the nine months ended December 31, 2005 and 2004, respectively.

NOTE K – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	December 31,	March 31,
	(Years)	2005	2005

		(In Thousands)

Product Development (see Note F)	5	$3,424	$2,902
Less: Accumulated Amortization		(1,559)	(1,235)

		$1,865	$1,667

Patents (see Note L)	5 – 17	$2,424	$2,423
Less: Accumulated Amortization		(1,507)	(1,313)

		$917	$1,110

Financing Costs (see Note J)	3	$106	$106
Less: Accumulated Amortization		(54)	(26)

		$52	$80

Other	5	$–	$222
Less: Accumulated Amortization		–	(180)

		$–	$42

Total Other Assets, Net		$2,834	$2,899

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

NOTE M – LEASE COMMITMENTS

        The Company currently leases 115,000 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease automatically expands to 132,500 square feet on October 1, 2006. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are approximately $50,000 plus tax in the first six months and increase to approximately $52,000 plus tax in the last six months of fiscal 2006. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). Due to the fact that the lease contains scheduled rent increases, the Company has applied the provisions of FASB Statement 13, “Accounting for Leases.” As a result, from October 1, 2004 through December 31, 2005, the Company has recorded lease expense of approximately $216,000 in excess of cash paid under this lease.

        Pursuant to the terms of the lease, the Company was paid a lease incentive of $400,000, which will be amortized to rental expense over the term of the lease. As of December 31, 2005, the lease incentive has been recorded in the accompanying condensed consolidated balance sheets under the caption “lease incentive” in the amount of approximately $325,000 and the current portion of approximately $33,000 being included in the accounts payable and accrued liabilities.

        The Company also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2006.

        MTS Medication Technologies International, Ltd. currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease had an original term of one year, and the monthly lease payments are approximately $3,400. The lease expires on May 20, 2006.

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

        In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant impact on its financial statements.

        In December 2004, FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of Statement 153 will have a significant impact on its financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings. In particular any comments regarding possible default waivers related to our loan agreement are forward-looking statements.

        Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Summary of Results

        Revenue increased approximately 2% to $10.2 million in the third quarter ended December 31, 2005 compared with $10.0 million in the same period of the prior year. Revenue from sales of our consumable products to existing and new customers increased 11%. We believe the revenue increase in our consumable products is the primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. Revenue from OnDemand sales decreased 63% compared with the same period of the prior year. We recorded one OnDemand system sale during the third quarter ended December 31, 2005 compared with three systems in the same period of the prior year.

        The following table sets forth, for the three and nine–month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

Net Revenue	$10,190	$10,008	$31,024	$30,270
Gross Profit	$3,932	$3,583	$12,025	$11,335
Operating Income	$853	$707	$2,391	$2,508
Net Income Available to Common Stockholders	$423	$323	$1,145	$162
Diluted Earnings Per Share	$0.07	$0.05	$0.18	$0.05

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

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand systems, and all consumables when products are shipped and title transfers. The Company recognizes revenue related to the sale of its OnDemand systems as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand system is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand system represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand system installed at the customers location; (b) the user training; and (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand system, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand system is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand system is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand systems to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand system until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

Valuation of Accounts Receivable

        Our allowance for doubtful accounts of approximately $249,000 at December 31, 2005 is based on management’s estimates of the creditworthiness of our customers, current economic conditions and historical information. We believe our allowance for doubtful accounts is in an amount sufficient to respond to normal business conditions. Historically, the levels of recorded bad debt expense and write-offs have not been material to our financial statements. Should business conditions deteriorate or any large customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

Inventory Obsolescence Valuation Allowance

        Our allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. We believe the valuation allowance is sufficient to absorb the ultimate obsolescence of certain inventory as they may occur. The inventory obsolescence valuation allowance was approximately $223,000 at December 31, 2005.

Self-Insurance Plan Reserve

        We have established a reserve for unpaid medical claims of approximately $47,000 at December 31, 2005. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

Deferred Tax Asset Valuation Allowance

        Our deferred tax asset is comprised primarily of a tax loss carryforward. We believe that it is more likely than not that the income tax benefits associated with the tax loss carryforward will be realized in the future. We base this belief, in part, on the historical profitability of its operations and its expectations that profitable operations will continue in the future. Based upon these expectations regarding the realization of the tax benefits, management has not established a valuation allowance for its deferred tax asset.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

        Net sales for the three months ended December 31, 2005 was $10.2 million compared with $10.0 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11%. In addition, revenue associated with the sale of OnDemand systems was $0.5 million during the three months ended December 31, 2005 compared with $1.3 million in the same period of the prior year. Average selling prices for consumable products were slightly higher during the third quarter of fiscal 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended December 31, 2005 was $6.3 million compared with $6.4 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.4% from 64.2% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of manufacturing efficiencies and a higher percentage of sales from consumable products.

        Selling, general and administration expenses for the three months ended December 31, 2005 were $2.6 million compared to $2.5 million in the prior year. SG&A expense remained comparable primarily due to increased investment in growth initiatives and new product development offset by the prior period expenses associated with the move of the Company’s facilities to a new location in October 2004.

        Depreciation and amortization expenses for the three months ended December 31, 2005 increased 21% to $489,000 from $405,000 during the same period of the prior fiscal year. This increase is primarily the result of the completion and amortization of several major product initiatives during fiscal 2006.

        Interest expense for the three months ended December 31, 2005 decreased 25% to $73,000 from $97,000 during the same period of the prior fiscal year. The decrease results primarily from lower debt levels as compared with the same period of the prior year.

        Amortization of financing costs was $9,000 in the third quarter of this year compared with $8,000 in the third quarter of the prior year.

        We realized income tax expense of $292,000 during the three months ended December 31, 2005 compared with $224,000 during the same period of the prior fiscal year. This increase results from higher net profit during the three-month period ended December 31, 2005 compared to the same period of the prior year. The effective tax rate for the three-month period ended December 31, 2005 compared with the same period of the prior year is similar.

Nine months Ended December 31, 2005 and 2004

        Net sales for the nine months ended December 31, 2005 was $31.0 million compared with $30.3 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11%. In addition, revenue associated with the sale of OnDemand systems was $1.5 million during the nine months ended December 31, 2005 compared with $3.7 million in the same period of the prior year. Average selling prices for consumable products were slightly higher during the nine months ended December 31, 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the nine months ended December 31, 2005 was $19.0 million compared with $18.9 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.2% from 62.6% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of operating efficiencies in the manufacturing process, as well as a higher percentage of sales from consumable products.

        Selling, general and administration expenses for the nine months ended December 31, 2005 increased 6% to $7.9 million from $7.4 million in the prior year primarily due to increased staffing, personnel related costs and new product development initiatives. The Company has been adding personnel and utilizing consultants to support its growth plans in new products and new markets. This increase in expense compared to the prior period was in part offset by expenses associated with the move of the Company’s facilities to a new location in October 2004 and the stock grant provided to the Company’s former CFO in September 2004 that did not recur.

        Depreciation and amortization expenses for the nine months ended December 31, 2005 increased 24% to $1.8 million from $1.4 million during the same period of the prior fiscal year. As a result of our move to our new facility in the latter part of fiscal 2005, we performed a physical inventory of our property and equipment assets and instituted a tagging and tracking system. This initiative was completed in the quarter ended September 30, 2005 and resulted in a $399,000 charge, which has been included in depreciation and amortization expense. The increase from the same period of the prior fiscal year was also partially attributable to increased depreciation and amortization of capital expenditures made to the new facility partially offset by additional expense in the prior period resulting from the acceleration of the amortization of leasehold improvements made to our previous facility as a result of terminating our lease in anticipation of relocating in October 2004.

        Interest expense for the nine months ended December 31, 2005 decreased 51% to $252,000 from $513,000 during the same period of the prior fiscal year. The decrease results primarily from lower debt levels and lower interest rates have lowered interest expense as compared with the same period of the prior year. Further, a $120,000 prepayment penalty incurred when our $4,000,000 subordinated note was repaid in June 2004.

        Amortization of original issue discount and financing costs was $0 and $27,000, respectively, for the nine months ended December 31, 2005 compared with $803,000 and $491,000, respectively, in the prior period. The decrease resulted from the repayment of our $4,000,000 subordinated note in June 2004. At that time, the remaining original issue discount and financing costs associated with that note was completely amortized.

        We realized income tax expense of $799,000 during the nine months ended December 31, 2005 compared with $374,000 during the same period of the prior fiscal year. The decrease in the effective tax rate for the nine months ended December 31, 2005 compared with the same period of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2005, we had a net income available to common stockholders of $1,145,000 compared with $162,000 during the same period of the prior fiscal year. Cash provided by operations was $3,968,000 during the nine months ended December 31, 2005 compared with $3,855,000 provided during the same period of the prior year. We generated cash from operations during the first nine months of fiscal 2006 primarily from net income and the add-back of depreciation and amortization expense, as well as the change in deferred income taxes. We had working capital of $8.2 million at December 31, 2005.

        Investing activities used $1.4 million during the nine months ended December 31, 2005 compared with $1.9 million used during the same period of the prior fiscal year. During the nine months ended December 31, 2005, we incurred $515,000 for new product development and $901,000 for property and equipment.

        Financing activities used $2,777,000 during the nine months ended December 31, 2005 compared with $1,951,000 used during the same period of the prior fiscal year. The change results primarily from the pay-down of the revolving line of credit and term loans.

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

        There was $2.3 million borrowed and an additional $4.0 million available on our revolving line of credit at December 31, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

            The revolving line of credit and term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of December 31, 2005.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit, will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

	Payment Due by Period

		Less Than	Years	Years	More Than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years

	(In Thousands)

Long-Term Debt Obligations	$3,987	$817	$3,170	$–	$–
Capital Lease Obligations	$100	$41	$59	$–	$–
Operating Lease Obligations	$8,887	$858	$1,662	$1,657	$4,710
Purchase Obligations	$–	$–	$–	$–	$–
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$358	$33	$67	$67	$191

Total	$13,332	$1,749	$4,958	$1,724	$4,901

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

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, those controls.

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

        NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

        NONE.

ITEM 5.   OTHER INFORMATION

        NONE.

ITEM 6.   EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: February 13, 2006	By:	/s/ Michael Branca

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 13, 2006	By:	/s/ Todd E. Siegel

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 13, 2006	By:	/s/ Michael Branca

Michael Branca
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)        The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)        The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2006

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael Branca, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)     The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

       (2)     The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2006

/s/Michael Branca
Michael Branca
Vice President and Chief Financial Officer