Form 10-Q/A
period 2005-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-06-21
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MTS MEDICATION TECHNOLOGIES, INC.

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of MTS Medication Technologies, Inc. (the “Company”) is to restate the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2005, pursuant to a determination made on June 12, 2006 by the Company’s management and the Audit Committee of its Board of Directors. The Company is restating its previously issued financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the three and six months ended September 30, 2005.

        The Company determined that certain shipments, primarily those that were made to wholesale distributors, have been made FOB destination and title and risk of loss did not transfer until the product was received by the customer. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, which states that revenue should not be recognized until title and risk of loss have transferred. The Company determined that the impact of these errors in prior fiscal years was not material; however, the impact to the second quarter and third quarter of fiscal 2006 was material and that the Company’s previously issued unaudited condensed consolidated interim financial statements for the second and third quarters of fiscal 2006 should be restated.

        The effect of the restatement was to decrease revenue by approximately $853,000, decrease cost of sales by approximately $521,000, decrease income tax expense by approximately $125,000 and decrease net income by approximately $207,000 or $.03 per diluted common share for the three and six months ended September 30, 2005. In addition, the restatement resulted in a decrease of approximately $853,000 in accounts receivable, an increase of approximately $521,000 in inventory and an approximately $125,000 increase in deferred tax benefits as of September 30, 2005.

        For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 presented under Part 1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 14, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

      Part I—Item 1. Unaudited Financial Statements
      Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Part I--Item 4. Controls and Procedures; and
      Part II--Item 6. Exhibits

The accompanying notes are integral part of the consolidated financial statements.

        Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Concurrently with the filing of this Amendment No. 1, we are filing an Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i

ITEM 1.  FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30, 2005	March 31, 2005

	(Unaudited)

	Restated
Current Assets:
Cash	$203	$373
Accounts Receivable, Net	5,658	6,930
Inventories, Net	5,761	4,947
Prepaids and Other	191	89
Deferred Tax Benefits	1,443	2,297

Total Current Assets	13,256	14,636

Property and Equipment, Net	4,577	4,871
Other Assets, Net	2,966	2,899

Total Assets	$20,799	$22,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,004	$4,021
Current Maturities of Long-Term Debt	513	431
Current Maturities of Related Party Note Payable	298	290

Total Current Liabilities	4,815	4,742

Long-Term Debt, Less Current Maturities	3,733	5,492
Related Party Note Payable, Less Current Maturities	590	742
Lease Incentive	333	350
Net Deferred Tax Liability	–	492

Total Liabilities	9,471	11,818

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	59
Capital In Excess of Par Value	13,898	13,786
Accumulated Deficit	(2,304)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	11,328	10,588

Total Liabilities and Stockholders' Equity	$20,799	$22,406

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	Restated		Restated	2004

Revenue:
Net Sales	$10,485	$10,249	$19,981	$20,262

Costs and Expenses:
Cost of Sales	6,406	6,281	12,220	12,510
Selling, General and Administrative	2,625	2,694	5,273	4,925
Depreciation and Amortization	847	527	1,282	1,025

Total Costs and Expenses	9,878	9,502	18,775	18,460

Operating Profit	607	747	1,206	1,802

Other Expenses
Interest Expense	90	103	179	416
Amortization of:
Financing Costs	9	9	18	484
Original Issue Discount	–	–	–	803

Total Other Expenses	99	112	197	1,703

Income Before Income Taxes	508	635	1,009	99

Income Tax Expense	209	240	382	150

Net Income (Loss)	299	395	627	(51)

Convertible Preferred Stock Dividends	56	55	112	110

Net Income (Loss) Available to Common Stockholders	$243	$340	$515	$(161)

Net Income (Loss) Per Basic Common Share	$0.04	$0.06	$0.09	$(0.03)

Net Income (Loss) Per Diluted Common Share	$0.04	$0.06	$0.09	$(0.03)

Weighted Average Shares Outstanding – Basic	5,930	5,624	5,913	5,586

Weighted Average Shares Outstanding – Diluted	7,147	7,078	7,154	5,586

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2005
(In Thousands; Except Shares)

(Unaudited)

Restated

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital				Total
					In Excess of	Accumulated	Treasury		Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock		Equity

Balance March 31, 2005	2,000	$2	5,894,505	$59	$13,786	$(2,931)	$	(328)	$10,588

Stock Options and Warrants Exercised			107,600	1	231				$232

Stock Grant Issued			5,000		29				$29

Convertible Preferred Stock Dividend					(112)				$ (112)

Tax Benefit from Stock Options Exercised					20				$20

Foreign Currency Translation Adjustment					(56)				$(56)

Net Income						627			$627

Balance September 30, 2005	2,000	$2	6,007,105	$60	$13,898	$ (2,304)	$	(328)	$11,328

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	Six Months Ended September 30,

	2005	2004

	Restated

Operating Activities
Net Income (Loss)	$627	$(51)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	18	484
Amortization of Original Issue Discount	–	803
Depreciation and Amortization	1,282	1,025
Income Tax Expense	382	150
Restricted Stock Grant Awarded	29	352
Lease Incentive	(17)	–
Loss on Disposal of Equipment	42	27
(Increase) Decrease in:
Accounts Receivable	1,255	794
Inventories	(830)	(708)
Prepaids and Other	(102)	(59)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(24)	114

Total Adjustments	2,035	2,982

Net Cash Provided by Operations	2,662	2,931

Investing Activities
Expended for Property and Equipment	(675)	(933)
Expended for Product Development	(439)	(147)
Expended for Patents and Other Assets	–	(36)

Net Cash Used by Investing Activities	(1,114)	(1,116)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(55)	(40)
Payments on Related Party Note Payable	(142)	(134)
(Paydowns) Advances on Revolving Line of Credit	(1,481)	1,569
Payments on Subordinated Notes	–	(4,000)
Borrowing on Term Loans and Subordinated Notes	–	1,200
Payments on Term Loans	(128)	(487)
Exercise of Stock Options	232	389
Expended for Financing Costs	–	(95)
Dividends on Convertible Preferred Stock	(112)	(110)

Net Cash Used by Financing Activities	(1,686)	(1,708)

Effect of Exchange Rate Changes on Cash	(32)	–

Net (Decrease) Increase in Cash	(170)	107
Cash at Beginning of Period	373	59

Cash at End of Period	$203	$166

Supplemental Information

Cash paid for interest	$182	$422

Supplemental Disclosure of Non-Cash Activities

Reclassification of machine rentals from Inventory to Equipment	$16	$66
Reclassification of software from Other Assets to Equipment	$42	$–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

NOTE A – RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

        The Company has restated its previously issued financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the three and six months ended September 30, 2005.

        The Company determined that certain shipments, primarily those that were made to wholesale distributors, have been made FOB destination and title and risk of loss did not transfer until the product was received by the customer. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, which states that revenue should not be recognized until title and risk of loss have transferred. The Company determined that the impact of these errors in prior fiscal years was not material; however, the impact to the second quarter and third quarter of fiscal 2006 was material and that the Company’s previously issued unaudited condensed consolidated interim financial statements for the second and third quarters of fiscal 2006 should be restated.

        The effect of the restatement was to decrease revenue by approximately $853,000, decrease cost of sales by approximately $521,000, decrease income tax expense by approximately $125,000 and decrease net income by approximately $207,000 or $.03 per diluted common share for the three and six months ended September 30, 2005. In addition, the restatement resulted in a decrease of approximately $853,000 in accounts receivable, an increase of approximately $521,000 in inventory and an approximately $125,000 increase in deferred tax benefits as of September 30, 2005.

          The following tables show the effect of the restatement on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three and six months ended September 30, 2005.

CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)

(Unaudited)

	September 30, 2005

	As Reported	Adjustments	As Restated

ASSETS

Current Assets:
Cash	$203	–	$203
Accounts Receivable, Net	6,511	(853)	5,658
Inventories, Net	5,240	521	5,761
Prepaids and Other	191	–	191
Deferred Tax Benefits	1,318	125	1,443

Total Current Assets	13,463	(207)	13,256

Property and Equipment, Net	4,577	–	4,577
Other Assets, Net	2,966	–	2,966

Total Assets	$21,006	$(207)	$20,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,004	–	$4,004
Current Maturities of Long-Term Debt	513	–	513
Current Maturities of Related Party Note Payable	298	–	298

Total Current Liabilities	4,815	–	4,815

Long-Term Debt, Less Current Maturities	3,733	–	3,733
Related Party Note Payable, Less Current Maturities	590	–	590
Lease Incentive	333	–	333

Total Liabilities	9,471	–	9,471

Stockholders' Equity:
Preferred Stock	2	–	2
Common Stock	60	–	60
Capital In Excess of Par Value	13,898	–	13,898
Accumulated Deficit	(2,097)	(207)	(2,304)
Treasury Stock	(328)	–	(328)

Total Stockholders' Equity	11,535	(207)	11,328

Total Liabilities and Stockholders' Equity	$21,006	$(207)	$20,799

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended September 30, 2005

	As Reported	Adjustments	As Restated

Revenue:
Net Sales	$11,338	$(853)	$10,485

Costs and Expenses:
Cost of Sales	6,927	(521)	6,406
Selling, General and Administrative	2,625	–	2,625
Depreciation and Amortization	847	–	847

Total Costs and Expenses	10,399	(521)	9,878

Operating Profit	939	(332)	607

Other Expenses
Interest Expense	90	–	90
Amortization of:
Financing Costs	9	–	9

Total Other Expenses	99	–	99

Income Before Income Taxes	840	(332)	508

Income Tax Expense	334	(125)	209

Net Income	506	(207)	299

Convertible Preferred Stock Dividends	56	–	56

Net Income Available to Common Stockholders	$450	$(207)	$243

Net Income Per Basic Common Share	$0.08	$(0.03)	$0.04

Net Income Per Diluted Common Share	$0.07	$(0.03)	$0.04

Weighted Average Shares Outstanding - Basic	5,930	–	5,930

Weighted Average Shares Outstanding - Diluted	7,147	–	7,147

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Six Months Ended September 30, 2005

	As Reported	Adjustments	As Restated

Revenue:
Net Sales	$20,834	$(853)	$19,981

Costs and Expenses:
Cost of Sales	12,741	(521)	12,220
Selling, General and Administrative	5,273	–	5,273
Depreciation and Amortization	1,282	–	1,282

Total Costs and Expenses	19,296	(521)	18,775

Operating Profit	1,538	(332)	1,206

Other Expenses
Interest Expense	179	–	179
Amortization of:
Financing Costs	18	–	18

Total Other Expenses	197	–	197

Income Before Income Taxes	1,341	(332)	1,009

Income Tax Expense	507	(125)	382

Net Income	834	(207)	627

Convertible Preferred Stock Dividends	112	–	112

Net Income Available to Common Stockholders	$722	$(207)	$515

Net Income Per Basic Common Share	$0.12	$(0.03)	$0.09

Net Income Per Diluted Common Share	$0.12	$(0.03)	$0.09

Weighted Average Shares Outstanding - Basic	5,913	–	5,913

Weighted Average Shares Outstanding - Diluted	7,154	–	7,154

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

(Unaudited)

	Six Months Ended September 30, 2005

	As Reported	Adjustments	As Restated

Operating Activities
Net Income	$834	$(207)	$627

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	18	–	18
Depreciation and Amortization	1,282	–	1,282
Income Tax Expense	507	(125)	382
Restricted Stock Grant Awarded	29	–	29
Lease Incentive	(17)	–	(17)
Loss on Disposal of Equipment	42	–	42
(Increase) Decrease in:
Accounts Receivable	402	853	1,255
Inventories	(309)	(521)	(830)
Prepaids and Other	(102)	–	(102)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(24)	–	(24)

Total Adjustments	1,828	207	2,035

Net Cash Provided by Operations	2,662	–	2,662

Investing Activities
Expended for Property and Equipment	(675)	–	(675)
Expended for Product Development	(439)	–	(439)

Net Cash Used by Investing Activities	(1,114)	–	(1,114)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(55)	–	(55)
Payments on Related Party Note Payable	(142)	–	(142)
(Paydowns) Advances on Revolving Line of Credit	(1,481)	–	(1,481)
Payments on Term Loans	(128)	–	(128)
Exercise of Stock Options	232	–	232
Dividends on Convertible Preferred Stock	(112)	–	(112)

Net Cash Used by Financing Activities	(1,686)	–	(1,686)

Effect of Exchange Rate Changes on Cash	(32)	–	(32)

Net (Decrease) Increase in Cash	(170)	–	(170)
Cash at Beginning of Period	373	–	373

Cash at End of Period	$203	–	$203

Supplemental Information
Cost paid for interest	$182	–	$182

Supplemental Disclosure of Non-Cash Activities
Reclassification of machine rentals from Inventory to Equipment	$16	–	$16
Reclassification of software from Other Assets to Equipment	$42	–	$42

NOTE B – BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2005.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies International™, Ltd. (“MTS Limited”). All other subsidiaries of the Company did not have operations during the six-month periods ended September 30, 2005 and 2004.

NOTE C – INVENTORIES

        The components of inventory consist of the following:

	September 30, 2005	March 31, 2005

	(In Thousands)
	Restated

Raw Materials	$2,788	$2,374
Finished Goods and Work in Progress	3,317	2,778
Less: Inventory Valuation Allowance	(344)	(205)

	$5,761	$4,947

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

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated
Numerator:

Net Income (Loss)	$299	$395	$627	$(51)

Minus:

Convertible Preferred Stock Dividend	56	55	112	110

Net Income (Loss) Available to Common Stockholders	$243	$340	$515	$(161)

Denominator:

Weighted Average Shares Outstanding – Basic	5,930	5,624	5,913	5,586

Add: Effect of Dilutive Warrants and Options	370	607	394	–

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	–

Weighted Average Shares Outstanding – Diluted	7,147	7,078	7,154	5,586

Income (Loss) Per Common Share – Basic	$0.04	$0.06	$0.09	$(0.03)

Income (Loss) Per Common Share – Diluted	$0.04	$0.06	$0.09	$(0.03)

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

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated

Net Income (Loss) Available to Common Shareholders as Reported	$243	$340	$515	$(161)

Less:
Stock Based Employee Compensation Cost Under
the Fair Value Based Method, Net of Related Tax Effect	(90)	(123)	(152)	(163)

Net Income (Loss) Pro Forma	$153	$217	363	$(324)

Net Income (Loss) Per Common Share, Basic as Reported	$0.04	$0.06	$0.09	$(0.03)

Net Income (Loss) Per Common Share, Basic Pro Forma	$0.03	$0.04	$0.06	$(0.06)

Net Income (Loss) Per Share, Diluted as Reported	$0.04	$0.06	$0.09	$(0.03)

Net Income (Loss) Per Share, Diluted Pro forma	$0.03	$0.04	$0.07	$(0.06)

For Basic Income Per Share – Weighted Average Shares	5,930	5,624	5,913	5,586

For Diluted Income Per Share – Weighted Average Shares	7,147	7,078	7, 154	5,586

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

        The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of April 1, 2006, is approximately $35,000, all of which is related to options held by two executive officers of the Company.

NOTE F – REVENUE RECOGNITION

        The Company recognizes revenue on the sale of machines, other than OnDemand systems, and all consumables when title and risk of loss to the products shipped has transferred to the customer. The Company recognizes revenue related to the sale of its OnDemand systems as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand system is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand system represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand system installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand system, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand system is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand system is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand systems to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand system until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

NOTE G – RESEARCH AND DEVELOPMENT AND PRODUCT DEVELOPMENT COSTS

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

        At September 30, 2005 and March 31, 2005, the Company’s capitalized product development costs included its OnDemand product and versions thereof, which represented approximately $2,050,000 (excluding accumulated amortization) and $1,843,000, respectively, of the total capitalized product development costs (see Note L).

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

        There was approximately $3.1 million borrowed and an additional $2.8 million available on the Company’s revolving line of credit at September 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility.

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

NOTE I – CONTINGENCIES

        In November 1998, Medical Technology Laboratories, Inc. (“MTL”), a discontinued operation, received a refund request in the amount of $1.8 million from Medicare Program Safeguards (“MPS”). MTL disputed the refund request in its response to MPS in December 1998. To date, MTL has not received any further correspondence from MPS regarding this matter.

14

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

NOTE L – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	September 30,	March 31,
	(Years)	2005	2005

		(In Thousands)

Product Development (see Note G)	5	$3,349	$2,902
Less: Accumulated Amortization		(1,425)	(1,235)

		$1,924	$1,667

Patents (see Note M)	5 – 17	$2,423	$2,423
Less: Accumulated Amortization		(1,443)	(1,313)

		$980	$1,110

Financing Costs (see Note K)	3	$106	$106
Less: Accumulated Amortization		(44)	(26)

		$62	$80

Other	5	$–	$222
Less: Accumulated Amortization		–	(180)

		$–	$42

Total Other Assets, Net		$2,966	$2,899

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

NOTE N – LEASE COMMITMENTS

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

NOTE O – PROPERTY AND EQUIPMENT RECONCILIATION

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

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS

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

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        References in this Form 10-Q/A to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q/A contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Summary of Results

        Revenue increased 3% to $10.5 million in the second quarter ended September 30, 2005 compared with $10.2 million in the same period of the prior year. Revenue from sales of our consumable products to existing and new customers increased 3% overall. We believe the revenue increase in our consumable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. We recorded one OnDemand system sale the second quarter ended September 30, 2005 compared with two systems in the same period of the prior year.

        The following table sets forth, for the three and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated

Net Revenue	$10,485	$10,249	$19,981	$20,262
Gross Profit	$4,079	$3,968	$7,761	$7,752
Operating Income	$607	$747	$1,206	$1,802
Net Income (Loss)	$243	$340	$515	$(161)
Diluted Earnings (Loss) Per Share	$0.04	$0.06	$0.09	$(0.03)

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

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand systems, and all consumables when title and risk of loss to the products shipped has transferred to the customer. The Company recognizes revenue related to the sale of its OnDemand systems as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand system is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand system represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand system installed at the customers location (b) the user training (c) certain component parts that are sold separately, principally cassettes that hold medications. The vendor specific fair value of the deliverables outlined in (b-c) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand system, including installation, training and cassettes, less the aggregate fair value of (b-c). The terms of the sale arrangement for an OnDemand system is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand system is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. During the prior year the Company modified its sales arrangements for the sale of OnDemand systems to remove any acceptance criteria that was previously contained in the sales contract. Prior to the removal of the acceptance criteria the Company did not recognize any revenue on the sale of an OnDemand system until the customer acknowledged that the machine had met the acceptance criteria contained in the contract.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

        Net sales for the three months ended September 30, 2005 was $10.5 million compared with $10.2 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 3% overall. In addition, revenue associated with the sale of OnDemand systems was $0.8 million during the three months ended September 30, 2005 compared with $0.8 million in the same period of the prior year. Average selling prices for consumable products were slightly lower during the second quarter of fiscal 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended September 30, 2005 was $6.4 million compared with $6.3 million during the same period of the prior year. Cost of sales as a percentage of sales slightly decreased to 61.1% from 61.3% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased slightly primarily as a result of manufacturing efficiency at higher production levels for consumable products.

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

        We realized income tax expense of $209,000 during the three months ended September 30, 2005 compared with $240,000 during the same period of the prior fiscal year. This decrease results from incurring a lower net profit during the three-month period ended September 30, 2005 compared to the same period of the prior year. The effective tax rate for the three-month period ended September 30, 2005 compared with the same period of the prior year is similar.

Six Months Ended September 30, 2005 and 2004

        Net sales for the six months ended September 30, 2005 was $20.0 million compared with $20.3 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 6% overall. In addition, revenue associated with the sale of OnDemand systems was $1.0 million during the six months ended September 30, 2005 compared with $2.4 million in the same period of the prior year. Average selling prices for consumable products were slightly lower during the six months ended September 30, 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the six months ended September 30, 2005 was $12.2 million compared with $12.5 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.2% from 61.7% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of operating efficiencies in the manufacturing process and a higher percentage of sales from consumable products.

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

        We realized income tax expense of $382,000 during the six months ended September 30, 2005 compared with a tax expense of $150,000 during the same period of the prior fiscal year. The increase in the effective tax rate for the six months ended September 30, 2005 compared with the same period of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2005, we had a net income available to common stockholders of $515,000 compared with a net loss of $161,000 during the same period of the prior fiscal year. Cash provided by operations was $2,662,000 during the six months ended September 30, 2005 compared with $2,931,000 provided during the same period of the prior year. We generated cash from operations during the first six months of fiscal 2006 primarily from earnings before interest, taxes, depreciation and amortization. We had working capital of $8.4 million at September 30, 2005.

        Investing activities used $1,114,000 during the six months ended September 30, 2005 compared with $1,116,000 during the same period of the prior fiscal year. During the six months ended September 30, 2005, we expended $439,000 for new product development and $675,000 for property and equipment.

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

        There was $3.1 million borrowed and an additional $2.8 million available on our revolving line of credit at September 30, 2005 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $300,000 available on our capital equipment line of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended September 30, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (September 30, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that it did not maintain effective controls over the authorization and/or communication of selling terms provided to customers. The Company determined that because effective controls regarding the authorization and/or communication were not in place, the recognition of revenue on certain shipments was inconsistent with its accounting policies and that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants. In addition, the Company has determined that a material weakness exists in the Company’s internal controls over financial reporting related to the limited number of accounting personnel in the Company. The Company disclosed this to its Audit Committee and to its independent registered public accountants.

Plan for Remediation of Material Weaknesses

        The Company has instituted new policies that provide controls to improve the authorization and/or communication of selling terms provided to customers. Also, the Company has commenced a search for qualified personnel to fill a newly created position in its accounting department. This position is expected to be filled in the near future.

Changes in Internal Controls

        There has not been any change in our internal control, other than those changes outlined above, over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and the chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

        Exhibits 31.1 and 31.2 are Certifications of our chief executive officer and the chief financial officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

        The following table sets forth the votes cast with respect to each of these matters:

Matter		For	Against	Withheld	Abstain

(a)	Election of Five Directors

	Allen S. Braswell	6,328,721	–	38,732	–
	David W. Kazarian	6,328,721	–	38,732	–
	Frank A. Newman	5,807,506	–	559,947	–
	Todd E. Siegel	6,310,621	–	56,832	–
	John Stanton	6,312,141	–	55,312	–

(b)	Ratify the Appointment of Grant Thornton LLP as the Company's
	independent certified public accountants for fiscal year 2006	6,075,764	–	287,999	3,690

ITEM 5.  OTHER INFORMATION

        NONE.

ITEM 6.  EXHIBITS

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §.1350.

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §.1350.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: June 21, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 21, 2006	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P. Conroy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 21, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q/A”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q/A fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

(2)	The information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 21, 2006

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. §1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q/A”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q/A fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)); and

(2)	The information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 21, 2006

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer