Form 10-Q/A
period 2005-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-06-21
CIK 823560

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

MTS MEDICATION TECHNOLOGIES, INC.

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of MTS Medication Technologies, Inc. (the “Company”) is to restate the Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2005, pursuant to a determination made on June 12, 2006 by the Company’s management and the Audit Committee of its Board of Directors. The Company is restating its previously issued financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the three and nine months ended December 31, 2005.

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

        The effect of the restatement was to increase revenue by approximately $838,000, increase cost of sales by approximately $512,000, increase income tax expense by approximately $123,000 and increase net income by approximately $203,000 or $0.03 per diluted common share for the three months ended December 31, 2005. The Company also restated its previously issued financial statements for the three and six months ended September 30, 2005. The cumulative effect of the restatements of the financial statements for the periods ended September 30, 2005 and December 31, 2005 was to decrease revenue by approximately $15,000, decrease cost of sales by approximately $9,000, decrease income tax expense by approximately $2,000 and decrease net income by approximately $4,000 or $0.00 per diluted common share for the nine months ended December 31, 2005.

        In addition, the restatement resulted in a decrease of approximately $15,000 in accounts receivable, and increase of approximately $9,000 in inventory and a approximately $2,000 increase in deferred tax benefits as of December 31, 2005.

        For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 presented under Part 1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on February 13, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

      Part I—Item 1. Unaudited Financial Statements
      Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Part I--Item 4. Controls and Procedures; and
      Part II--Item 6. Exhibits

The accompanying notes are integral part of the consolidated financial statements.

        Pursuant to Exchange Act Rule 12b-15, the Company is also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the principal executive and financial officers, which certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No. 1 speaks as of the original date of the filing date of the Report, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Concurrently with the filing of this Amendment No. 1, we are filing an Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31,	March 31,
	2005	2005

	(Unaudited)

	Restated
Current Assets:
Cash	$113	$373
Accounts Receivable, Net	6,200	6,930
Inventories, Net	5,350	4,947
Prepaids and Other	280	89
Deferred Tax Benefits	1,039	2,297

Total Current Assets	12,982	14,636

Property and Equipment, Net	4,512	4,871
Other Assets, Net	2,834	2,899

Total Assets	$20,328	$22,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$3,942	$4,021
Current Maturities of Long-Term Debt	555	431
Current Maturities of Related Party Note Payable	303	290

Total Current Liabilities	4,800	4,742

Long-Term Debt, Less Current Maturities	2,717	5,492
Related Party Note Payable, Less Current Maturities	512	742
Lease Incentive	325	350
Net Deferred Tax Liability	–	492

Total Liabilities	8,354	11,818

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	59
Capital In Excess of Par Value	13,862	13,786
Accumulated Deficit	(1,622)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	11,974	10,588

Total Liabilities and Stockholders' Equity	$20,328	$22,406

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	Restated		Restated

Revenue:
Net Sales	$11,028	$10,008	$31,009	$30,270

Costs and Expenses:
Cost of Sales	6,770	6,425	18,990	18,935
Selling, General and Administrative	2,590	2,471	7,863	7,396
Depreciation and Amortization	489	405	1,771	1,431

Total Costs and Expenses	9,849	9,301	28,624	27,762

Operating Profit	1,179	707	2,385	2,508

Other Expenses:
Interest Expense	73	97	252	513
Amortization of:
Financing Costs	9	8	27	491
Original Issue Discount	–	–	–	803

Total Other Expenses	82	105	279	1,807

Income Before Income Taxes	1,097	602	2,106	701

Income Tax Expense	415	224	797	374

Net Income	682	378	1,309	327

Convertible Preferred Stock Dividends	56	55	168	165

Net Income Available to Common Stockholders	$626	$323	$1,141	$162

Net Income Per Basic Common Share	$0.10	$0.06	$0.19	$0.03

Net Income Per Diluted Common Share	$0.10	$0.05	$0.18	$0.05

Weighted Average Shares Outstanding - Basic	6,009	5,703	5,945	5,626

Weighted Average Shares Outstanding - Diluted	7,203	7,123	7,173	7,143

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 2005
(In Thousands; Except Shares)
(Unaudited)

Restated

	Preferred Stock		Common Stock
	$.001 Par Value		$.01 Par Value		Capital				Total
					In Excess of	Accumulated	Treasury		Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock		Equity

Balance March 31, 2005	2,000	$2	5,894,505	$59	$13,786	$(2,931)	$	(328)	$10,588

Stock Options and Warrants Exercised			111,800	1	243				$244

Stock Grant Issued			5,000		29				$29

Convertible Preferred Stock Dividends					(168)				$ (168)

Tax Benefit from Stock Options Exercised					30				$30

Foreign Currency Translation Adjustment					(58)				$(58)

Net Income						1,309			$1,309

Balance December 31, 2005	2,000	$2	6,011,305	$60	$13,862	$ (1,622)	$	(328)	$11,974

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,

	2005	2004

	Restated
Operating Activities
Net Income	$1,309	$327

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	27	491
Amortization of Original Issue Discount	–	803
Depreciation and Amortization	1,771	1,431
Deferred Income Taxes	797	374
Stock Grant Awarded	29	352
Lease Incentive	(25)	359
Loss on Disposal of Equipment	43	29
(Increase) Decrease in:
Accounts Receivable	714	(48)
Inventories	(419)	(554)
Prepaids and Other	(191)	166
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(87)	125

Total Adjustments	2,659	3,528

Net Cash Provided by Operating Activities	3,968	3,855

Investing Activities
Expended for Property and Equipment	(901)	(1,540)
Expended for Product Development	(515)	(327)
Expended for Patents and Other Assets	(1)	(42)

Net Cash Used by Investing Activities	(1,417)	(1,909)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(78)	(264)
Payments on Related Party Note Payable	(220)	–
(Paydowns) Advances on Revolving Line of Credit	(2,331)	1,403
Payments on Subordinated Notes	–	(4,000)
Borrowing on Term Loans and Subordinated Notes	–	1,200
Payments on Term Loans	(224)	(535)
Exercise of Stock Options	244	516
Expended for Financing Costs	–	(106)
Dividends on Convertible Preferred Stock	(168)	(165)

Net Cash Used by Financing Activities	(2,777)	(1,951)

Effect of Exchange Rate Changes on Cash	(34)	48

Net (Decrease) Increase in Cash	(260)	43

Cash at Beginning of Period	373	59

Cash at End of Period	$113	$102

Supplemental Information
Cash Paid for Interest	$262	$522

Supplemental Disclosure of Non-Cash Activities
Reclassification of machine rentals from Inventory to Equipment	$16	$66
Reclassification of software from Other Assets to Equipment	$42	$–

The accompanying notes are an integral part of these financial statements.

NOTE A – RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

        The Company has restated its previously issued financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the three and nine months ended December 31, 2005.

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

        The effect of the restatement was to increase revenue by approximately $838,000, increase cost of sales by approximately $512,000, increase income tax expense by approximately $123,000 and increase net income by approximately $203,000 or $.03 per diluted common share for the three months ended December 31, 2005. The Company also restated its previously issued financial statements for the three and six months ended September 30, 2005. The cumulative effect of the restatements of the financial statements for the periods ended September 30, 2005 and December 31, 2005 was to decrease revenue by approximately $15,000, decrease cost of sales by approximately $9,000, decrease income tax expense by approximately $2,000 and decrease net income by approximately $4,000 or $0.00 per diluted common share for the nine months ended December 31, 2005.

        In addition, the restatement resulted in a decrease of approximately $15,000 in accounts receivable, and increase of approximately $9,000 in inventory and approximately $2,000 increase in deferred tax benefits as of December 31, 2005.

        The following tables show the effect of the restatement on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three and nine months ended December 31, 2005.

CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands)

(Unaudited)

	December 31, 2005

	As Reported	Adjustments	As Restated

ASSETS
Current Assets:
Cash	$113	–	$113
Accounts Receivable, Net	6,215	(15)	6,200
Inventories, Net	5,341	9	5,350
Prepaids and Other	280	–	280
Deferred Tax Benefits	1,037	2	1,039

Total Current Assets	12,986	(4)	12,982

Property and Equipment, Net	4,512	–	4,512
Other Assets, Net	2,834	–	2,834

Total Assets	$20,332	(4)	$20,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$3,942	–	$3,942
Current Maturities of Long-Term Debt	555	–	555
Current Maturities of Related Party Note Payable	303	–	303

Total Current Liabilities	4,800	–	4,800
Long-Term Debt, Less Current Maturities	2,717	–	2,717
Related Party Note Payable, Less Current Maturities	512	–	512
Lease Incentive	325	–	325

Total Liabilities	8,354	–	8,354

Stockholders' Equity:
Preferred Stock	2	–	2
Common Stock	60	–	60
Capital In Excess of Par Value	13,862	–	13,862
Accumulated Deficit	(1,618)	(4)	(1,622)
Treasury Stock	(328)	–	(328)

Total Stockholders' Equity	11,978	(4)	11,974

Total Liabilities and Stockholders' Equity	$20,332	$(4)	$20,328

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands; Except Per Share Amounts)

(Unaudited)

	Three Months Ended December 31, 2005

	As Reported	Adjustments	As Restated

Revenue:
Net Sales	$10,190	$838	$11,028

Costs and Expenses:
Cost of Sales	6,258	512	6,770
Selling, General and Administrative	2,590	–	2,590
Depreciation and Amortization	489	–	489

Total Costs and Expenses	9,337	512	9,849

Operating Profit	853	326	1,179

Other Expenses:
Interest Expense	73	–	73
Amortization of:
Financing Costs	9	–	9

Total Other Expenses	82	–	82

Income Before Income Taxes	771	326	1,097

Income Tax Expense	292	123	415

Net Income	479	203	682

Convertible Preferred Stock Dividends	56	–	56

Net Income Available to Common Stockholders	$423	$203	$626

Net Income Per Basic Common Share	$0.07	$0.03	$0.10

Net Income Per Diluted Common Share	$0.07	$0.03	$0.10

Weighted Average Shares Outstanding - Basic	6,009	–	6,009

Weighted Average Shares Outstanding - Diluted	7,203	–	7,203

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Per Share Amounts)

(Unaudited)

	Nine Months Ended December 31, 2005

	As Reported	Adjustments	As Restated

Revenue:
Net Sales	$31,024	$(15)	$31,009

Costs and Expenses:
Cost of Sales	18,999	(9)	18,990
Selling, General and Administrative	7,863	–	7,863
Depreciation and Amortization	1,771	–	1,771

Total Costs and Expenses	28,633	(9)	28,624

Operating Profit	2,391	(6)	2,385

Other Expenses:
Interest Expense	252	–	252
Amortization of:
Financing Costs	27	–	27

Total Other Expenses	279	–	279

Income Before Income Taxes	2,112	(6)	2,106

Income Tax Expense	799	(2)	797

Net Income	1,313	(4)	1,309

Convertible Preferred Stock Dividends	168	–	168

Net Income Available to Common Stockholders	$1,145	$(4)	$1,141

Net Income Per Basic Common Share	$0.19	$–	$0.19

Net Income Per Diluted Common Share	$0.18	$–	$0.18

Weighted Average Shares Outstanding - Basic	5,945	–	5,945

Weighted Average Shares Outstanding - Diluted	7,173	–	7,173

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	Nine Months Ended December 31, 2005

	As Reported	Adjustments	As Restated

Operating Activities
Net Income	$1,313	$(4)	$1,309

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization of Deferred Financing Costs	27	–	27
Depreciation and Amortization	1,771	–	1,771
Income Tax Expense	799	(2)	797
Restricted Stock Grant Awarded	29	–	29
Lease Incentive	(25)	–	(25)
Loss on Disposal of Equipment	43	–	43
(Increase) Decrease in:
Accounts Receivable	699	15	714
Inventories	(410)	(9)	(419)
Prepaids and Other	(191)	–	(191)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	(87)	–	(87)

Total Adjustments	2,655	4	2,659

Net Cash Provided by Operating Activities	3,968	–	3,968

Investing Activities
Expended for Property and Equipment	(901)	–	(901)
Expended for Product Development	(515)	–	(515)
Expended for Patents and Other Assets	(1)	–	(1)

Net Cash Used by Investing Activities	(1,417)	–	(1,417)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(78)	–	(78)
Payments on Related Party Note Payable	(220)	–	(220)
(Paydowns) Advances on Revolving Line of Credit	(2,331)	–	(2,331)
Payments on Term Loans	(224)	–	(224)
Exercise of Stock Options	244	–	244
Dividends on Convertible Preferred Stock	(168)	–	(168)

Net Cash Used by Financing Activities	(2,777)	–	(2,777)

Effect of Exchange Rate Changes on Cash	(34)	–	(34)

Net (Decrease) Increase in Cash	(260)	–	(260)
Cash at Beginning of Period	373	–	373

Cash at End of Period	$113	–	113

Supplemental Information
Cash paid for interest	$262	–	$262

Supplemental Disclosure of Non-Cash Activities
Reclassification of machine rentals from Inventory to Equipment	$16	–	$16
Reclassification of software from Other Assets to Equipment	$42	–	$42

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

NOTE C – INVENTORIES

        The components of inventory consist of the following:

	December 31, 2005	March 31, 2005

	(In Thousands)
	Restated
Raw Materials	$2,676	$2,374
Finished Goods and Work in Progress	2,897	2,778
Less: Inventory Valuation Allowance	(223)	(205)

	$5,350	$4,947

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated
Numerator:

Net Income	$682	$378	$1,309	$327

Minus:
Convertible Preferred Stock Dividend	56	55	168	165

Net Income Available to Common Stockholders	$626	$323	$1,141	$162

Denominator:

Weighted Average Shares Outstanding – Basic	6,009	5,703	5,945	5,626

Add: Effect of Dilutive Warrants and Options	347	573	381	670

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	847

Weighted Average Shares Outstanding – Diluted	7,203	7,123	7,173	7,143

Net Income Per Common Share – Basic	$0.10	$0.06	$0.19	$0.03

Net Income Per Common Share – Diluted	$0.10	$0.05	$0.18	$0.05

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

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated

Net Income Available to Common Shareholders as Reported	$626	$323	$1,141	$162

Less:
Stock Based Employee Compensation Cost Under the Fair Value Based Method	130	94	281	257

Pro Forma Net Income (Loss)	$496	$229	$860	$(95)

Net Income Per Common Share, Basic as Reported	$0.10	$0.06	$0.19	$0.03

Pro Forma Net Income (Loss) Per Common Share, Basic	$0.08	$0.04	$0.14	$(0.02)

Net Income Per Share, Diluted as Reported	$0.10	$0.05	$0.18	$0.05

Pro Forma Net Income Per Share, Diluted	$0.08	$0.04	$0.14	$0.01

Weighted Average Shares Outstanding – Basic	6,009	5,703	5,945	5,626

Weighted Average Shares Outstanding – Diluted	7,203	7,123	7,173	7,143

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

NOTE L – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	December 31,	March 31,
	(Years)	2005	2005

		(In Thousands)

Product Development (see Note G)	5	$3,424	$2,902
Less: Accumulated Amortization		(1,559)	(1,235)

		$1,865	$1,667

Patents (see Note M)	5 – 17	$2,424	$2,423
Less: Accumulated Amortization		(1,507)	(1,313)

		$917	$1,110

Financing Costs (see Note K)	3	$106	$106
Less: Accumulated Amortization		(54)	(26)

		$52	$80

Other	5	$–	$222
Less: Accumulated Amortization		–	(180)

		$–	$42

Total Other Assets, Net		$2,834	$2,899

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

Summary of Results

        Revenue increased approximately 10% to $11.0 million in the third quarter ended December 31, 2005 compared with $10.0 million in the same period of the prior year. Revenue from sales of our consumable products to existing and new customers increased 21%. We believe the revenue increase in our consumable products is the primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. Revenue from OnDemand sales decreased 63% compared with the same period of the prior year. We recorded one OnDemand system sale during the third quarter ended December 31, 2005 compared with three systems in the same period of the prior year.

        The following table sets forth, for the three and nine- month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(In Thousands; Except Per Share Amounts)

	Restated		Restated

Net Revenue	$11,028	$10,008	$31,009	$30,270
Gross Profit	$4,258	$3,583	$12,019	$11,335
Operating Income	$1,179	$707	$2,385	$2,508
Net Income Available to Common Stockholders	$626	$323	$1,141	$162
Diluted Earnings Per Share	$0.10	$0.05	$0.18	$0.05

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

        Net sales for the three months ended December 31, 2005 was $11.0 million compared with $10.0 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 21%. In addition, revenue associated with the sale of OnDemand systems was $0.5 million during the three months ended December 31, 2005 compared with $1.3 million in the same period of the prior year. Average selling prices for consumable products were slightly higher during the third quarter of fiscal 2005 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended December 31, 2005 was $6.8 million compared with $6.4 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.4% from 64.2% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of manufacturing efficiencies and a higher percentage of sales from consumable products.

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

        We realized income tax expense of $415,000 during the three months ended December 31, 2005 compared with $224,000 during the same period of the prior fiscal year. This increase results from higher net profit during the three-month period ended December 31, 2005 compared to the same period of the prior year. The effective tax rate for the three-month period ended December 31, 2005 compared with the same period of the prior year is similar.

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

        We realized income tax expense of $797,000 during the nine months ended December 31, 2005 compared with $374,000 during the same period of the prior fiscal year. The decrease in the effective tax rate for the nine months ended December 31, 2005 compared with the same period of the previous year resulted from the permanent difference between the carrying value of the subordinate debt for book and tax purposes in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2005, we had a net income available to common stockholders of $1,141,000 compared with $162,000 during the same period of the prior fiscal year. Cash provided by operations was $3,968,000 during the nine months ended December 31, 2005 compared with $3,855,000 provided during the same period of the prior year. We generated cash from operations during the first nine months of fiscal 2006 primarily from net income before interest, taxes, depreciation and amortization. We had working capital of $8.2 million at December 31, 2005.

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

    .        The revolving line of credit and term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of December 31, 2005.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended December 31, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (December 31, 2005), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. §1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q/A”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Todd E. Siegel
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. §1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q/A”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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