Form 10-K
period 2006-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-07-06
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended March 31, 2006

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

NONE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   .    [  ]   Yes       [X]    No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   [  ]    Yes      [X]    No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.   |X|   Yes      [  ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):    Large Accelerated Filer     [  ]         Accelerated Filer     [  ]         Non-Accelerated Filer     [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   .    [  ]   Yes       [X]    No

Aggregate market value of voting Common Stock held by non-affiliates was approximately $23,300,000 as of September 30, 2005

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,025,089 as of July 6, 2006.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2006 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

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

        You should specifically consider the various factors identified in this 10-K, including the matters set forth in “Item 1. Business”; “Item 3. Legal Proceedings”; “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 9A. Controls and Procedures”; and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC filings.

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

ITEM 1.     BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems,™ Inc. (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”) and BAF Printers, Ltd. (“BAF”). BAF is a wholly owned subsidiary of MTS Limited. MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States, Canada and the United Kingdom. Our customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS in the United Kingdom. BAF manufactures and sells prescription bags and labels in the United Kingdom. We currently serve more than 4,500 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

        Our web site is located at www.mts-mt.com. Information contained in our web site is not a part of this document or the documents incorporated by reference in this document.

Products

        MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers primarily institutional pharmacies servicing long-term care and correctional facilities. These systems utilize consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient’s medication.

        In February 2006, we acquired BAF, a manufacturer of prescription bags and labels sold to pharmacies in the United Kingdom.

        Our customers use MTS’s equipment for dispensing medication in consumable packages by automatically placing tablets or capsules (the amount of medication required by a patient during one month) into a punch card. The use of these cards and machines provides a cost effective customized package at competitive prices. The punch card medication dispensing system can provide tamper evident packaging for products dispensed in the package, and promotes medication compliance.

        We offer our customers a wide variety of equipment that includes machines that are used for manual or semi-automated filling of punch cards and sophisticated automated machines, such as our OnDemand® system, which can be interfaced with the pharmacy’s inventory control and filling systems.

        The retail price of MTS’s equipment ranges from $1,100 to $500,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $300 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS has placed approximately 3,000 medication-dispensing systems with pharmacy clientele since our inception. MTS also sells prescription labels and ancillary supplies designed to complement sales of consumable medication punch cards.

Recent Developments

        In February 2006, we acquired BAF, a manufacturer of prescription bags and labels sold to pharmacies in the United Kingdom. In February 2006, the Company acquired all of the outstanding shares of BAF Printers, Ltd. in Leeds, England. The acquisition was made to assist the Company with its plans to expand operations in the United Kingdom. The total purchase was $2,349,000 and included $1,034,000 of cash paid, $1,148,000 of assumed liabilities and $167,000 of transaction fees and expenses. The purchase price was funded with the proceeds of an advance on the Company’s revolving line of credit. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

        In September 2005, we introduced a new product used to dispense emergency, first dose medication and narcotics in a nursing home. MedLocker™ replaces very primitive dispensing methods currently used in nursing homes for these applications. The MedLocker system interfaces with the other medication dispensing systems used at the nursing home and sells for approximately $15,000.

Research and Development

        We expended approximately $432,000, $139,000 and $161,000 on research and development activities for each of the fiscal years ended March 31, 2006, 2005 and 2004, respectively. In addition, we directed our product development efforts primarily towards the completion of several new versions of our OnDemand machines and the development of MedLocker during the fiscal year ended March 31, 2006. We capitalized approximately $546,000 of product development costs during the fiscal year ended March 31, 2006. The majority of these expenditures were made for the OnDemand system and MedLocker project.

Manufacturing Processes

        MTS has developed integrated punch card manufacturing equipment that completes the various punch card manufacturing steps in a single-line, automated process. We believe that our advanced automation gives us certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS’s equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, customers are provided or rented machines in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

        MTS uses automated fabrication equipment to produce its medication packaging equipment. All essential components of the machines are designed and manufactured by us without reliance on outside vendors.

        MTS is dependent on a number of suppliers for the raw materials essential in the production of its products. We believe that relations are good with our existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS believes it is necessary to maintain an inventory of materials and finished products that allows for customer orders to be shipped within the industry standard of two to three days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on our future financial performance.

Markets and Customers

        The primary customers for MTS’s proprietary packaging equipment and the related consumable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes. These pharmacies serve from 50 to 45,000 nursing home beds per location, and many serve the sub-acute care, assisted living, correctional and home health care markets as well.

        MTS’s products are sold throughout the United States primarily through its sales organization and some independent sales representatives. In addition, MTS Limited and BAF distribute products in the United Kingdom. Sales to countries outside the United States represent less than 11% of the total revenue in fiscal 2006. In the fiscal year ended March 31, 2006, sales to our two largest institutional pharmacy customers, Omnicare, Inc.® and PharMerica, Inc., represented approximately 22% of the Company’s total net sales. In addition, we sell our consumable products to drug wholesalers who in turn resell the products to pharmacies. Sales to three major wholesalers, McKesson, Cardinal Health and Amerisource Bergen®, represented approximately 19% of our net sales in the fiscal year ended March 31, 2006.

Financial Information About Segments

        While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of two geographic regions – the United States and United Kingdom – to reflect how we manage our business. See Note 20 to the Consolidated Financial Statements – Segment Information.

Competition

        The pharmacy customers of MTS supply prescribed medications to nursing homes, correctional facilities and assisted living facilities, which are the primary market for MTS’s products. This market is highly competitive, and there are a few barriers to entry. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards. We believe that products developed by our competitors may not be as efficient as our systems because they are not as automated. Our method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication-dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of our competitors have been in business longer and have substantially greater resources than us. There is no assurance that we will be able to compete effectively with competitive methods of dispensing medication or other punch card systems.

        Our primary competitors in the United States are Drug Package, Inc., AutoMed® Technologies and RX Systems, Inc. We believe that our automated proprietary packaging equipment distinguishes MTS from its competitors’ less automated systems. Our automated packaging machine with the highest throughput can fill and seal up to 900 consumable medication cards per hour. We believe that our production rates for the prepackaging of prescriptions and our “just-in-time” OnDemand system will meet the needs of our customers who are consolidating and require higher productivity to meet their growing market share.

Proprietary Technology

        In June 2003, we purchased the rights to certain proprietary technology that had previously been available through a license agreement with the Siegel Family Trust. Our CEO, Todd E. Siegel, is the Trustee of the Siegel Family Trust. The proprietary technology is supported by certain patents, which expire at various times through 2008.

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

Geographic Information

        The geographic information set forth in Note 20 to the Consolidated Financial Statements, “Segment Information”, is hereby incorporated by reference into this Part I, Item 1.

Employees

        None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We employ 175 people in the United States and 25 people are employed in the United Kingdom.

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
    negotiate more favorable purchase agreements with suppliers;
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

We need to improve our disclosure controls and procedures and internal control over financial reporting to comply with SEC reporting requirements; public reporting obligations have put significant demands on our financial, operational and management resources.

        The Public Company Accounting Oversight Board (“PCAOB”) defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        As of March 31, 2006, we reported two control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of our consolidated financial statements. Specifically, our control deficiencies included: (i) a lack of an adequate number of personnel with experience in financial reporting and control procedures necessary for SEC registrants; and (ii) a lack of effective controls over revenue recognition associated with certain shipments. These control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that is material to the annual or interim financial statements that would not be prevented or detected.

        These material weaknesses will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

        While we have taken the actions described under “Item 9A. Controls and Procedures” to address the material weaknesses, additional measures may be necessary and these actions may not be sufficient to address the issues identified by us or to ensure that our internal controls over financial reporting are effective. If we are unable to correct existing or future material weaknesses in internal controls over financial reporting in a timely manner, we may not be able to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC. This failure could harm our business and the market value of our securities and affect our ability to access the capital markets. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in reliability of future financial statements and SEC filings.

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

        For the fiscal year ended March 31, 2006, our 10 largest customers accounted for approximately 55% of our net sales, and our two largest customers accounted for approximately 22% of our net sales. In addition, the three major drug wholesalers represent 19% of our net sales. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation, pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net sales and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, could have a material adverse effect on our results of operations.

We depend on a small number of suppliers for the raw materials used in the production of our products.

        We rely on a limited number of suppliers for the raw materials that are essential in the production of the products we produce. We cannot be assured that such suppliers will be able to meet our future demand for raw materials, or that shortages of these raw materials will not arise in the future. The failure of such suppliers to deliver such raw materials on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

        We manufacture substantially all of the products we sell. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, our principal manufacturing facility is located in St. Petersburg, Florida and is thus exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes, windstorms, and floods. If our facilities were to be out of production for an extended period, our business, results of operations and financial condition could be materially adversely affected.

We rely on short-term contracts with most of our clients.

        Long-term contracts are not a significant part of our business. Accordingly, future results cannot be reliably predicted by considering past trends or extrapolating past results.

We are dependent on the proper functioning of our information systems in operating our business.

        Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to hurricanes, other storms, flood, fire, terrorist acts, earthquakes, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability cannot be assured.

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

        We are subject to periodic federal, state and local income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could adversely affect us.

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

        We have not paid any dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. The terms of our loan agreements prohibit us from paying dividends on our common stock without the consent of our lenders.

The issuance of additional shares of our common stock as a result of the conversion or exercise of currently outstanding derivative securities may cause our stock price to decline.

        As of March 31, 2006, we had 6,017,005 shares of common stock outstanding. In addition, the following shares of our common stock are issuable upon exercise or conversion of currently outstanding securities:

  1,048,600 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $1.45 to $12.45;

  5,900 shares of common stock are issuable upon exercise of currently outstanding common stock purchase warrants having an exercise price of $1.88; and

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

        Our business is subject to federal regulation concerning components of packaging materials that are in contact with food and drugs. While we have had no material difficulty complying with such regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary approvals or that the cost of compliance will not prove to be material. Additionally, we cannot be assured you that significant changes in such regulations will not occur in the foreseeable future. Our inability to comply with the current regulations and any future changes to such regulations could have a material adverse effect on our business, results of operations and financial condition.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury.

        We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot be assured you that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, could harm our business.

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

        We may face infringement claims from third parties in the future. The medical packaging industry has seen frequent litigation over intellectual property rights, and we expect that participants in the medical packaging industry will be increasingly subject to infringement claims as the number of products, services, and competitors grow and functionality of the products and services overlap. We cannot be assured that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action, or challenge the validity of the intellectual property rights in court. Failure to obtain or maintain intellectual property rights of our products, for any reason, could have a material adverse effect on us.

Our business will suffer if we fail to comply with recent federal regulations and proposed rules of the SEC relating to corporate governance reform.

        As a public company, we are subject to certain federal regulations and the rules and regulations of the SEC, including without limitation, the Sarbanes-Oxley Act of 2002, which effects tighter accounting, corporate fraud and securities laws. The SEC has also adopted rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to the Sarbanes-Oxley Act or to any other federal corporate reform measures adopted by the SEC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We currently lease approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $51,845 plus tax and increase to $80,275 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on our balance sheet. The amount of this liability was $237,000 and $143,000 at March 31, 2006 and 2005, respectively.

        In addition, we were paid $400,000 by our landlord when we executed our lease. This payment was provided to us as an incentive to enter into the lease. We recorded this amount as a long-term liability on our balance sheet and are amortizing the benefit of this amount to offset rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2007.

        MTS Medication Technologies International, Ltd. currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of three years, and the monthly lease payments are approximately $3,400. The lease expires on May 20, 2009 and is cancellable at any time with six months notice.

        When we acquired BAF, we entered into a premises lease with the previous owners of BAF for approximately 12,000 square feet of office and manufacturing space. The lease is for a term of three years beginning on February 22, 2006, and the monthly lease payments are approximately $4,500. In addition, we are obligated to pay annual operating expenses (i.e., insurance, utilities and property taxes).

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurance that these matters will be resolved on terms acceptable to us. We believe the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

2007 Fiscal Year	High	Low

First Quarter	$6.80	$5.88
Second Quarter (through July 6, 2006)	$6.15	$6.05

2006 Fiscal Year	High	Low

First Quarter	$6.51	$5.49
Second Quarter	$5.95	$5.08
Third Quarter	$5.05	$6.90
Fourth Quarter	$6.00	$7.30

2005 Fiscal Year	High	Low

First Quarter	$14.95	$5.12
Second Quarter	$7.40	$5.70
Third Quarter	$8.34	$6.00
Fourth Quarter	$8.10	$5.90

        As of July 6, 2006, there were approximately 887 holders of record of our common stock and the closing price of our common stock reported on the AMEX was $6.15.

        We have not declared a dividend on our common stock and do not currently intend to declare a dividend. Furthermore, we are restricted from paying dividends on our common stock pursuant to the terms of our loan agreements without the consent of our lenders. We intend to reinvest our future earnings, if any, into the operations of our business.

        In June 2002, we issued 2,000 shares of the Series A Preferred Stock to Eureka I, L.P. for an aggregate consideration of approximately $2,000,000. The Series A Preferred Stock is not a publicly traded security. The purchase and sale was exempt pursuant to Rule 506 and under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering where the purchaser received or had access to adequate information about the registrant. The purchase was made for cash. The holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. The Series A Preferred Stock is convertible into 847,457 shares of our common stock at $2.36 per share. The holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock based upon the number of shares of common stock that would result from a conversion of the Series A Preferred Stock into common stock. The terms of the Series A Preferred Stock contain a make-whole provision that obligates us to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of our common stock on the date they elect to convert the Series A Preferred Stock into common stock. In addition, the terms of the Series A Preferred Stock agreement contains certain antidilution provisions.

Equity Compensation Plan Information

        The following table sets forth certain information relating to our equity compensation plans as of March 31, 2006.

Equity Compensation Plan Information

	Number of Securities to	Weighted-Average	Number of Securities
	Be Issued Upon Exercise	Exercise Price	Remaining Available for
	of Outstanding Options,	of Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans not approved by security holders:

Stock Incentive Plan	1,048,600	$4.23	183,600

Equity compensation plans not approved by security holders:	–	–	–

Total	1,048,600	$4.23	183,600

        On February 24, 2005, in response to the recently published accounting standard, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater. All of these options were in-the-money and all were held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,250. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of April 1, 2006, is approximately $582,000, all of which is related to options held by two executive officers and one employee of the Company.

        The Company recorded compensation expense of $29,000 and $352,000 in the fiscal years ended March 31, 2006 and March 31, 2005, respectively, that related to restricted stock grants awarded to its chief operating officer and chief financial officer.

Purchases of Equity Securities

        We did not repurchase any of our equity securities during fiscal 2006.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company's Financial Statements and Notes thereto. See "FINANCIAL STATEMENTS."

	Years Ended March 31,

	2006	2005	2004	2003	2002

	(In Thousands; Except Earnings Per Share Amounts)

Income Statement Data:

Net Sales	$42,522	$40,224	$34,384	$29,385	$24,769

Cost of Sales and Other Expenses	39,676	37,966	31,214	26,413	21,561

Net Income Before Taxes	2,846	2,258	3,170	2,972	3,208

Income Tax Expense	(1,194)	(964)	(1,190)	(1,124)	(1,234)

Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible Preferred Stock	–	–	–	(347)	–

Convertible Preferred Stock Dividends	(222)	(220)	(220)	(168)	–

Net Income Available to Common Stockholders	$1,430	$1,074	$1,760	$1,333	$1,974

Net Income Per Basic Common Share	$0.24	$0.19	$0.35	$0.28	$0.46

Net Income Per Diluted Common Share	$0.23	$0.18	$0.29	$0.26	$0.44

	At March 31,

	2006	2005	2004	2003	2002

	(In Thousands)

Balance Sheet Data:
Cash	$447	$373	$59	$395	$410
Net Working Capital	7,915	9,894	8,552	4,464	3,274
Assets	23,082	22,406	20,821	17,383	15,515
Debt	4,167	6,955	8,556	8,484	11,780
Stockholders' Equity	12,433	10,588	7,924	5,393	468

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We experienced growth of approximately 6% in net sales in fiscal year ended March 31, 2006. Our revenue grew due to increased sales of our consumable punch card product lines and increased sales of our prepackaging machines. We believe the revenue increase in our consumable products is primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the United States population; (3) a continued shift toward punch card usage; and (4) growth in international markets. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic or demographic region.

        Our gross margin remained approximately the same as the previous year. Our SG&A expenses increased by approximately 10.5% primarily as a result of new sales and marketing efforts, the addition of personnel to accommodate the growth in our business and expenses incurred for compliance with audit, tax and securities regulation.

        Our interest expense decreased in the fiscal year ended March 31, 2006 compared to the fiscal year that ended March 31, 2005 because we had less debt.

        Depreciation increased primarily as a result of a one-time charge of $399,000, which we recorded in September 2005 that resulted from a physical inventory count performed on our fixed assets.

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2006 and 2005.

	Fiscal Year Ended March 31, 2006

	For The Three Months Ended

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

	(In Thousands; Except Per Share Amounts)

		Restated	Restated
Income Statement Data:
Net Sales	$9,496	$10,485	$11,028	$11,513
Gross Profit	$3,683	$4,079	$4,258	$4,191
Net Income Available to Common Stockholders	$272	$243	$626	$289
Net Income Per Basic Common Share	$0.05	$0.04	$0.10	$0.05

Net Income Per Diluted Common Share	$0.05	$0.04	$0.10	$0.05

	Fiscal Year Ended March 31, 2005

	For The Three Months Ended

	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005

	(In Thousands; Except Per Share Amounts)

Income Statement Data:
Net Sales	$10,013	$10,249	$10,008	$9,954
Gross Profit	$3,784	$3,968	$3,583	$4,048
Net (Loss) Income Available to Common Stockholders	$(501)	$340	$322	$913
Net (Loss) Income Per Basic Common Share	$(0.09)	$0.06	$0.06	$0.16

Net (Loss) Income Per Diluted Common Share	$(0.09)	$0.06	$0.05	$0.14

        In June 2006, the Company restated its previously issued quarterly financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the quarters ended September 30, 2005 and December 31, 2005.

        The Company determined that certain shipments, primarily those that were made to wholesale distributors, have been made FOB destination and title and risk of loss did not transfer until the product was received by the customer. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, which states that revenue should not be recognized until title and risk of loss have transferred. The effect on its audited consolidated financial statements for the prior years was not material to the results of operations for those fiscal years.

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

        Also, the effect of the restatement was to increase revenue by approximately $838,000, increase cost of sales by approximately $512,000, increase income tax expense by approximately $123,000 and increase net income by approximately $203,000 or $.03 per diluted common share for the three months ended December 31, 2005. The cumulative effect of the restatements of the financial statements for the periods ended September 30, 2005 and December 31, 2005 was to decrease revenue by approximately $15,000, decrease cost of sales by approximately $9,000, decrease income tax expense by approximately $2,000 and decrease net income by approximately $4,000 or $0.00 per diluted common share for the nine months ended December 31, 2005.

        In addition, the restatement resulted in a decrease of approximately $15,000 in accounts receivable, and increase of approximately $9,000 in inventory and a approximately $2,000 increase in deferred tax benefits as of December 31, 2005.

        The following schedules show the effect of the restatement described above on the selected quarterly results of operations for the quarters ended September 30, 2005 and December 31, 2005.

							Cumulative Effect
							of Restatement
	As Reported		As Restated	As Reported		As Restated	For Two
	Quarter Ended		Quarter Ended	Quarter Ended		Quarter Ended	Quarters Ended
	September 30,		September 30,	December 31,		December 31,	December 31,
	2005	Adjustment	2005	2005	Adjustment	2005	2005

	(In Thousands; Except Per Share Amounts)

Net Sales	$11,338	$(853)	$10,485	$10,190	$838	$11,028	$(15)

Net Income Available to
Common Stockholders	$450	$(207)	$243	$423	$203	$626	$(4)

Income Per Diluted Common
Share	$0.07	$(0.03)	$0.04	$0.07	$0.03	$0.10	$–

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Results of Operations

Net Sales

        Net sales for the fiscal year ended March 31, 2006, increased 5.7% to $42.5 million from $40.2 million in the prior year. Net sales increased in fiscal 2006 primarily as a result of an increase in consumable punch cards sold to existing and new customers in the United States, an increase in consumable punch cards and machines sold in the United Kingdom and the sales of prepackaging machines in the United States. These increases were partially offset by a decline in sales of our OnDemand systems.

Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2006, increased 5.9% to $26.3 million from $24.8 million in the prior year. Cost of sales as a percentage of net sales increased to 61.9% from 61.8% in the prior year. The increase in the cost of sales percentage resulted primarily from the fact that we experienced increases in our direct costs of materials and labor used in the manufacturing of our consumable products and prepackaging machines and higher factory overhead costs primarily associated with new personnel added in maintenance, supervision and quality control. We were able to partially offset those increases by raising our selling prices. As a result, our product margin on these products, as a percentage of net sales, remained fairly stable.

Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the fiscal year ended March 31, 2006, increased 10.5% to $10.7 million compared to $9.7 million in the prior year. The increase resulted primarily from the costs associated with additional personnel and benefit costs for employees that were added to support our overall growth and costs associated with our United Kingdom operations.

        In addition, selling costs associated with variable compensation programs, (i.e., commissions) increased in fiscal 2006 due to higher net sales. Also, we increased our marketing efforts by attending more tradeshows and created more sales literature to support our sales personnel. Our administrative costs increased in fiscal 2006 due primarily to expenses related to insurance, auditing, tax services and securities law compliance.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2006, increased 20.1% to $2.3 million compared to $1.9 million in the prior year. The increase resulted primarily from the fact that in our second quarter of fiscal 2006, we recorded a charge of $399,000 related to a physical inventory count that we performed of fixed assets after we moved to our new facility.

Interest Expense

        Interest expense for the fiscal year ended March 31, 2006 decreased 47.5% to $322,000 compared to $613,000 the prior year. The decrease resulted primarily from lower debt levels in fiscal 2006 compared to fiscal 2005 and was partially offset by higher interest rates on variable rate debt.

Amortization of Financing Costs and Original Issue Discount

        Amortization of financing costs and original issue discount for the fiscal year ended March 31, 2006 decreased to $36,000 compared to $1,303,000 in the prior year. This decrease resulted primarily from the fact that in the previous year, we repaid a $4,000,000 subordinated note. At that time, the remaining original issue discount ($741,000) and financing costs associated with that note ($420,000) were completely written off.

Other Income

        We had no other income in fiscal 2006. In fiscal 2005, we realized $400,000 of other income when we determined that a liability associated with a former wholly owned subsidiary would not be payable.

Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2006, increased 23.9% to $1,194,000 compared to $964,000 the prior year. The increase resulted from higher pretax net income in fiscal 2006 compared to the prior year. Our effective tax rate in fiscal 2006 was 42.0% compared to 42.7% in fiscal 2005. The decrease results primarily from the fact that in fiscal 2005, we wrote off the original issue discount associated with the subordinated debt, which we repaid. The remaining amount of original issue discount for tax purposes was different than the amount we had recorded on our balance sheet. When we wrote off the original issue discount, the deduction on our tax return was lower than the expense recorded in our statement of earnings, and therefore, this permanent difference resulted in a higher effective tax rate. In addition, our state and local income taxes increased in 2006 compared to fiscal 2005 when we established a reserve for potential obligations to various states.

Series A Preferred Stock Dividends

        The terms of our Series A Preferred Stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during each of the fiscal years 2006 and 2005 was $222,000 and $220,000, respectively. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. All dividends accrued in the fiscal years ended March 31, 2006 and 2005 were paid in cash.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Results of Operations

Net Sales

        Net sales for the fiscal year ended March 31, 2005, increased 17.0% to $40.2 million from $34.4 million the prior year. Net sales increased in fiscal 2005 primarily as a result of an increase in consumable punch cards sold to existing and new customers in the United States, an increase in consumable punch cards and machines sold in the United Kingdom and the sale of 10 OnDemand systems in the United States. Selling prices for consumable punch cards were stable during fiscal 2005.

Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2005, increased 18.7% to $24.8 million from $20.9 million the prior year. Cost of sales as a percentage of net sales increased to 61.8% from 60.9% for the prior year. The increase in the cost of sales percentage resulted primarily from the fact that OnDemand machine sales increased over the prior year, and the product margin on OnDemand machines is less than the product margin on consumable punch card products. In addition, overhead costs increased primarily due to additional personnel, benefit costs associated with employees that were added to support the increased production of consumable punch cards and the production and support of the OnDemand machines and increased costs associated with the new facility occupied in October 2004.

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

Selling, General and Administrative Expenses

        SG&A expenses for the year ended March 31, 2005, increased 29.8% to $9.7 million compared to $7.5 million the prior year. The increase resulted primarily from the costs associated with additional personnel and benefit costs for employees that were added to support our overall growth, costs associated with our United Kingdom operations and higher marketing expenditures. In fiscal 2005, we also incurred $279,000 associated with the move of the Company in October 2004 and $365,000 for the stock grant given to the Company’s CFO. During the fiscal years ended March 31, 2005 and 2004, we charged off approximately $45,000 and $103,000, respectively, in uncollectable accounts receivable and increased our estimated bad debt reserve by $12,000 and $49,000, respectively. We regularly review the adequacy of our bad debt reserve by specific customer account analysis as well a review of historical trends.

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

Series A Preferred Stock Dividends

        The terms of our Series A Preferred Stock include the payment of quarterly dividends at the rate of 11% per annum. The amount of preferred stock dividends that accrued during each of the fiscal years 2005 and 2004 was $220,000. The dividends are payable in cash or shares of Series A Preferred Stock at our option and are cumulative. All dividends accrued in the fiscal years ended March 31, 2005 and 2004 were paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations provided cash of $6.0 million in the fiscal year ended March 31, 2006, compared to $5.0 million the prior year. The increase resulted primarily from the fact that we improved the turnover rate of our inventory in fiscal 2006 compared to fiscal 2005. In addition, we experienced significant increases in accrued liabilities for legal and professional fees, as well as employee incentive compensation plans at the end of fiscal 2006 compared to the end of fiscal 2005.

        Investing activities used $2.9 million during the fiscal year ended March 31, 2006, compared to $2.6 million the prior year. The increase resulted primarily from the fact that we expended approximately $1.2 million to acquire BAF Printers, Ltd. in the United Kingdom. Our expenditures for equipment in fiscal 2006 decreased by approximately $898,000 compared with fiscal 2005 because in fiscal 2005 we purchased new equipment and furniture and fixtures when we relocated our office and manufacturing facility.

        Financing activities used $3.0 million during the fiscal year ended March 31, 2006 compared to $2.1 million the prior year. The increase in cash used for financing activities resulted primarily from the fact that we used our free cash flow to reduce our borrowings on our revolving line of credit.

        We had working capital of $7.9 million at March 31, 2006, compared to $9.9 million at March 31, 2005. The decrease in working capital resulted primarily from increases in accrued liabilities related to legal and professional fees and employee incentive compensation plans at the end of fiscal 2006 compared to the end of fiscal 2005. In addition, the amount of our long-term debt that is payable in the following fiscal year increased at the end of fiscal 2006 compared to the end of fiscal 2005 due to the normal amortization schedule of term loans.

        We currently do not have any material commitments for capital expenditures.

        We do not maintain significant cash balances because available cash is used to pay down our revolving line of credit. Cash on hand of $447,000 and $373,000 at March 31, 2006 and 2005, respectively, is held in banks located in the United Kingdom. We view the excess availability on our line of credit as our cash reserve. At March 31, 2006, we had approximately $5.4 million available on our revolving line of credit.

        In June 2004, we completed a debt refinancing and repaid the entire amount, $4,000,000, of its subordinated note and term loan with a bank with the proceeds of an additional senior term loan and advances on its revolving line of credit. In April 2004, the subordinated note holders exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreements and sold the common stock. All of our obligations under the warrant agreement were extinguished at the time the investor sold the common stock and the debt was repaid. Upon the repayment of the subordinated note, we incurred a prepayment penalty of $120,000. As part of the refinancing, we extended the maturity date of the revolving loan to June 2007, increased the maximum revolving loan limit from $5.0 million to $8.5 million, entered into a new secured equipment loan for $1.2 million and obtained a new $300,000 line of credit to fund future purchases of equipment. At the time the subordinated note was repaid, we recorded a one-time non-cash expense to extinguish the unamortized original issue discount of approximately $741,000 and wrote-off the deferred financing costs of approximately $420,000 that were incurred when the subordinated debt was acquired.

        In February 2006, we amended our secured loan agreement to allow for the acquisition of BAF, increase the equipment line of credit from $300,000 to $1,000,000, modified certain financial covenants and increased the borrowing base limit related to eligible inventory.

        Our revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The revolving line of credit allows for borrowings based upon advance rates that are applied to our eligible accounts receivable and inventory at the prime rate, currently 8%, or LIBOR plus 2.25%. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 0.5% or LIBOR plus 2.75%.

        The revolving line of credit and term loans contain provisions that require us to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. We were in compliance with all provisions of the loan agreements as of March 31, 2006.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change based upon our success in selling our OnDemand systems. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support anticipated increases in accounts receivable and inventory.

        We believe that the cash generated from operations during the next fiscal year and our available lines of credit will be sufficient to meet our working capital and capital expenditure requirements.

OFF-BALANCE SHEET ARRANGEMENTS

        In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

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

        We currently do not have any off-balance sheet arrangements as defined above.

CONTRACTUAL OBLIGATIONS

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of March 31, 2006:

		Less Than	1 – 3	4 – 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)

Long-Term Debt	$3,818	$866	$2,952	$–	$–
Capital Leases	$349	$140	$166	$43	$–
Operating Leases	$8,906	$946	$1,783	$1,667	$4,510

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

Valuation of Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. We review the status of our accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of March 31, 2006 and 2005, the Company has established an allowance for doubtful accounts of approximately $236,000 and $199,000, respectively, to account for estimated uncollectible accounts.

Inventory Obsolescence Valuation Allowance

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. As of March 31, 2006 and 2005, the Company has established an inventory valuation allowance of approximately $192,000 and $205,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        We established a reserve for unpaid medical claims of approximately $90,000 and $49,000 at March 31, 2006 and 2005, respectively. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

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

Impairment Valuations

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized on a discounted cash flow analysis. There were no impairment losses in 2006, 2005 and 2004.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the periods ended March 31, 2006, 2005 and 2004, totaled approximately $254,000, $177,000 and $161,000, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bears interest at variable interest rates. A 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $30,000 at the variable-rate outstanding level of debt at March 31, 2006.

        In addition, the Company is exposed to foreign rate changes of the British Pound as it impacts the net asset value of its subsidiaries located in the United Kingdom. The Company believes that the exposure to foreign currency translation gains or losses is minimal.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended March 31, 2006, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period ended March 31, 2006 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. We have concluded that we did not maintain effective controls over the authorization and/or communication of selling terms provided to customers. We determined that because effective controls regarding the authorization and/or communication were not in place, the recognition of revenue on certain shipments was inconsistent with our accounting policies and that a material weakness existed in our internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants. In addition, we have determined that a material weakness exists in our internal controls over financial reporting related to the limited number of accounting personnel in the Company. We disclosed this to our Audit Committee and to the independent registered public accountants.

Plan for Remediation of Material Weaknesses

        The Company has instituted new policies that provide controls to improve the authorization and/or communication of selling terms provided to customers. Also, the Company has commenced a search for qualified personnel to fill a newly created position in its accounting department. This position is expected to be filled in the near future.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred, other than those described above, during the fiscal year ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 9B.     OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2006 fiscal year.

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

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, as it relates to our CEO, CFO or controller by posting such information on our web site, at the address specified above. Information contained in our web site, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2006 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2006 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2006 fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2006 fiscal year.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements, and related notes thereto, of MTS with the independent auditors’ report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 30 of this report.

2.	Schedules not listed in the Index to Financial Statements have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	For Exhibits, see Item 16(b) below. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto is listed in Exhibit Nos. 10.2, 10.3, 10.8 and 10.40 of Item 15(b) below.

(b)	List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of, or incorporated by reference into this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

MTS MEDICATION TECHNOLOGIES, INC.

        All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of MTS Medication Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of MTS Medication Technologies, Inc. (a Delaware corporation) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Medication Technologies, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THRONTON, LLP
Tampa, Florida

June 26, 2006

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005
(In Thousands)

ASSETS

	2006	2005

Current Assets:
Cash	$447	$373
Accounts Receivable, Net	7,148	6,930
Inventories, Net	5,279	4,947
Prepaids and Other	359	89
Deferred Tax Asset	1,277	2,297

Total Current Assets	14,510	14,636

Property and Equipment, Net	5,015	4,871
Goodwill	480	–
Other Intangible Assets	467	–
Other Assets, Net	2,610	2,899

Total Assets	$23,082	$22,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,589	$4,021
Current Maturities of Long-Term Debt	698	431
Current Maturities of Related Party Note Payable	308	290

Total Current Liabilities	6,595	4,742

Long-Term Debt, Less Current Maturities	2,727	5,492
Related Party Note Payable, Less Current Maturities	434	742
Lease Incentive	317	350
Deferred Tax Liability	576	492

Total Liabilities	10,649	11,818

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	59
Capital In Excess of Par Value	13,887	13,634
Accumulated Other Comprehensive Income	91	152
Accumulated Deficit	(1,279)	(2,931)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	12,433	10,588

Total Liabilities and Stockholders' Equity	$23,082	$22,406

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(In Thousands; Except Per Share Amounts)

	2006	2005	2004

Net Sales	$42,522	$40,224	$34,384
Costs and Expenses:
Cost of Sales	26,311	24,841	20,936
Selling, General and Administrative	10,711	9,697	7,473
Depreciation and Amortization	2,296	1,912	1,342

Total Costs and Expenses	39,318	36,450	29,751

Operating Profit	3,204	3,774	4,633

Other (Income) Expenses
Interest Expense	322	613	851
Amortization of:
Financing Costs	36	500	364
Original Issue Discount	–	803	248
Other (Income)	–	(400)	–

Total Other Expenses	358	1,516	1,463

Income Before Taxes	2,846	2,258	3,170

Income Tax Expense	1,194	964	1,190

Net Income	1,652	1,294	1,980
Convertible Preferred Stock Dividends	222	220	220

Net Income Available to Common Stockholders	$1,430	$1,074	$1,760

Net Income Per Basic Common Share	$0.24	$0.19	$0.35

Net Income Per Diluted Common Share	$0.23	$0.18	$0.29

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(In Thousands; Except Shares)

	Preferred Stock		Common Stock			Accumulated
	$.001 Par Value		$0.1 Par Value		Capital In	Other				Total
					Excess of	Comprehensive	Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Income	Deficit	Shares	Stock	Equity

Balance March 31, 2003	2,000	$2	4,393,683	$44	$11,880	$0	($6,205)	(60)	($ 328)	$5,393
Stock Options and Warrants Exercised			469,497	5	507					512
Tax Benefit from Stock Options Exercised					178					178
Convertible Preferred Stock Dividend					(220)					(220)
Comprehensive Income:
Net Income							1,980			1,980
Foreign Currency Translation Adjustment						81				81

Comprehensive Income										2,061

Balance March 31, 2004	2,000	2	4,863,180	49	12,345	81	(4,225)	(60)	(328)	7,924
Stock Options and Warrants Exercised			923,100	9	642					651
Stock Grant Issued			50,000	1	351					352
Acceleration of Option Vesting					10					10
Tax Benefit from Stock Options Exercised					506					506
Convertible Preferred Stock Dividend					(220)					(220)
Comprehensive Income:
Net Income							1,294			1,294
Foreign Currency Translation Adjustment						71				71

Comprehensive Income										1,365

Balance March 31, 2005	2,000	2	5,836,280	59	13,634	152	(2,931)	(60)	(328)	10,588
Stock Options and Warrants Exercised			175,785	1	259					260
Stock Grant Issued			5,000		29					29
Tax Benefit from Stock Options Exercised					187					187
Convertible Preferred Stock Dividend					(222)					(222)
Comprehensive Income:
Net Income							1,652			1,652
Foreign Currency Translation Adjustment						(61)				(61)

Comprehensive Income										1,591

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	($1,279)	(60)	($328)	$12,433

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(In Thousands)

	2006	2005	2004

Operating Activities
Net Income	$1,652	$1,294	$1,980

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,296	1,912	1,342
Amortization of Deferred Financing Costs	36	500	364
Amortization of Lease Incentive	(33)	(17)	–
Lease Incentive Received	–	400	–
Deferred Income Taxes	1,033	953	1,148
Amortization of Original Issue Discount	–	803	248
Reserve for Obsolete Inventory	174	132	112
Product Development Costs Written Off	187	–	–
Restricted Stock Grant Awarded	29	352	–
Acceleration of Option Vesting	–	10	–
Loss on Disposal of Equipment	67	–	–
Changes In Assets and Liabilities, Net of Acquisition:
Accounts Receivable	210	(160)	(1,956)
Inventories	(387)	(1,207)	(878)
Prepaids and Other	(271)	340	(335)
Accounts Payable and Other Accrued Liabilities	1,004	(339)	571

Total Adjustments	4,345	3,679	616

Net Cash Provided by Operating Activities	5,997	4,973	2,596

Investing Activities
Expended for Acquisition of Business	(1,201)	–	–
Expended for Property and Equipment	(1,054)	(1,952)	(1,469)
Expended for Product Development	(546)	(606)	(451)
Expended for Patents and Other Assets	(50)	(77)	(89)

Net Cash Used by Investing Activities	(2,851)	(2,635)	(2,009)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(120)	(138)	(1,493)
Payments on Related Party Note Payable	(289)	(227)	(178)
Net (Payments) Advances on Revolving Line of Credit	(2,315)	1,342	456
Expended for Financing Costs	(26)	(106)	–
Dividends on Convertible Preferred Stock	(222)	(220)	(220)
Exercise of Stock Options	260	653	512
Payments on Subordinated Notes	–	(4,000)	–
Borrowing on Term Loans	–	1,200	–
Payments on Term Loans	(320)	(583)	–

Net Cash Used by Financing Activities	(3,032)	(2,079)	(923)

Effect of Exchange Rate Changes on Cash	(40)	55	–

Net Increase (Decrease) in Cash	74	314	(336)
Cash at Beginning of Period	373	59	395

Cash at End of Period	$447	$373	$59

See Note 21 for supplemental disclosures of other cash flow information.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006, 2005 AND 2004

NOTE 1 – BACKGROUND INFORMATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”) and BAF Printers, Ltd. (“BAF”).

        MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTS in the United Kingdom. In February 2006, the Company acquired BAF, a United Kingdom based manufacturer of bags and labels for pharmacies (see Note 11).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited and BAF. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2006 and 2005, the Company’s cash and cash equivalents include the United States dollar equivalent of approximately $447,000 and $373,000, respectively, maintained in banks in the United Kingdom. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of March 31, 2006 and 2005, we established an inventory valuation allowance of approximately $192,000 and $205,000, respectively, to account for the estimated loss in value of inventory due to obsolescence (see Note 5).

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the OnDemand machine sales agreements with its customers. The warranty period is generally for a six-month period. Warranty and service costs incurred during the periods ended March 31, 2006, 2005 and 2004 totaled approximately $254,000, $177,000 and $161,000, respectively. The reserve is an estimate based on historical trends, the number of machines under warranty, the cost of replacement parts and the expected reliability of the Company’s products. Warranty and service costs are charged against the accrual when incurred.

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence (VSOE) of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $1,502,000, $1,340,000 and $1,165,000 for fiscal years 2006, 2005 and 2004, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

        There were two customers whose sales accounted for approximately 22%, 23% and 27% of net sales for fiscal years 2006, 2005 and 2004, respectively.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of March 31, 2006 and 2005, the Company has established an allowance for doubtful accounts of approximately $236,000 and $199,000, respectively, to account for estimated uncollectible accounts (see Note 4).

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

        The Company uses accelerated methods of depreciation for tax purposes (see Note 6).

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $432,000, $139,000 and $161,000 in research and development costs during fiscal years 2006, 2005 and 2004, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring certain of these costs to inventory. The Company capitalized approximately $546,000, $606,000 and $451,000 of product development costs during the years ended March 31, 2006, 2005 and 2004, respectively.

        All remaining product development costs are generally amortized on a straight-line basis over a five (5) year period, the estimated useful life of the related asset. Amortization expense related to product development costs was approximately $468,000, $362,000 and $355,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

        At March 31, 2006 and 2005, the Company’s capitalized product development costs, included its OnDemand system, which represented $2,601,000, and $1,843,000, respectively, of the total gross capitalized product development costs. During the year ended March 31, 2006 and 2005, the Company sold four (4) and ten (10) OnDemand systems, respectively (see Note 7).

Other Assets

        Other assets are carried at cost less accumulated amortization. Amortization is being calculated on a straight-line basis over a three-year to seventeen-year period, the estimated useful life of the related asset.

Goodwill and Other Intangible Assets

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly will not amortize goodwill, but will annually review it for impairment. Any impairment charges related to goodwill will not be deductible for tax purposes. Other intangible assets acquired in the BAF acquisition are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful life of the assets (see Note 11).

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis. There were no impairment losses in 2006, 2005 and 2004.

Earnings Per Share

        Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income before preferred stock dividends by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the outstanding convertible preferred stock (see Note 17).

Income Taxes

        Income taxes are provided for under the liability method in accordance with FASB No. 109, “Accounting for Income Taxes”, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note 15).

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

	2006	2005	2004

Net Income Available to Common Stockholders as Reported	$1,430	$1,074	$1,760

Less:

Stock Based Employee Compensation Cost Under the Fair Value Based Method	988	2,087	519

Net Income (Loss) Pro Forma	$442	$(1,013)	$1,241

Net Income Per Common Share – Basic as Reported	$0.24	$0.19	$0.35

Net Income (Loss) Per Common Share – Basic Pro Forma	$0.07	$(0.18)	$0.24

Net Income Common Per Share – Diluted as Reported	$0.23	$0.18	$0.29

Net Income (Loss) Per Common Share – Diluted Pro Forma	$0.09	$(0.18)	$0.21

Weighted Average Shares Outstanding – Basic	5,962	5,639	5,081

Weighted Average Shares Outstanding – Diluted	7,190	7,129	6,910

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal years 2006, 2005 and 2004, respectively, no dividend yield for all years, expected volatility of 94, 112 and 133 percent; risk-free interest rates of 4.0, 3.0 and 3.0 percent, and three-year expected lives for all years.

        On February 24, 2005, in response to the recently published accounting standard, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater. All of these options were in-the-money and all were held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,250. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for FAS 123R of April 1, 2006, is approximately $582,000, all of which is related to options held by two executive officers and one employee of the Company. Options granted in the fiscal year ended March 31, 2006 vested on the grant date.

        The above pro forma disclosures may not be representative of the affects on reported net income (loss) for future years, due to vesting periods, if any, the number of options granted, the share price, and the fact that the Company may continue to grant additional options to employees. For options granted with graded vesting, the Company amortizes compensation cost using the straight line method over the vesting period.

        The Company recorded compensation expense of $29,000 and $352,000 in the fiscal years ended March 31, 2006 and March 31, 2005, respectively, that related to restricted stock grants awarded to its chief operating officer and chief financial officer.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items.

        The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

        In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has reviewed the effect that SFAS 150 has on certain financial instruments issued in June 2002 (see Note 16) and has determined that these financial instruments are properly classified as equity in its financial statements as of March 31, 2006.

Recent Accounting Pronouncements

        In December, 2004, the FASB issued FAS No. 123 (revised 2004) (“FAS 123(R)”), Share-Based Payment, which is a revision of FAS 123. FAS 123(R) supersedes APB 25 and FAS 123, and amends FAS No. 95, Statement of Cash Flows. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement eliminates the alternative to use APB 25‘s intrinsic value method of accounting that was provided in FAS 123 as originally issued. Under APB 25, issuing stock options to employees at or above fair value generally resulted in no recognition of compensation cost.

        FAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. This standard is effective as of April 1, 2006 for the Company.

        FAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, thus reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options.

        The Company follows the disclosure only provisions of FAS 148, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. FAS 123(R) requires that the Company use the valuation technique that best fits the circumstances.

        The Company expects to use the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures using the Black-Scholes valuation model. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The amounts reflected in Note 2 may not be representative of the affects on reported net income (loss) for future years, due to vesting periods, if any, the number of options granted, the share price, and the fact that the Company may continue to grant additional options to employees.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning in fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

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

Foreign Currency Transactions and Translation

        For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income.

Reclassification of Certain Amounts

        Certain amounts on the consolidated balance sheet and statement of cash flows as of March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation. The Company does not believe that the reclassifications have a material effect on the March 31, 2005 financial statements, both from a quantitative and qualitative perspective.

NOTE 3 – RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

        The Company has restated its previously issued financial statements to correct for an error in applying its accounting policies related to revenue recognition for certain shipments made to customers during the three months ended September 30, 2005 and December 31, 2005.

        The Company determined that certain shipments, primarily those that were made to wholesale distributors, have been made FOB destination and title and risk of loss did not transfer until the product was received by the customer. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, which states that revenue should not be recognized until title and risk of loss have transferred. The effect on its audited consolidated financial statements for the prior years was not material to the results of operations for those fiscal years.

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

        Also, the effect of the restatement was to increase revenue by approximately $838,000, increase cost of sales by approximately $512,000, increase income tax expense by approximately $123,000 and increase net income by approximately $203,000 or $.03 per diluted common share for the three months ended December 31, 2005. The cumulative effect of the restatements of the financial statements for the periods ended September 30, 2005 and December 31, 2005 was to decrease revenue by approximately $15,000, decrease cost of sales by approximately $9,000, decrease income tax expense by approximately $2,000 and decrease net income by approximately $4,000 or $0.00 per diluted common share for the nine months ended December 31, 2005.

        In addition, the restatement resulted in a decrease of approximately $15,000 in accounts receivable, and increase of approximately $9,000 in inventory and an approximately $2,000 increase in deferred tax benefits as of December 31, 2005.

NOTE 4 – ACCOUNTS RECEIVABLE

        Accounts receivable are shown net of an allowance for doubtful accounts of $236,000 and $199,000 at March 31, 2006 and 2005, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Beginning Balance	$199	$187
Provision for Doubtful Accounts	80	57
Charge-Offs	(43)	(45)

Ending Balance	$236	$199

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk – The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2006 and 2005, three customers comprised approximately 17% and 32%, respectively, of the total outstanding accounts receivable, and one of those customers represented 8% and 15%, respectively, of the total outstanding accounts receivable.

NOTE 5 – INVENTORIES

        Inventories consist of the following:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Raw Material	$2,195	$2,374
Finished Goods and Work In Progress	3,276	2,778
Less: Inventory Valuation Allowance	(192)	(205)

	$5,279	$4,947

        The changes in the inventory valuation allowance are summarized as follows:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Beginning Balance	$205	$195
Provision for Obsolescence	174	132
Charge-Offs	(187)	(122)

Ending Balance	$192	$205

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 6 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Property and Equipment	$9,133	$11,980
Leasehold Improvements	883	1,091

	10,016	13,071
Less Accumulated Depreciation and Amortization	(5,001)	(8,200)

	$5,015	$4,871

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $1,565,000, $1,242,000 and $767,000 for fiscal years ending March 31, 2006 2005 and 2004, respectively.

        The Company performed a physical inventory of its property and equipment during the fiscal year ending March 31, 2006, which resulted in $399,000 of additional depreciation expense.

NOTE 7 – OTHER ASSETS

	Amortization Period	March 31,	March 31,
	(Years)	2006	2005

		(In Thousands)

Product Development (see Note 2)	3 – 5	$3,243	$2,902
Less: Accumulated Amortization		(1,703)	(1,235)

		$1,540	$1,667

Patents	5 – 17	$2,472	$2,423
Less: Accumulated Amortization		(1,573)	(1,313)

		$899	$1,110

Financing Costs (see Note 18)	3 – 5	$132	$106
Less: Accumulated Amortization		(64)	(26)

		$68	$80

Other	5	$103	$222
Less: Accumulated Amortization		–	(180)

		$103	$42

Total Other Assets, Net		$2,610	$2,899

        All of the Company’s other assets are pledged as collateral on bank notes.

        The following is a schedule by year for the amortization of patents:

(In Thousands)

2007 .....................................................................	$257
2008 .....................................................................	$252
2009 .....................................................................	$116
2010 .....................................................................	$21
2011 .....................................................................	$21

        Patent amortization expense was approximately $260,000, $288,000 and $196,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities are comprised of the following:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Accounts Payable/Trade	$2,783	$2,747
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	1,529	796
Deferred Revenue	133	110
Accrued Legal and Professional Fees	512	159
Medical Claims	90	49
Taxes	395	109
Warranty Reserve	54	24
Other	93	27

	$5,589	$4,021

NOTE 9 – LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31,	March 31,
	2006	2005

	(In Thousands)

Revolving line of credit due June 2007 plus interest payable monthly at 1% above the prime rate (7.75% at March 31, 2006)	$2,310	$4,625

Bank term loan payable in graduated monthly installments of $32,000 -$52,000 plus interest at 0.50% above the prime rate through June 2007.	752	1,072

Note payable to related party (see Note 14) payable in monthly installments of $28,785 including interest at 6.25% through July 2008	742	1,031

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	349	145

Other Notes and Agreements	14	82

Total Long-Term Debt	4,167	6,955

Less Current Portion (including $308,000 and $290,000, respectively due to a related party)	(1,006)	(721)

Long-Term Debt Due After One Year	$3,161	$6,234

        In June 2004, the Company consummated a debt refinancing and repaid the entire amount, $4,000,000, of its subordinated note and term loan with a bank with the proceeds of an additional senior term loan and advances on its revolving line of credit. In April 2004, the subordinated note holders exercised their rights to acquire 566,517 shares of common stock under the terms of the warrant agreements and sold the common stock. All of the Company’s obligations under the warrant agreement were extinguished at the time the investor sold the common stock and the debt was repaid. Upon the repayment of the subordinated note, the Company incurred a prepayment penalty of $120,000, which is included as a component of interest expense. As part of the refinancing, the Company extended the maturity date of the revolving loan to June 2007, increased the maximum revolving loan limit from $5.0 million to $8.5 million, entered into a new secured equipment loan for $1.2 million and obtained a new $300,000 line of credit to fund future purchases of equipment. At the time the subordinated note was repaid, the Company recorded a one-time non-cash expense to extinguish the unamortized original issue discount of approximately $741,000 and wrote-off the deferred financing costs of approximately $420,000 that were incurred when the subordinated debt was acquired.

        In February 2006, the Company amended its secured loan agreement to allow for the acquisition of BAF, increased the equipment line of credit from $300,000 to $1,000,000, modified certain financial covenants and increased the borrowing base limit related to eligible inventory.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company.

        The new revolving line of credit allows for borrowings based upon advance rates that are applied to the Company’s eligible accounts receivable and inventory at the prime rate or LIBOR plus 2.25%, and requires that the Company maintain $750,000 of excess availability at all times. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 1% or LIBOR plus 2.75%.

        The new revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of March 31, 2006.

        The following is a schedule by year of the regularly scheduled principal payments required on the notes payable and long-term debts as of March 31, 2006:

(In Thousands)

2007 ....................................................	$1,006
2008 ....................................................	$2,944
2009 ....................................................	$174
2010 ....................................................	$43
2011 ....................................................	$–
Thereafter ..........................................	$–

        Interest expense for the years 2006, 2005 and 2004 amounted to approximately $322,000, $613,000 and $851,000, respectively.

        At March 31, 2006, the Company had a $1,000,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at March 31, 2006.

NOTE 10 – LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2006.

(In Thousands)

2007 ....................................................	$946
2008 ....................................................	$892
2009 ....................................................	$891
2010 ....................................................	$837
2011 ....................................................	$830
Thereafter ..........................................	$4,510

        The Company currently leases approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease term is for 12 years ending September 30, 2016. The Company’s corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $51,845 plus tax and increase to $80,275 plus tax in the final year. In addition, The Company is obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on the Company’s balance sheet. The amount of this liability was $237,000 and $143,000 at March 31, 2006 and 2005, respectively.

        In addition, the Company was paid $400,000 by its landlord when the lease was executed. This payment was provided as an incentive to enter into the lease. The amount is recorded as a long-term liability on the balance sheet and is being amortized as a reduction of rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2007.

        MTS Medication Technologies International, Ltd. currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of three years, and the monthly lease payments are approximately $3,400. The lease expires on May 20, 2009 and is cancellable at any time with six months notice.

        As part of the BAF acquisition, the Company entered into a premises lease with the previous owners of BAF for approximately 12,000 square feet of office and manufacturing space. The lease is for a term of three years beginning on February 22, 2006, and the monthly lease payments are approximately $4,500. In addition, the Company is obligated to pay annual operating expenses (i.e., insurance, utilities and property taxes).

        Rent expense amounted to approximately $1,134,000, $788,000 and $533,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 11 – ACQUISITION OF BAF PRINTERS, LTD.

        In February 2006, the Company acquired all of the outstanding shares of BAF. The acquisition was made to assist the Company with its plans to expand operations in the United Kingdom. The total purchase price was $2,349,000 and included $1,034,000 of cash paid, $1,148,000 of assumed liabilities and $167,000 of transaction fees and expenses. The purchase price was funded with the proceeds of an advance on the Company’s revolving line of credit. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

        The purchase price was allocated as follows:

Current Assets	$745,000
Property and Equipment	641,000
Goodwill	480,000
Other Intangible Assets (principally customer relationships and non-competition agreements)	467,000
Other	16,000

$2,349,000

        In addition, the Company has placed $87,000 in escrow that will be paid to the sellers if there are no claims against them related to any representations or warranties contained in the purchase agreement. Also, if certain financial performance objectives are achieved in the future, the sellers may be paid an additional $174,000 of contingent consideration. The Company has recorded the escrow amount as a deposit and has not recorded the contingent consideration because of the uncertainty as to whether the amount will ultimately be paid. If either of the above payments are made to the sellers in the future, the amounts will be recorded as goodwill.

        The amount of the purchase price that was allocated to other intangible assets will be amortized over a period of seven (7) years for the non-compete agreements and fifteen (15) years for the customer relationship intangible. The amount of amortization expense that is expected to be recorded in each of the next five (5) years is approximately $35,000.

        The results of operations for BAF during the period February 22, 2006 to March 31, 2006 have been included in the Company’s consolidated statement of operations.

NOTE 12 – 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan. The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2006, 2005 and 2004, the Company made matching contributions of approximately $54,000, $42,000 and $38,000, respectively, to the plan.

NOTE 13 – SELF INSURANCE PLAN

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2006, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $783,000. Reinsurance limits for the fiscal year ending March 31, 2007 were raised to $100,000 per participant and $898,000 in the aggregate. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $90,000 and $49,000 at March 31, 2006 and 2005, respectively, for all unpaid claims incurred and reported during fiscal year 2006 and an estimate of claims incurred during fiscal year 2006 that have not been reported as of March 31, 2006. Self insured medical claims costs incurred during the periods ended March 31, 2006, 2005 and 2004 totaled approximately $469,000, $591,000 and $480,000, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

        On July 28, 2003, the Company entered into an Asset Purchase Agreement with the Siegel Family Trust (the “Trust”) to purchase the rights to certain proprietary technology that had previously been available to the Company through a license agreement between the Company and the Trust. The purchase price of the rights was $1,480,000. As part of the agreement, the Trust agreed to forgive the royalties of $348,000, that were accrued and unpaid on July 28, 2003, and terminated the license agreement. The purchase price will be paid to the Trust in the form of a promissory note that is payable in sixty (60) monthly payments of $28,785, beginning on August 1, 2003, including interest at the rate of 6.25%. Interest expense incurred on the related party note payable was $56,228, $73,705 and $52,699, respectively, for the fiscal years ending March 31, 2006, 2005 and 2004. In order to assist the Company in determining the appropriate value of the rights to the proprietary technology, the Board of Directors formed a special committee comprised of three outside independent directors. The special committee engaged an independent third party to conduct an appraisal of the value of the rights. The Company reduced the purchase price of the rights by the amount of the unpaid royalties and recorded the resulting amount as patents. The patents will be amortized over a five-year period, which represents the remaining life of the patents related to these rights.

NOTE 15 – TAXES

        The components of income tax expense is as follows:

	Years Ended March 31,

	2006	2005	2004

	(In Thousands)

Current Income Taxes	$161	$11	$42
Deferred Income Taxes (Principally related to the use of the tax loss carryforward)	1,003	953	1,148

Income Tax Expense	$1,194	$964	$1,190

        Total income tax expense for 2006, 2005 and 2004 resulted in effective tax rates of 42.0%, 42.7% and 37.5%, respectively. The reasons for the differences between these effective tax rates and the United States statutory rate of 34.0% are as follows:

	Years Ended March 31,

	2006	2005	2004

	(In Thousands)

Tax Expense at United States Statutory Rate	$968	$768	$1,078
State Income Tax, Net	111	101	106
Provision for Tax Uncertainties	$98	–	–
Other	17	95	6

	$1,194	$964	$1,190

        Although the Company has operations in a foreign country, to date, there has been no material taxable income attributable to those operations in the foreign country.

        Deferred taxes consist of the following:

	March 31, 2006	March 31, 2005

	(In Thousands)

Current:
Deferred Tax Assets:
Tax Loss Carryforward	$827	$1,470
Reserves and Provisions	310	684
Inventory Valuation Allowance	57	73
Allowance for Doubtful Accounts	83	70

Current Deferred Tax Assets, Net	1,277	2,297

Noncurrent:
Deferred Tax Assets:
Reserves and Provisions	167	141

Noncurrent Deferred Tax Asset	167	141

Deferred Tax Liability:
Depreciation / Amortization	(743)	(633)

Noncurrent Deferred Tax Liability	(743)	(633)

Noncurrent Deferred Tax Liability, Net	(576)	(492)

Net Deferred Tax Asset	$701	$1,805

        The Company believes that it is more likely than not that these income tax benefits will be realized in the future based in part on (1) the historical profitable operations of its core business; (2) expectations that its core business will continue to be profitable; (3) growth opportunities available for its core business; and (4) the length of time that the net operating loss carryforwards are available to offset future taxable income. The income tax benefit is comprised primarily of net operating loss carryforwards of approximately $2.2 million that are available to offset future taxable income. The carryforward losses expire beginning in fiscal year 2011 and ending in fiscal year 2020. The Company anticipates that its net income, before taxes, in the fiscal year ending March 31, 2007 will fully utilize the remaining tax loss carryforward. Accordingly, the entire related deferred tax asset has been classified as current.

NOTE 16 – STOCKHOLDERS’ EQUITY

        Stockholders’ Equity consists of the following:

	March 31,	March 31,	March 31,
	2006	2005	2004
Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000	10,000
Issued Shares	2,000	2,000	2,000
Outstanding Shares	2,000	2,000	2,000

	March 31,	March 31,	March 31,
	2006	2005	2004
Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000	25,000,000
Outstanding Shares	6,017,005	5,836,160	4,863,060
Issued Shares	6,017,065	5,836,220	4,863,120

Series A Convertible Participating Preferred Stock

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended March 31, 2006, all dividends were paid in cash. The preferred stock is convertible into 847,457 shares of the Company’s common stock at $2.36 per share. The holder of the shares of convertible preferred stock are entitled to vote with the holders of the common stock based upon the number of common shares that would result from a conversion of the preferred share into common shares. The terms of the preferred stock contain a make-whole provision that obligates the Company to pay certain amounts to the holders if they do not ultimately receive an amount equal to the price per share of the common stock on the date they elect to convert the preferred stock into common stock. On the date the convertible preferred stock was issued, the fair market value of the Company’s common stock was $2.77 per share based upon the closing bid on the Over The Counter Bulletin Board (“OTCBB”). The difference between the fair market value of the shares and the conversion price of the convertible preferred stock represented a constructive dividend to the holders of the preferred stock in the amount of $347,000. In addition, the terms of the convertible preferred stock agreement contains certain antidilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the preferred stock into common stock. The Company followed the accounting prescribed in EITF 98-5 and EITF 00-27 for the recording of the convertible preferred stock and the constructive dividend.

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

Stock Options

        MTS Medication Technologies, Inc. Stock Incentive Plan (the “Plan”) provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,100,000 shares of common stock are reserved for issuance under the Plan. As of March 31, 2006, options to purchase 1,048,600 shares were outstanding and 183,600 options are available for issuance under the Plan.

        Incentive stock options historically contained terms that provide for vesting over a period of three to five years and expire at the time the recipient ceases to be employed by the Company or ten years, whichever occurs first, however, options granted in the fiscal year ended March 31, 2006 vested on the grant date.

        In connection with the exercise of options under the Company’s Stock Incentive Plan, during the fiscal years ended March 31, 2006 and 2005, tax benefits to the Company of $187,000 and $506,000, respectively, were recorded as additional paid in capital.

        Activity related to options is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2003	1,521,806	$0.48	-	$25.00	$2.10
Granted in Fiscal 2004:
Officers and Directors	89,000	$4.35	-	$12.45	$5.25
Employees	43,333	$3.21	-	$4.55	$4.97
Options Exercised	(404,791)	$1.50	-	$2.50	$1.79
Options Expired	(78,048)	$1.40	-	$25.00	$4.15

Outstanding at March 31, 2004	1,171,300	$0.48	-	$15.95	$2.38
Granted in Fiscal 2005:
Officers and Directors	275,000	$5.65	-	$6.55	$6.45
Employees	160,000	$6.50	-	$6.55	$6.54
Options Exercised	(356,583)	$1.45	-	$4.55	$1.90
Options Expired	(156,917)	$1.50	-	$15.95	$2.36

Outstanding at March 31, 2005	1,092,800	$0.48	-	$15.00	$4.07
Granted in Fiscal 2006:
Officers and Directors	5,000	$5.80	-		$5.80
Employees	220,000	$5.60	-	$6.55	$5.95
Options Exercised	(93,900)	$0.48	-	$6.55	$2.29
Options Expired	(175,300)	$2.50	-	$15.00	$6.47

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23

Outstanding Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	277,500	5.0	$1.60
$2.50 - $5.00	274,100	4.4	$3.08
$5.60 - $12.45	497,000	9.3	$6.34

Exercisable Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	277,500	5.0	$1.60
$2.50 - $5.00	231,100	3.8	$2.92
$5.60 - $12.45	497,000	9.3	$6.34

        The options outstanding at March 31, 2006 expire on various dates commencing in October 2005 and ending in March 2014.

        The weighted average grant date fair value of options granted during fiscal years 2006, 2005 and 2004 was $3.65, $4.44 and $3.48, respectively.

Warrants

        Activity related to warrants is as follows:

		Weighted Average
	Number of Shares	Exercise Price Per Share

Outstanding at March 31, 2003	774,117	$0.45
Warrants Granted in Fiscal 2004	–	–
Warrants Exercised	(178,100)	$1.53
Warrants Expired	–	–

Outstanding at March 31, 2004	596,017	$0.19
Warrants Granted in Fiscal 2005	–	–
Warrants Exercised	(566,517)	$0.01
Warrants Expired	–	–

Outstanding at March 31, 2005	29,500	$1.88
Warrants Granted in Fiscal 2006	–	–
Warrants Exercised	(23,600)	$1.88
Warrants Expired	–	–

Outstanding at March 31, 2006	5,900	$1.88

        The warrants expire on various dates commencing August 2008 and ending April 2009. All warrants are 100% vested at March 31, 2006.

NOTE 17 – EARNINGS PER SHARE

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

        The net income per common share diluted calculation for the fiscal years ended March 31, 2006, 2005 and 2004 included the dilutive effect of 2,000 shares of convertible preferred stock which assumes conversion of the preferred stock using the “if converted” method. Under that method the convertible preferred shares are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and dividends associated with the preferred shares are added back to net income available to common stockholders. For purposes of the “if converted” calculation, 847,457 shares of common stock was assumed to be converted for each of the twelve months ended March 31, 2006, 2005 and 2004 respectively. Additionally, dividends of $222,000, $220,000 and $220,000 for the twelve months ended March 31, 2006, 2005 and 2004, respectively, were added back to net income available to common stockholders for purposes of calculating diluted earnings per share using this method. The diluted earnings per share calculation for the fiscal year ended March 31, 2004 was conformed to the calculation used for the fiscal years ended March 31, 2006 and 2005.

        The following table sets forth the computation of income from continuing operations per basic and diluted common share:

	Year Ended	Year Ended	Year Ended
	March 31, 2006	March 31, 2005	March 31, 2004

	(In Thousands, Except Earnings Per Share Amounts)
Numerator:

Net Income Available to Common Stockholders	$1,430	$1,074	$1,760

Denominator:

Weighted Average Shares Outstanding – Basic	5,962	5,639	5,081

Add: Effect of Dilutive Options and Warrants	381	643	982

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847

Weighted Average Shares Outstanding – Diluted	7,190	7,129	6,910

Net Income Per Common Share – Basic	$0.24	$0.19	$0.35

Net Income Per Common Share – Diluted	$0.23	$0.18	$0.29

        The effect of 254,500, 9,800 and 114,000 options were not included in the calculation of net income per diluted common share for fiscal years 2006, 2005 and 2004, respectively, as the effect would have been anti-dilutive.

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note 16).

NOTE 18 – FINANCING COSTS

        The Company incurred approximately $1,478,000 of financing costs during the fiscal year ended March 31, 2003, including the value of the warrants issued to the Company’s financial advisors related to obtaining certain financing in June 2002. The financing costs were allocated between the components of the financing that represented debt and equity. The financing costs that were allocated to the debt proceeds, $1,110,000, have been recorded as another asset and will be amortized over the repayment term of the various loans and notes. The financing costs that were allocated to the equity proceeds, $368,000, have been recorded as a reduction of the equity proceeds. These financing costs were written off as part of the June 2004 debt refinancing. The Company incurred $105,000 in new financing costs in June 2004. Amortization expense related to the financing costs was $36,000 and $500,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

NOTE 19 – CONTINGENCIES

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

NOTE 20 – SEGMENT INFORMATION

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the United States and subsidiaries in the United Kingdom. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made and intercompany sales were recorded at values that approximate fair value exchanges between unrelated parties. Management evaluates the Company’s business performance on a geographic basis.

        Identifiable assets of the foreign subsidiaries are those assets related to the operations of those companies. United States assets consists of all other operating assets of the Company. Segment information is as follows:

	United	United
	States	Kingdom	Elimination	Consolidated

	(In Thousands)

2006
Sales to Unaffiliated Customers	$38,886	$3,636	$–	$42,522
Intercompany Sales	$1,595	$–	$(1,595)	$–
Operating Income	$3,125	$58	$21	$3,204
Identifiable Assets	$18,895	$4,039	$148	$23,082
Depreciation and Amortization	$2,247	$49	$–	$2,296
Capital Expenditures	$1,047	$7	$–	$1,054

2005
Sales to Unaffiliated Customers	$37,743	$2,481	$–	$40,224
Intercompany Sales	$1,367	$–	$(1,367)	$–
Operating Income	$3,732	$(87)	$129	$3,774
Identifiable Assets	$21,076	$1,598	$(268)	$22,406
Depreciation and Amortization	$1,864	$48	$–	$1,912
Capital Expenditures	$1,932	$20	$–	$1,952

2004
Sales to Unaffiliated Customers	$33,494	$1,340	$–	$34,384
Intercompany Sales	$558	$–	$(558)	$–
Operating Income	$5,084	$(451)	$–	$4,633
Identifiable Assets	$19,831	$1,011	$(21)	$20,821
Depreciation and Amortization	$1,342	$–	$–	$1,342
Capital Expenditures	$1,466	$3	$–	$1,469

        Sales to Canada have been included in the United States because they are not material.

        Net foreign currency gains reflected in results of operations were immaterial for 2006, 2005 and 2004, respectively. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

NOTE 21 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2005	2004

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$327	$622	$851

Cash Paid for Taxes	$40	$61	$58

Non-Cash Activities

        During the fiscal year ended March 31, 2006 and 2005, the Company reclassified the following:

		2006	2005

		(In Thousands)

1.	Machine rentals from inventory to equipment	$33	$134
2.	Tax overpayments from deferred tax asset to receivables	$–	$47
3.	Product development costs to inventory	$–	$87
4.	Product development costs to equipment	$61	$25

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 6, 2006	Medical Technology Systems, Inc.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	July 6, 2006
Todd E. Siegel	(principal executive officer)

/s/ Michael P. Conroy	Chief Financial Officer and Vice President	July 6, 2006
Michael P. Conroy	(principal financial officer)

/s/ Michael D. Stevenson	Chief Operating Officer	July 6, 2006
Michael D. Stevenson

/s/ Teresa Dunbar	Principal Accounting Officer and Controller	July 6, 2006
Teresa Dunbar

/s/ John Stanton	Director and Vice Chairman of the Board of Directors	July 6, 2006
John Stanton

/s/ Allen Braswell	Director	July 6, 2006
Allen Braswell

/s/ Irv I. Cohen	Director	July 6, 2006
Irv I. Cohen

/s/ David W. Kazarian	Director	July 6, 2006
David W. Kazarian

/s/ Frank A. Newman	Director	July 6, 2006
Frank A. Newman

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Certificate of Designation of Series A Preferred Stock. (4)
3.5	Bylaws. (1)
4.1	Specimen Stock Certificate. (3)
4.2	See Exhibits 10.4-10.7; 10.10; 10.12-10.14; 10.18; and 10.23 for Instruments Defining the Rights of Security Holders.
10.1	Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio. (5)
10.2	Form of Director/Officer Indemnification Agreement (5)
10.3	Stock Option Plan dated March 4, 1997 (6)
10.4	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.5	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (7)
10.6	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.7	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (7)
10.8	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003. (8)
10.9	Subordination Agreement between Eureka I, L.P., LaSalle Business Credit, Inc., Medical Technology Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.10	Securities Purchase Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.11	Senior Subordinated Note between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.12	Registration Rights Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.13	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and JADE Partners dated June 26, 2002. (4)
10.14	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and Todd E. Siegel dated June 26, 2002. (4)
10.15	Guarantor Security Agreement between Eureka I, L.P., MTS Packaging Systems, Inc., Medication Management Technology, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc., LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales and Marketing dated June 26, 2002. (4)
10.16	Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.17	Securities Pledge Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and LifeServ Technologies, Inc. dated June 26, 2002. (4)
10.18	Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002. (4)
10.19	Trademark Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.20	Trademark Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.21	Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.22	Patent Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)

Exhibit No.	Description

10.23	Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.24	Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.25	Term Note A between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.26	Term Note B between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.27	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002 (4)
10.28	Capex Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.29	Continuing Unconditional Guaranty between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.30	Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.31	Guarantor Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender, Medication Management Technologies, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing, Inc. dated June 26, 2002. (4)
10.32	First Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.33	First Amendment to Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (9)
10.34	Continuing Unconditional Guarantee between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems International, Ltd. dated July 8, 2003. (9)
10.35	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (10)
10.36	Co-Marketing Agreement between Cardinal Health and Medical Technology Systems, Inc. dated May 13, 2004. (10)
10.37	Second Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (10)
10.38	Term Note C between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (10)
10.39	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (10)
10.40	Employment Agreement between MTS Medication Technologies, Inc. and Michael D. Stevenson dated April 1, 2004. (11)

Exhibit No.	Description

10.41	Third Amendment to Loan and Security Agreement between LaSalle Business Credit, LLC, as Agent, LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (12)
10.42	Second Amendment to Securities Pledge Agreement between LaSalle Business Credit, LLC, as Agent, LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (12)
10.43	Continued Unconditional Guarantee between LaSalle Business Credit, LLC, as Agent LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (12)
10.44	Share Purchase Agreement between BAF, Ltd. and MTS Medication Technologies, International, Ltd. dated February 22, 2006 (*)
10.45	Sub-Lease of the Property between BAF, Ltd. and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (*)
10.46	Service Agreement between Angela Bond-Wallis and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (*)
10.47	Service Agreement between David Woods and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (*)
21.1	List of Subsidiaries(*)
23	Consent of Grant Thornton LLP dated May 18, 2005. (*)
31.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (SEC File No. 33-17852) filed October 9, 1987
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 No. 33-40678 filed with the Commission on May 17, 1991
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 No 333-112212 filed with the Commission January 26, 2004
(4)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 2002, filed July 1, 2002.
(5)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 1995, filed July 13, 1995.
(6)	Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(7)	Incorporated herein by reference to Form 10-Q filed November 12, 1998 for quarter ending September 30, 1998.
(8)	Incorporated herein by reference to Form 10-Q filed August 15, 2003 for quarter ending June 30, 2003.
(9)	Incorporated herein by reference to Form 10-Q filed November 13, 2003 for quarter ending September 30, 2003.
(10)	Incorporated herein by reference to Form 10-K filed June 29, 2004 for year ending March 31, 2004.
(11)	Incorporated herein by reference to Form 8-K filed September 10, 2004.
(12)	Incorporated herein by reference to Form 8-K filed February 22, 2006.
(*)	Filed herein.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

        We have issued our report dated June 26, 2006, accompanying the consolidated financial statements included in the Annual Report of MTS Medication Technologies, Inc. on Form 10-K for the year ended March 31, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statements of MTS Medication Technologies, Inc. on Form S-3 (File No. 333-112212, effective February 6, 2004) and on Form S-8 (File No. 333-56384, effective March 1, 2001).

/s/ GRANT THRONTON, LLP
Tampa, Florida

June 26, 2006

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this annual report on Form 10-K of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 6, 2006	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael P. Conroy, certify that:

1.	I have reviewed this annual report on Form 10-K of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: July 6, 2006	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 6, 2006

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 6, 2006

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer