Form 10-Q
period 2006-06-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-08-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2006

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

             As of August 11, 2006, the registrant had 6,025,105 shares of common stock, $.01 par value per share, issued and outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30, 2006	March 31, 2006

	(Unaudited)

Current Assets:
Cash	$636	$447
Accounts Receivable, Net	6,512	7,148
Inventories, Net	5,442	5,279
Prepaids and Other	536	359
Deferred Tax Asset	1,002	1,277

Total Current Assets	14,128	14,510

Property and Equipment, Net	4,976	5,015
Goodwill	480	480
Other Intangible Assets, Net	455	467
Other Assets, Net	2,533	2,610

Total Assets	$22,572	$23,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,265	$5,589
Current Maturities of Long-Term Debt	2,625	698
Current Maturities of Related Party Note Payable	313	308

Total Current Liabilities	8,203	6,595

Long-Term Debt, Less Current Maturities	213	2,727
Related Party Note Payable, Less Current Maturities	354	434
Lease Incentive	308	317
Deferred Tax Liability	576	576

Total Liabilities	9,654	10,649

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	60
Capital In Excess of Par Value	13,873	13,887
Accumulated Other Comprehensive Income	153	91
Accumulated Deficit	(842)	(1,279)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	12,918	12,433

Total Liabilities and Stockholders' Equity	$22,572	$23,082

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,

	2006	2005

Net Sales	$11,516	$9,496

Costs and Expenses:
Cost of Sales	7,212	5,813
Selling, General and Administrative	2,963	2,648
Depreciation and Amortization	552	436

Total Costs and Expenses	10,727	8,897

Operating Profit	789	599

Other Expenses
Interest Expense	63	90
Amortization of Financing Costs	14	9

Total Other Expenses	77	99

Income Before Taxes	712	500

Income Tax Expense	275	173

Net Income Before Preferred Stock Dividend	437	327

Convertible Preferred Stock Dividends	56	55

Net Income Available to Common Stockholders	$381	$272

Net Income Per Common Share - Basic	$0.06	$0.05

Net Income Per Common Share - Diluted	$0.06	$0.05

Weighted Average Shares Outstanding - Basic	6,018	5,896

Weighted Average Shares Outstanding - Diluted	7,207	7,167

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2006
(In Thousands; Except Shares)
(Unaudited)

	Preferred Stock		Common Stock		Capital	Accumulated
	$.001 Par Value		$.01 Par Value		In Excess	Other				Total
					of Par	Comprehensive	Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Deficit	Shares	Stock	Equity

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	($ 1,279)	(60)	($ 328)	$12,433
Stock Options Exercised			3,100		7					7
Share-Based Compensation			5,000		35					35
Convertible Preferred Stock Dividends					(56)					(56)
Comprehensive Income:
Net Income							437			437
Foreign Currency Translation Adjustment						62				62

Total Comprehensive Income										499

Balance June 30, 2006	2,000	$2	6,025,165	$60	$ 13,873	$153	($ 842)	(60)	($ 328)	$12,918

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2006	2005

Operating Activities
Net Income Before Preferred Stock Dividends	$437	$327
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	552	436
Amortization of Deferred Financing Costs	14	9
Deferred Income Tax Expense	275	173
Share-Based Compensation	35	29
Amortization of Lease Incentive	(8)	(8)
Changes In Operating Assets and Liabilities:
Accounts Receivable	652	959
Inventories	(160)	(835)
Prepaids and Other	(176)	(130)
Accounts Payable and Other Accrued Liabilities	(333)	376

Total Adjustments	851	1,009

Net Cash Provided By Operating Activities	1,288	1,336

Investing Activities
Expended For Property and Equipment	(309)	(197)
Expended For Product Development	(130)	(166)

Net Cash Used By Investing Activities	(439)	(363)

Financing Activities
Payments On Notes Payable and Term Loans	(144)	(77)
Payments On Related Party Note Payable	(75)	(70)
Net Pay Downs on Revolving Line of Credit	(442)	(918)
Dividends On Convertible Preferred Stock	(56)	(55)
Exercise of Stock Options	7	23

Net Cash Used By Financing Activities	(710)	(1,097)

Effect of Exchange Rate Changes On Cash	50	(20)

Net Increase (Decrease) In Cash	189	(144)
Cash at Beginning of Period	447	373

Cash at End of Period	$636	$229

Supplemental Disclosure of Cash Flow Information
Cash paid for Interest	$72	$93
Cash Paid for Taxes	31	—
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	3	11
Reclassified machine rentals from Inventory to Equipment	—	42
Reclassified equipment to Product Development	$—	$8

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2006

NOTE A – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”) and BAF Printers, Ltd. (“BAF”).

        MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTS in the United Kingdom. In February 2006, the Company acquired BAF, a United Kingdom based manufacturer of bags and labels for pharmacies.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2006.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited and BAF, which was acquired in February 2006. All other subsidiaries of the Company did not have operations during the three-month periods ended June 30, 2006 and 2005.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	June 30, 2006	March 31, 2006

	(In Thousands)

Raw Materials	$2,583	$2,195
Finished Goods and Work in Progress	3,096	3,276
Less: Inventory Valuation Allowance	(237)	(192)

	$5,442	$5,279

NOTE C – EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income before preferred stock dividends by the basic weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended June 30,

	2006	2005

	(In Thousands; Except Per Share Amounts)

Numerator:
Net Income Before Preferred Stock Dividends	$437	$327
Convertible Preferred Stock Dividend	(56)	(55)

Net Income Available to Common Stockholders	$381	$272

Denominator:
Weighted Average Shares Outstanding – Basic	6,018	5,896
Add: Effect of Dilutive Warrants and Options	342	424
Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847

Weighted Average Shares Outstanding – Diluted	7,207	7,167

Net Income Per Common Share – Basic	$0.06	$0.05

Net Income Per Common Share – Diluted	$0.06	$0.05

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional common shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note G).

        The effect of 249,000 and 422,000 options were not included in the calculation of net income per diluted common share for the three months ended June 30, 2006 and 2005, respectively, as the effect would have been anti-dilutive.

NOTE D – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. At June 30, 2006, the Company had 2,100,000 shares of common stock authorized for awards of share-based compensation under its Stock Incentive Plan (the “Plan”). As of June 30, 2006, options to purchase 1,007,000 shares were outstanding and 222,100 options were available for issuance under the Plan.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123(R) under the modified prospective transition method and, consequently, prior period results have not been restated. Under this transition method, in fiscal 2007, the Company’s reported share-based compensation expense will include expense related to share-based compensation awards granted subsequent to April 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R), as well as any unrecognized compensation expense related to non-vested awards that were outstanding as of the date of adoption. Prior to April 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employee share-based compensation and applied FAS No. 123 “Accounting for Stock Issued to Employees” for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and compensation expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of share-based compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the share-based compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, share-based compensation expense could be materially different from what has been recorded in the current period.

        For the three months ended June 30, 2006, the Company recorded $34,316 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by an $11,877 deferred tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Restricted Stock Awards – The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the three months ended June 30, 2006 and 2005, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of $30,750 ($18,873 net of tax) and $29,250 ($18,194 net of tax) during the three months ended June 30, 2006 and 2005, respectively, based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three years. No options were granted during the three months ended June 30, 2006, however, certain options awarded prior to March 31, 2006 vested during the three months ended June 30, 2006. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants.

The Company has 5,900 warrants outstanding as of June 30, 2006. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants in the three months ended June 30, 2006.

        During the three-month period ended June 30, 2006, the Company received $7,235 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. As of June 30, 2006, the Company has unrecognized compensation cost of approximately $29,000 expected to be recognized over the next two years for share-based awards granted prior to April 1, 2006.

        A summary of the changes in total stock options outstanding during the three months ended June 30, 2006 follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23
Options Granted:
Officers and Directors	—
Employees	—
Options Exercised	(3,100)	$1.50	-	$2.67	$2.33
Options Expired	(38,500)	$1.85	-	$6.55	$5.12

Outstanding at June 30, 2006	1,007,000	$1.45	-	$12.45	$4.21

Outstanding Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	269,000	4.8	$1.59
$2.50 - $5.00	271,500	4.2	$3.08
$5.60 - $12.45	466,500	9.0	$6.37

Exercisable Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	269,000	4.8	$1.59
$2.50 - $5.00	239,500	3.8	$2.96
$5.60 - $12.45	466,500	9.0	$6.37

Warrants

		Weighted Average
	Number of Shares	Exercise Price Per Share

Outstanding at March 31, 2006	5,900	$1.88
Warrants Granted	–	–
Warrants Exercised	–	–
Warrants Expired	–	–

Outstanding at June 30, 2006	5,900	$1.88

        At June 30, 2006, exercisable options had aggregate intrinsic values of approximately $1,801,000. At June 30, 2006, exercisable warrants had aggregate intrinsic values of approximately $25,000.

        Options exercised during the three-month period ended June 30, 2006, had intrinsic values of approximately $12,000. The Company did not grant any options during the three months ended June 30, 2006. The weighted average grant date fair value for options issued during the three months ended June 30, 2006 and 2005 was $0 and $3.99, respectively. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the three months ended June 30, 2006 was $2.38. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,

	2006	2005

Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	94%	112%
Risk-Free Interest Rate (3)	4%	4%
Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on historical MTS common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options granted during the three months ended June 30, 2006 and 2005 was based on the historical exercise patterns experienced by the Company.

        On February 24, 2005, in response to FAS No. 123(R), the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater. All of these options were in-the-money and all were held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,250. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of FAS No. 123(R). It is estimated that the maximum future share-based compensation expense that was avoided, based on the Company’s implementation date for FAS No. 123(R) of April 1, 2006, is approximately $582,000, all of which is related to options that were held by two executive officers and one employee of the Company. Options granted in the fiscal year ended March 31, 2006 vested on the grant date.

        The impact of FAS No. 123(R), if it had been in effect, on the net income and related per share amounts of each of our years ended March 31, 2006, 2005 and 2004 was disclosed in Note 2, Stock-based employee compensation included in our Form 10-K for the year ended March 31, 2006. Reported net earnings for the three months ended June 30, 2006 and 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123(R) had been followed, is as follows:

	Three Months Ended June 30,

	2006	2005

	(In Thousands; Except Per Share Amounts)

Net Income as Reported	$381	$272

Add: Total share-based employee compensation programs reported as expense, net of related tax effects	$22	$18

Deduct: Total share-based employee compensation expense determined under fair value-based
method for all awards, net of related tax effects	$(22)	$(79)

Pro Forma Net Income	$381	$211

Net Income per Common Share:
Basic – as reported	$0.06	$0.05
Basic – pro forma	$0.06	$0.04
Diluted – as reported	$0.06	$0.05
Diluted – pro forma	$0.06	$0.04

NOTE E – LONG-TERM DEBT

	June 30, 2006	June 30, 2005

	(In Thousands)

Revolving line of credit due June 2007; interest payable monthly at 1% above the prime rate (8.25% at June 30, 2006)	$1,868	$2,310

Bank term loan payable in graduated monthly installments of $32,000 -$52,000 plus interest at 0.50% above
the prime rate (8.25% at June 30, 2006) through June 2007	656	752

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008	666	742

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%	308	349

Other Notes and Agreements	7	14

Total Long-Term Debt	3,505	4,167

Less Current Portion (including $313,000 and $308,000, respectively due to a related party)	(2,938)	(1,006)

Long-Term Debt Due After One Year	$567	$3,161

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. The revolving line of credit matures in June 2007. Accordingly, the entire outstanding balance on the line has been classified as current as of June 30, 2006.

        There was approximately $1.9 million borrowed and an additional $4.6 million available on the Company’s revolving line of credit at June 30, 2006 based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of June 30, 2006 and March 31, 2006.

        At June 30, 2006, the Company also had a $1,000,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at June 30, 2006 or March 31, 2006.

NOTE F – CONTINGENCIES

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

NOTE G – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended June 30, 2006, all dividends were paid in cash. Based on a conversion price of $2.36 per share, the preferred stock is convertible into 847,457 shares of the Company’s common stock. The terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock.

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

        During the three months ended June 30, 2006 and 2005, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement.  The Company recorded compensation expense in the amount of $30,750 ($18,873 net of tax) and $29,250 ($18,194 net of tax) during the three months ended June 30, 2006 and 2005, respectively, based on the fair value of the shares at the grant date.

NOTE H – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	June 30,	March 31,
	(Years)	2006	2005

		(In Thousands)

Product Development	3 – 5	$3,373	$3,243
Less: Accumulated Amortization		(1,835)	(1,703)

		$1,538	$1,540

Patents	5 – 17	$2,472	$2,472
Less: Accumulated Amortization		(1,638)	(1,573)

		$834	$899

Financing Costs	3 – 5	$132	$132
Less: Accumulated Amortization		(78)	(64)

		$54	$68

Other	5	$107	$103
Less: Accumulated Amortization		–	–

		$107	$103

Total Other Assets, Net		$2,533	$2,610

        All of the Company’s other assets are pledged as collateral on bank notes.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant effect on the Company’s financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The Company anticipates adopting the provisions of this interpretation on April 1, 2007 and is currently assessing the impact of FIN 48 on its consolidated financial statements.

NOTE J – SEGMENT INFORMATION

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

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Elimination	Consolidated

Three Months Ended June 30, 2006

Sales to Unaffiliated Customers	$10,013	$1,503	$—	$11,516
Intercompany Sales	$558	$—	$(558)	$—
Operating Income	$953	$(89)	$(75)	$789
Total Assets	$18,349	$4,269	$(46)	$22,572
Depreciation and Amortization	$507	$45	$—	$552
Capital Expenditures	$287	$22	$—	$309

Three Months Ended June 30, 2005

Sales to Unaffiliated Customers	$8,448	$1,048	$—	$9,496
Intercompany Sales	$477	$—	$(477)	$—
Operating Income	$425	$138	$36	$599
Total Assets	$19,921	$1,695	$(94)	$21,522
Depreciation and Amortization	$427	$9	$—	$436
Capital Expenditures	$195	$2	$—	$197

        Sales to Canada have been included in the United States because they are not material.

        Net foreign currency gains reflected in results of operations were immaterial for the three months ended June 30, 2006 and 2005. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

Summary of Results

        Our net sales in the first quarter ended June 30, 2006 was $11.5 million compared with $9.5 million in the same period of the prior year. Net sales from sales of our consumable products to existing and new customers increased approximately 13%, and net sales associated with our prepack machines increased approximately 8%. Sales of our OnDemand® machines increased approximately 166%. We believe the net sales increase in our consumable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. Our net sales in the United Kingdom was up approximately 43% this quarter compared to the quarter ended June 30, 2005 primarily due to the net sales associated with BAF, which we acquired in February 2006.

        The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information.

	Three Months Ended June 30,

	2006	2005

	(In Thousands; Except Per Share Amounts)

Net Sales	$11,516	$9,496
Gross Profit	$4,304	$3,683
Operating Income	$789	$599
Net Income Available to Common Stockholders	$381	$272
Net Income Per Common Share - Diluted	$0.06	$0.05

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under “Item 1. Business” in our Form 10-K for the year ended March 31, 2006. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $320,000 and $379,000 for the three months ended June 30, 2006 and 2005, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of June 30, 2006 and March 31, 2006, the Company has established an allowance for doubtful accounts of approximately $217,000 and $236,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of June 30, 2006 and March 31, 2006, we established an inventory valuation allowance of approximately $237,000 and $192,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2006, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $783,000. Reinsurance limits for the fiscal year ending March 31, 2007 were raised to $100,000 per participant and $898,000 in the aggregate. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $74,000 and $90,000 at June 30, 2006 and March 31, 2006, respectively, for all unpaid claims incurred and reported during the quarter ended June 30, 2006 and the fiscal year March 31, 2006. Self-insured medical claims costs incurred during the periods ended June 30, 2006 and June 30, 2005 totaled approximately $160,000 and $85,000, respectively.

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

Goodwill and Other Intangible Assets

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly will not amortize goodwill, but will annually review it for impairment. Any impairment charges related to goodwill will not be deductible for tax purposes. Other intangible assets acquired in the BAF acquisition are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful life of the assets.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis. Management believes no impairment loss existed for any of the periods presented.

Product Development

        All costs incurred subsequent to the completion of research and development activities associated with a product’s hardware components and the software components’ achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a five-year period beginning on the date the product is released for sale to customers. On a quarterly basis, we review the viability and recoverability of these project costs.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the periods ended June 30, 2006 and 2005 totaled approximately $85,000 and $40,000, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

        Net sales for the three months ended June 30, 2006 increased 21.3% to $11.5 million compared with $9.5 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold primarily because of additional sales made to existing customers. In addition, revenue associated with the sale of OnDemand machines was $667,000 during the three months ended June 30, 2006 compared with $250,000 during the same period of the prior year. Average selling prices for disposable products were slightly higher during the first quarter of fiscal 2007 compared with the same period of the prior fiscal year.

        Cost of sales for the three months ended June 30, 2006 was $7.2 million compared with $5.8 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 62.6% from 61.2% during the same period of the prior year. Cost of sales as a percentage of sales increased primarily because of higher factory overhead costs, as well as increases in the cost of materials used to manufacture consumable products and machines.

        Selling, general and administration expenses for the three months ended June 30, 2006 increased 11.9% to $3.0 million from $2.6 million of the prior year primarily due to costs associated with product management, automation support and general administrative and selling costs incurred by BAF.

        Depreciation and amortization expenses for the three months ended June 30, 2006 increased 26.6% to $552,000 from $436,000 during the same period of the prior year. The increase resulted primarily from increased depreciation and amortization associated with capital expenditures made to our new facility.

        Interest expense for the three months ended June 30, 2006 decreased 28.9% to $63,000 from $90,000 during the same period of the prior fiscal year. The decrease results primarily from lower levels of debt, partially offset by higher interest rates.

        Income tax expense increased 59.0% to $275,000 during the three months ended June 30, 2006 compared with $173,000 during the same period of the prior fiscal year. The increase results from the fact that our net income before tax increased and our effective tax rate increased to 38.6% from 34.6%. Our effective tax rate increased as a result of potential liabilities in certain states that we have not previously filed tax returns. In addition, provision has been made, during the three months ended June 30, 2006, for estimated permanent differences between net income reported in our financial statements and our taxable net income.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2006, we had net income before preferred stock dividends of $437,000 compared with $327,000 during the same period of the prior fiscal year. Cash provided by operations was approximately $1.3 million during the three months ended June 30, 2006 and 2005. We had working capital of $5.9 million at June 30, 2006.

        Investing activities used $439,000 during the three months ended June 30, 2006 compared with $363,000 during the same period of the prior fiscal year. The increase results primarily from an increase in expenditures for manufacturing equipment and information technology upgrades.

        Financing activities used $710,000 during the three months ended June 30, 2006 compared with $1.1 million during the same period of the prior fiscal year. The decrease results primarily from lower pay-downs on the revolving line of credit.

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

        We have new product development projects underway, principally new versions of our OnDemand machine and our MedLocker™ system, that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $1.9 million borrowed and an additional $4.6 million available on our revolving line of credit at June 30, 2006 based upon eligible collateral. In addition, we had $1,000,000 available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at June 30, 2006 and March 31, 2006.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit and our capital equipment line of credit, will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $25,000 at the variable-rate outstanding level of debt at June 30, 2006.

        In addition, the Company is exposed to foreign rate changes of the British Pound as it impacts the net asset value of its subsidiaries located in the United Kingdom. The Company does not currently actively manage this foreign currency exchange rate risk exposure. The Company believes that the exposure to foreign currency translation gains or losses is minimal.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended June 30, 2006, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period ended June 30, 2006 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, we have determined that a material weakness exists in our internal controls over financial reporting related to the limited number of accounting personnel in the Company. We disclosed this to our Audit Committee and to the independent registered public accountants.

        We previously determined that a material weakness existed in the design or operation of internal controls over financial reporting because we had not maintained effective controls regarding the authorization and/or communication of selling terms provided to customers. We have instituted manual controls during the period ended June 30, 2006 that we believe have remediated this weakness.

Plan for Remediation of Material Weaknesses Related to Accounting Personnel

        The Company has commenced a search for qualified personnel to fill a newly created position in its accounting department. This position is expected to be filled in the near future. In addition, the Company has determined that its operations in the United Kingdom require a full-time financial controller. An appropriate candidate has been identified and is expected to be employed in the near future.

Changes in Internal Controls

        There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred, other than those changes described above, during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, those controls.

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

MTS MEDICATION TECHNOLOGIES, INC.

Date: August 14, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: August 14, 2006	By:	/s/ Teresa S. Dunbar

Teresa S. Dunbar
Principal Accounting Officer and Controller

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2006	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael P. Conroy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer