Form 10-Q
period 2006-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2006-11-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2006

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes          No

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. (Check one):

Large accelerated filer                Accelerated filer                Non-accelerated filer

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No

             As of November 14, 2006, the registrant had 6,080,005 shares of common stock, $.01 par value per share outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Item 1. Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30, 2006	March 31, 2006

	(Unaudited)
Current Assets:
Cash	$294	$447
Accounts Receivable, Net	8,018	7,148
Inventories, Net	5,155	5,279
Prepaids and Other	673	359
Deferred Tax Asset	819	1,277

Total Current Assets	14,959	14,510

Property and Equipment, Net	4,998	5,015
Goodwill	480	480
Other Intangible Assets, Net	446	467
Other Assets, Net	2,532	2,610

Total Assets	$23,415	$23,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,158	$5,589
Current Maturities of Long-Term Debt	2,053	698
Current Maturities of Related Party Note Payable	318	308

Total Current Liabilities	8,529	6,595

Long-Term Debt, Less Current Maturities	139	2,727
Related Party Note Payable, Less Current Maturities	272	434
Lease Incentive	300	317
Deferred Tax Liability	576	576

Total Liabilities	9,816	10,649

Stockholders' Equity:
Preferred Stock	2	2
Common Stock	60	60
Capital In Excess of Par Value	13,912	13,887
Accumulated Other Comprehensive Income	176	91
Accumulated Deficit	(223)	(1,279)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	13,599	12,433

Total Liabilities and Stockholders' Equity	$23,415	$23,082

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Net Sales	$12,856	$10,485	$24,372	$19,981

Costs and Expenses:
Cost of Sales	7,951	6,406	15,163	12,220
Selling, General and Administrative	3,241	2,625	6,203	5,273
Depreciation and Amortization	595	856	1,161	1,300

Total Costs and Expenses	11,787	9,887	22,527	18,793

Operating Profit	1,069	598	1,845	1,188

Interest Expense	53	90	116	179

Income Before Taxes	1,016	508	1,729	1,009

Income Tax Expense	397	209	673	382

Net Income Before Preferred Stock Dividend	619	299	1,056	627

Convertible Preferred Stock Dividends	56	56	112	112

Net Income Available to Common Stockholders	$563	$243	$944	$515

Net Income Per Basic Common Share	$0.09	$0.04	$0.16	$0.09

Net Income Per Diluted Common Share	$0.09	$0.04	$0.15	$0.09

Weighted Average Shares Outstanding - Basic	6,025	5,930	6,024	5,913

Weighted Average Shares Outstanding - Diluted	7,259	7,147	7,240	7,154

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2006
(In Thousands; Except Shares)
(Unaudited)

	Preferred Stock		Common Stock		Capital	Accumulated
	$.001 Par Value		$.01 Par Value		In Excess	Other				Total
					of Par	Comprehensive	Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Deficit	Shares	Stock	Equity

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	($ 1,279)	(60)	($ 328)	$12,433
Exercise of Stock Options			4,100		9					9
Share-Based Compensation			5,000		128					128
Convertible Preferred Stock Dividends					(112)					(112)
Comprehensive Income:
Net Income							1,056			1,056
Foreign Currency Translation Adjustment						85				85

Total Comprehensive Income										1,141

Balance September 30, 2006	2,000	$2	6,026,165	$60	$ 13,912	$176	($ 223)	(60)	($ 328)	$13,599

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,

	2006	2005

Operating Activities
Net Income Before Preferred Stock Dividend	$1,056	$627
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,161	1,300
Deferred Income Taxes	673	382
Share-Based Compensation	128	29
Amortization of Lease Incentive	(17)	(17)
Loss on Disposal of Equipment	–	42
(Increase) Decrease in:
Accounts Receivable	(882)	1,255
Inventories	118	(830)
Prepaids and Other	(314)	(102)
Increase (Decrease) in:
Accounts Payable and Other Accrued Liabilities	346	(24)

Total Adjustments	1,213	2,035

Net Cash Provided in Operating Activities	2,269	2,662

Investing Activities
Expended for Property and Equipment	(700)	(675)
Expended for Product Development	(339)	(439)
Proceeds On Sale of Fixed Assets	4	–

Net Cash Used in Investing Activities	(1,035)	(1,114)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(328)	(183)
Payments on Related Party Note Payable	(151)	(142)
Net Pay Downs on Revolving Line of Credit	(904)	(1,481)
Dividends on Convertible Preferred Stock	(112)	(112)
Exercise of Stock Options	9	232

Net Cash Used in Financing Activities	(1,486)	(1,686)

Effect of Exchange Rate Changes on Cash	99	(32)

Net Decrease in Cash	(153)	(170)
Cash at Beginning of Period	447	373

Cash at End of Period	$294	$203

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$125	$182
Cash Paid (Received) for Taxes	137	(14)
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	6	16
Reclassified software from Other Assets to Equipment	–	42

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”) and BAF Printers, Ltd. (“BAF”).

        MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTSP in the United Kingdom. In February 2006, the Company acquired BAF, a United Kingdom based manufacturer of bags and labels for pharmacies.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for future quarters and for the full fiscal year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2006.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited and BAF, which was acquired in February 2006. All other subsidiaries of the Company did not have operations during the six-month periods ended September 30, 2006 and 2005.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	September 30, 2006	March 31, 2006

	(In Thousands)

Raw Materials	$2,590	$2,195
Finished Goods and Work in Progress	2,578	3,276
Less: Inventory Reserve	(193)	(192)

	$5,155	$5,279

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

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income Before Preferred Stock Dividends	$619	$299	$1,056	$627

Minus: Convertible Preferred Stock Dividend	56	56	112	112

Net Income Available to Common Stockholders	$563	$243	$944	$515

Denominator:

Weighted Average Shares Outstanding - Basic	6,025	5,930	6,024	5,913

Add: Effect of Dilutive Warrants and Options	387	370	369	394

Effect of Conversion of Convertible Preferred Stock into Common Stock	847	847	847	847

Weighted Average Shares Outstanding - Diluted	7,259	7,147	7,240	7,154

Income Per Common Share – Basic	$0.09	$0.04	$0.16	$0.09

Income Per Common Share – Diluted	$0.09	$0.04	$0.15	$0.09

        Certain provisions of the convertible preferred stock issued in June 2002 may result in the issuance of additional common shares at some future date if certain events occur. Since these events have not yet occurred, and therefore the number of additional shares is not known, no additional shares have been included in the earnings per share calculation (see Note G and Note H).

        The effect of 30,750 and 270,250 and 436,000 and 436,000 options were not included in the calculation of net income per diluted common share for the three and six months ended September 30, 2006 and 2005, respectively, as the effect would have been anti-dilutive.

NOTE D – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. At September 30, 2006, the Company had 2,100,000 shares of common stock authorized for awards of share-based compensation under its Stock Incentive Plan (the “Plan”). As of September 30, 2006, options to purchase 977,250 shares were outstanding and 250,850 options were available for issuance under the Plan.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”). Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123R under the modified prospective transition method and, consequently, prior period results have not been restated. Under this transition method, in fiscal 2007, the Company’s reported share-based compensation expense will include expense related to share-based compensation awards granted subsequent to April 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R, as well as any unrecognized compensation expense related to non-vested awards that were outstanding as of the date of adoption. Prior to April 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee share-based compensation and applied FAS No. 123 “Accounting for Stock Issued to Employees” (“FAS No. 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and compensation expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of share-based compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the share-based compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, share-based compensation expense could be materially different from what has been recorded in the current period.

        For the six months ended September 30, 2006, the Company recorded approximately $128,000 of pre-tax share-based compensation expense under FAS No. 123R, in selling and administrative expense in the Consolidated Statement of Earnings. This expense was offset by an approximately $47,000 tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123R:

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the six months ended September 30, 2006 and 2005, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $31,000 ($19,000 net of tax) and $29,000 ($18,000 net of tax) during the six months ended September 30, 2006 and 2005, respectively, based on the fair value of the shares at the date of grant.

9

Stock Options and Warrants – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three years. The Company granted 21,750 options to members of the Board of Directors during the six months ended September 30, 2006. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants.

The Company has 5,900 warrants outstanding as of September 30, 2006, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants in the six months ended September 30, 2006.

        During the six-month period ended September 30, 2006, the Company received approximately $9,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. As of September 30, 2006, the Company has unrecognized compensation cost of approximately $25,000 expected to be recognized over the next two years for share-based awards granted prior to April 1, 2006.

        A summary of the changes in total stock options outstanding during the six months ended September 30, 2006 follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23
Options Granted:
Officers and Directors	21,750			$7.03	$7.03
Options Exercised	(4,100)	$1.50	-	$2.67	$2.27
Options Expired	(89,000)	$1.85	-	$6.55	$5.62

Outstanding at September 30, 2006	977,250	$1.45	-	$12.45	$4.18

Outstanding Shares

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	268,500	4.5	$1.59
$2.50 - $5.00	271,000	3.9	$3.08
$5.60 - $12.45	437,750	8.7	$6.44

Exercisable Shares

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	268,500	4.5	$1.59
$2.50 - $5.00	239,000	3.5	$2.96
$5.60 - $12.45	437,750	8.7	$6.44

Warrants

		Weighted Average
	Number of Shares	Exercise Price Per Share

Outstanding at March 31, 2006	5,900	$1.88
Warrants Granted	–	–
Warrants Exercised	–	–
Warrants Expired	–	–

Outstanding at September 30, 2006	5,900	$1.88

        At September 30, 2006, exercisable options had aggregate intrinsic values of approximately $3,560,000. At September 30, 2006, exercisable warrants had aggregate intrinsic values of approximately $36,000.

        Options exercised during the six-month period ended September 30, 2006, had intrinsic values of approximately $23,000. The Company granted 21,750 options to the members of the Board of Directors during the six months ended September 30, 2006. The weighted average grant date fair value for options issued during the six months ended September 30, 2006 and 2005 was $4.12 and $4.16, respectively. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the six months ended September 30, 2006 was $3.91. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended September 30,

	2006	2005

Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	89.3%	112%
Risk-Free Interest Rate (3)	4%	4%
Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on historical MTS common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options granted during the six months ended September 30, 2006 and 2005 was based on the historical exercise patterns experienced by the Company.

        On February 24, 2005, in response to FAS No. 123R, the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of options to acquire 205,000 shares of the Company’s stock, which accounted for all outstanding options with an exercise price of $6.50 per share or greater. All of these options were in-the-money and all were held by two executive officers and one employee. An option was considered in-the-money if the stated option exercise price was less than $6.55, the closing price of the Company’s common stock on the day the Compensation Committee approved the acceleration. The accelerated vesting was effective as of the close of business on February 24, 2005. The acceleration of these options resulted in a charge in the Company’s quarter ended March 31, 2005 of approximately $10,000. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of FAS No. 123R. It is estimated that the maximum future share-based compensation expense that was avoided, based on the Company’s implementation date for FAS No. 123R of April 1, 2006, is approximately $582,000, all of which is related to options that were held by two executive officers and one employee of the Company. Options granted in the fiscal year ended March 31, 2006 vested on the grant date.

        The impact of FAS No. 123R, if it had been in effect, on the net income and related per share amounts of each of our years ended March 31, 2006, 2005 and 2004 was disclosed in Note 2, Stock-based employee compensation included in our Form 10-K for the year ended March 31, 2006. Reported net earnings for the three and six months ended September 30, 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123R had been followed, is as follows:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005

	(In Thousands; Except Per Share Amounts)

Net Income as Reported	$243	$515

Add: Total share-based employee compensation programs reported as expense, net of related tax effects	4	25

Deduct: Total share-based employee compensation expense determined under fair value-based method
for all awards, net of related tax effects	(94)	(177)

Pro Forma Net Income	$153	363

Net Income per Common Share:

Basic – as reported	$0.04	$0.09

Basic – pro forma	$0.03	$0.06

Diluted – as reported	$0.04	$0.09

Diluted – pro forma	$0.03	$0.07

NOTE E – LONG-TERM DEBT

	September 30, 2006	March 31, 2006

	(In Thousands)

Revolving line of credit due June 2007; interest payable monthly at 1% above the prime rate (8.25% at September 30, 2006)	$1,406	$2,310

Bank term loan payable in monthly installments of $52,000 plus interest at 0.50% above the prime rate
(8.25% at September 30, 2006) through June 2007	520	752

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008	590	742

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%	266	349

Other Notes and Agreements	–	14

Total Long-Term Debt	2,782	4,167

Less Current Portion (including $318,000 and $308,000, respectively due to a related party)	(2,371)	(1,006)

Long-Term Debt Due After One Year	$411	$3,161

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. The revolving line of credit matures in June 2007. Accordingly, the entire outstanding balance on the line has been classified as a current liability at September 30, 2006.

        There was approximately $1.4 million borrowed and an additional $6.8 million available on the Company’s revolving line of credit at September 30, 2006 based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of September 30, 2006 and March 31, 2006.

        At September 30, 2006, the Company also had a $1,000,000 line of credit available for purchases of equipment at an interest rate of prime plus 0.75%. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at September 30, 2006 or March 31, 2006.

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

NOTE G – STOCKHOLDERS’ EQUITY

        In June 2002, the Company issued 2,000 shares of convertible preferred stock at $1,000 per share. The holders of the convertible preferred stock are entitled to receive quarterly dividends at the rate of 11% per annum. The dividends are payable in cash or shares of convertible preferred stock at the Company’s option and are cumulative. Through the period ended September 30, 2006, all dividends were paid in cash. Based on a conversion price of $2.36 per share, the preferred stock is convertible into 847,457 shares of the Company’s common stock. The terms of the convertible preferred stock agreement contains certain anti-dilution provisions and also contains a make-whole provision that obligates the Company to pay certain amounts to the holder of the convertible preferred stock if they do not ultimately receive an amount equal to the price per share of the common stock on the date they exercise their right to convert the convertible preferred stock into common stock.

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

NOTE H – RECENT DEVELOPMENTS

        The Company entered into an agreement in November 2006 with Eureka Growth Capital to redeem 2,000 shares of its convertible preferred stock held by Eureka. The convertible preferred stock, which has been outstanding since 2002, currently pays a dividend of 11 percent, or $220,000, annually and is convertible into 847,457 shares of common stock. The Company has agreed to pay Eureka approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 Transaction Fee, to fully redeem all of the outstanding shares of convertible preferred stock held by Eureka and completely satisfy all of its obligations under the convertible preferred stock agreement that the two parties entered into in June 2002.

        The Company expects that the redemption of the convertible preferred shares will occur before December 31, 2006 and will be funded with proceeds of a new senior credit facility provided by its current lender. The Company will record a one-time charge of approximately $4.5 million, or $0.71 per diluted common share, for the constructive dividend associated with the redemption at the time it occurs.

NOTE I – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	September 30,	March 31,
	(Years)	2006	2005

		(In Thousands)

Product Development	3 – 5	$3,564	$3,243
Less: Accumulated Amortization		(1,967)	(1,703)

		$1,597	$1,540

Patents	5 – 17	$2,491	$2,472
Less: Accumulated Amortization		(1,703)	(1,573)

		$788	$899

Financing Costs	3 – 5	$132	$132
Less: Accumulated Amortization		(92)	(64)

		$40	$68

Other	5	$107	$103
Less: Accumulated Amortization		–	–

		$107	$103

Total Other Assets, Net		$2,532	$2,610

        All of the Company's other assets are pledged as collateral on bank notes.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued FASB Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Also, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.

        SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company anticipates adopting the provisions of SFAS No. 157 on April 1, 2008 and is currently assessing the impact on its consolidated financial statements.

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

        SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach”.

        SAB 108 allows registrants to: (1) retroactively adjust prior financial statements as if the dual approach had always been used; or (2) record the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

        We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending March 31, 2007. When we initially apply the provisions of SAB 108, we do not expect that there will be an adjustment to our financial statements.

NOTE K – SEGMENT INFORMATION

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

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Elimination	Consolidate

	(In Thousands)
Three Months Ended September 30, 2006

Sales to Unaffiliated Customers	$11,212	$1,644	$–	$12,856
Intercompany Sales	$521	$–	$(521)	$–
Operating Income	$1,176	$(123)	$16	$1,069
Total Assets	$19,246	$4,140	$29	$23,415
Depreciation and Amortization	$548	$47	$–	$595
Capital Expenditures	$379	$22	$–	$401

Three Months Ended September 30, 2005

Sales to Unaffiliated Customers	$9,816	$669	$–	$10,485
Intercompany Sales	$370	$–	$(370)	$–
Operating Income	$659	$(26)	$(35)	$598
Total Assets	$19,164	$1,435	$200	$20,799
Depreciation and Amortization	$847	$9	$–	$856
Capital Expenditures	$474	$5	$–	$479

	United States	United Kingdom	Elimination	Consolidate

	(In Thousands)
Six Months Ended September 30, 2006

Sales to Unaffiliated Customers	$21,225	$3,147	$–	$24,372
Intercompany Sales	$1,079	$–	$(1,079)	$–
Operating Income	$2,116	$(213)	$(58)	$1,845
Total Assets	$19,246	$4,140	$29	$23,415
Depreciation and Amortization	$1,070	$91	$–	$1,161
Capital Expenditures	$656	$44	$–	$700

Six Months Ended September 30, 2005

Sales to Unaffiliated Customers	$18,263	$1,718	$–	$19,981
Intercompany Sales	$847	$–	$(847)	$–
Operating Income	$1,050	$138	$–	$1,188
Total Assets	$19,164	$1,435	$200	$20,799
Depreciation and Amortization	$1,283	$17	$–	$1,300
Capital Expenditures	$668	$7	$–	$675

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

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

Summary of Results

        Our net sales in the three and six months ended September 30, 2006 were $12.9 million and $24.4 million, respectively, compared with $10.5 million and $20.0 million in the same periods of the prior year. Net sales of our consumable products to existing and new customers in the three and six months ended September 30, 2006 increased approximately 11% and 12.7%, respectively, and net sales associated with our prepack machines increased approximately 54.5% and 31.1%, respectively. Sales of our OnDemand® and MedLocker™ machines increased approximately 7% and 57.7%. We believe the net sales increase in our consumable products is the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; and (4) growth in international markets. Our net sales in the United Kingdom were up approximately 146% and 83.2% for the three months and six months ended September 30, 2006 and 2005, respectively, primarily due to the net sales associated with BAF, which we acquired in February 2006.

        The following table sets forth, for the three and six-month periods indicated, certain key operating results and other financial information.

	Three Months Ended		Six Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(In Thousands; Except Per Share Amounts)

Net Sales	$12,856	$10,485	$24,372	$19,981
Gross Profit	$4,905	$4,079	$9,209	$7,761
Operating Income	$1,069	$598	$1,845	$1,188
Net Income Available to Common Stockholders	$563	$243	$944	$515
Net Income Per Common Share – Diluted	$0.09	$0.04	$0.15	$0.09

RECENT DEVELOPMENTS

        The Company entered into an agreement in November 2006 with Eureka Growth Capital to redeem 2,000 shares of its convertible preferred stock held by Eureka. The convertible preferred stock, which has been outstanding since 2002, currently pays a dividend of 11 percent, or $220,000, annually and is convertible into 847,457 shares of common stock. The Company has agreed to pay Eureka approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 Transaction Fee, to fully redeem all of the outstanding shares of convertible preferred stock held by Eureka and completely satisfy all of its obligations under the convertible preferred stock agreement that the two parties entered into in June 2002.

        The Company expects that the redemption of the convertible preferred shares will occur before December 31, 2006 and will be funded with proceeds of a new senior credit facility provided by its current lender. There can be no assurance that the Company will be successful at obtaining a new senior credit facility. The proposed transaction will not close without such a facility being in place. The Company will record a one-time charge of approximately $4.5 million, or $0.71 per diluted common share, for the constructive dividend associated with the redemption at the time it occurs.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $728,000 and $698,000 for the six months ended September 30, 2006 and 2005, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of September 30, 2006 and March 31, 2006, the Company has established an allowance for doubtful accounts of approximately $244,000 and $236,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The reserve for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. As of September 30, 2006 and March 31, 2006, we established an inventory reserve of approximately $193,000 and $192,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2006, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $783,000. Reinsurance limits for the fiscal year ending March 31, 2007 were raised to $100,000 per participant and $854,000 in the aggregate. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $84,000 and $90,000 at September 30, 2006 and March 31, 2006, respectively, for all unpaid claims incurred and reported during the quarter ended September 30, 2006 and the fiscal year March 31, 2006. Self-insured medical claims costs incurred during the six months ended September 30, 2006 and September 30, 2005 totaled approximately $344,000 and $202,000, respectively.

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

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis. Management believes no impairment loss existed for any of the periods presented.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the six-month periods ended September 30, 2006 and 2005 totaled approximately $204,000 and $100,000, respectively. As of September 30, 2006 and March 31, 2006, the Company established a reserve for warranty costs of $62,000 and $54,000, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

        Net sales for the three months ended September 30, 2006 was $12.9 million compared with $10.5 million during the same period of the prior fiscal year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 14.8% overall. Revenue associated with the sale of OnDemand and MedLocker machines was $0.8 million during the three months ended September 30, 2006 compared with $0.8 million in the same period of the prior year. Revenue in the United Kingdom increased 146% due primarily to revenue associated with BAF Printers, Ltd., which was acquired in February 2006. Average selling prices for consumable products were slightly higher during the second quarter of fiscal 2006 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended September 30, 2006 was $8.0 million compared with $6.4 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 61.8% from 61.1% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily as a result of higher overhead costs primarily related to increased costs of health care benefits and increased personnel. In addition, the proportion of net sales derived from machines and consumables varies from period to period, and the gross margin realized on machines and various forms of consumables can be significantly different.

        Selling, general and administration expenses for the three months ended September 30, 2006 were $3.2 million compared to $2.6 million in the prior year. SG&A expense increased primarily due to higher marketing expenditures, administrative and selling costs associated with BAF, Ltd., in the United Kingdom and share-based compensation costs related to stock option awards granted to members of the board of directors for past years of service.

        Depreciation and amortization expense decreased to $595,000 from $856,000 in the same period the prior year. The decrease in depreciation and amortization expense is due to a prior year charge of $399,000 related to an adjustment that resulted from a physical inventory of equipment that was completed in September 2005 partially offset by increased depreciation and amortization associated with recent capital expenditures.

        Interest expense for the three months ended September 30, 2006 decreased 41.1% to $53,000 from $90,000 during the same period of the prior fiscal year. The decrease results primarily from lower debt levels compared with the same period of the prior year offset, in part, by higher interest rates.

        Income tax expense increased to $397,000 during the three months ended September 30, 2006 from $209,000 during the same period of the prior fiscal year. This increase results from higher net income before taxes during the three-month period ended September 30, 2006 compared to the same period of the prior year. The effective tax rate for the three-month period ended September 30, 2006 was 39.1% compared with 41.1% the prior year. The decrease results from permanent differences in net income and taxable income in each of the periods.

Six Months Ended September 30, 2006 and 2005

        Net sales for the six months ended September 30, 2006 was $24.4 million compared with $20.0 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 13.7% overall. In addition, revenue associated with the sale of OnDemand and MedLocker machines was $1.6 million during the six months ended September 30, 2006 compared with $1.0 million in the same period of the prior year. Revenue in the United Kingdom increased 83% primarily due to revenue associated with BAF Printers, Ltd., which was acquired in February 2006. Average selling prices for consumable products were slightly higher during the six months ended September 30, 2006 compared to the same period of the prior fiscal year.

        Cost of sales for the six months ended September 30, 2006 was $15.2 million compared with $12.2 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 62.2% from 61.2% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily as a result of higher overhead costs related to increased costs of health care benefits and increased personnel. In addition, the proportion of net sales derived from machines and consumables varies from period to period, and the gross margin realized on machines and various forms of consumables can be significantly different.

        Selling, general and administration expenses for the six months ended September 30, 2006 increased 17.6% to $6.2 million from $5.3 million in the prior year primarily due to increased marketing expenditures and administrative and selling costs associated with BAF Printers, Ltd. in the United Kingdom, and share-based compensation costs related to stock options awards granted to members of the Board of Directors for past years service.

        Depreciation and amortization expenses for the six months ended September 30, 2006 decreased 10.7% to $1.2 million from $1.3 million during the same period of the prior fiscal year. The decrease in depreciation and amortization expense is primarily due to a prior year charge of $399,000 related to an adjustment that resulted from a physical inventory of equipment that was completed in September 2005 partially offset by increased depreciation and amortization associated with recent capital expenditures.

        Interest expense for the six months ended September 30, 2006 decreased 35.2% to $116,000 from $179,000 during the same period of the prior fiscal year. The decrease resulted primarily from lower debt levels and was partially offset by higher interest rates.

        Income tax expense was $673,000 during the six months ended September 30, 2006 compared with $382,000 during the same period of the prior fiscal year. The increase results from higher net income before taxes. The effective tax rate during the six months ended September 30, 2006 was 38.9% compared with 37.9% the prior year. The increase in the effective tax results primarily from state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2006, we had net income before preferred stock dividends of $1,056,000 compared with $627,000 during the same period of the prior fiscal year. Cash provided by operations was approximately $2.3 million during the six months ended September 30, 2006 compared to $2.7 million in the same period in the prior year. The decrease results primarily from slower collections of accounts receivable, principally in the United Kingdom. We had working capital of $6.4 million at September 30, 2006.

        Investing activities used $1.0 million during the six months ended September 30, 2006 compared with $1.1 million during the same period of the prior fiscal year. The decrease resulted primarily from a decrease in expenditures for product development.

        Financing activities used $1.5 million during the six months ended September 30, 2006 compared with $1.7 million during the same period of the prior fiscal year. The decrease results primarily from lower pay-downs on the revolving line of credit due to slower accounts receivable collections.

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

        We have new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $1.4 million borrowed and an additional $6.8 million available on our revolving line of credit at September 30, 2006 based upon eligible collateral. In addition, we had $1.0 million available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at September 30, 2006 and March 31, 2006.

        We expect to enter into a new agreement before December 29, 2006 with our senior lender to provide approximately $6.5 million to redeem the outstanding 2,000 shares of our convertible preferred stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $19,000 at the variable-rate outstanding level of debt at September 30, 2006.

        In addition, the Company is exposed to exchange rate changes of the British Pound as it impacts the net asset value of its subsidiaries located in the United Kingdom. The Company does not currently actively manage this foreign currency exchange rate risk exposure. The Company believes that the exposure to foreign currency transaction gains or losses is insignificant.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended September 30, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended September 30, 2006 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, which we believe have been remediated, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        We previously determined that a material weakness existed in the design or operation of internal controls over financial reporting because we had not maintained effective controls regarding the authorization and/or communication of selling terms provided to customers. We have instituted manual controls that we believe have remediated this weakness.

        In addition, we previously determined that a material weakness existed in our internal controls over financial reporting related to the limited number of accounting personnel in the Company. We believe that this weakness has been remediated by hiring a senior staff accountant in the U. S. as well as a controller in the United Kingdom.

Changes in Internal Controls

        Other than those changes described above, there has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the six months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits

10.1	Stock Redemption Agreement with Eureka I, L.P. to redeem convertible preferred stock held by Eureka dated November 13, 2006.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 14, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: November 14, 2006	By:	/s/ Teresa S. Dunbar

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2006	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2006	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2006

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2006

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer