Form 10-Q
period 2006-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2007-02-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended December 31, 2006

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

             As of February 14, 2007, the registrant had 6,132,405 shares of common stock, $.01 par value per share outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Item 1.  Financial Statements

PART 1 - FINANCIAL INFORMATION

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31, 2006	March 31, 2006

	(Unaudited)

Current Assets:
Cash	$751	$447
Accounts Receivable, Net	7,363	7,148
Inventories, Net	5,670	5,279
Prepaids and Other	993	359
Deferred Tax Asset	683	1,277

Total Current Assets	15,460	14,510

Property and Equipment, Net	4,962	5,015
Goodwill	540	480
Other Intangible Assets, Net	493	467
Other Assets, Net	2,495	2,610

Total Assets	$23,950	$23,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,176	$5,589
Current Maturities of Long-Term Debt	2,617	698
Current Maturities of Related Party Note Payable	323	308

Total Current Liabilities	8,116	6,595

Long-Term Debt, Less Current Maturities	6,216	2,727
Related Party Note Payable, Less Current Maturities	190	434
Lease Incentive	292	317
Deferred Tax Liability	608	576

Total Liabilities	15,422	10,649

Stockholders' Equity:
Preferred Stock	–	2
Common Stock	61	60
Capital In Excess of Par Value	8,305	13,887
Accumulated Other Comprehensive Income	264	91
Retained Earnings (Accumulated Deficit)	226	(1,279)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	8,528	12,433

Total Liabilities and Stockholders' Equity	$23,950	$23,082

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Net Sales	$12,435	$11,028	$36,807	$31,009

Costs and Expenses:
Cost of Sales	7,695	6,770	22,857	18,990
Selling, General and Administrative	2,920	2,590	9,123	7,863
Depreciation and Amortization	594	498	1,755	1,798

Total Costs and Expenses	11,209	9,858	33,735	28,651

Operating Profit	1,226	1,170	3,072	2,358

Interest Expense	67	73	183	252

Income Before Taxes	1,159	1,097	2,889	2,106

Income Tax Expense	448	415	1,121	797

Net Income Before Preferred Stock Dividends	711	682	1,768	1,309

Convertible Preferred Stock Dividends	39	56	151	168

Constructive Dividend Related to Redemption of Convertible Preferred Stock	4,504	–	4,504	–

Net (Loss) Income Available to Common Stockholders	$(3,832)	$626	$(2,887)	$1,141

Net (Loss) Income Per Basic Common Share	$(0.63)	$0.10	$(0.48)	$0.19

Net (Loss) Income Per Diluted Common Share	$(0.63)	$0.10	$(0.48)	$0.18

Weighted Average Shares Outstanding - Basic	6,082	6,009	6,042	5,945

Weighted Average Shares Outstanding - Diluted	6,082	7,203	6,042	7,173

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2006
(In Thousands; Except Shares)
(Unaudited)

	Preferred Stock		Common Stock		Capital	Accumulated	Retained
	$.001 Par Value		$.01 Par Value		In Excess	Other	Earnings			Total
					of Par	Comprehensive	(Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Deficit)	Shares	Stock	Equity

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	$(1,279)	(60)	$(328)	$12,433

Tax Benefit of Stock Option Exercises					143					143

Exercise of Stock Options			108,400	1	512					513

Stock Grants Issued			5,000	–	30					30

Share-Based Compensation					102					102

Redemption of Preferred Stock	(2,000)	(2)			(6,218)		(263)			(6,483)

Convertible Preferred Stock Dividends					(151)					(151)

Comprehensive Income:

Net Income							1,768			1,768

Foreign Currency Translation
Adjustment						173				173

Total Comprehensive Income										1,941

Balance December 31, 2006	–	$–	6,130,465	$61	$8,305	$264	$226	(60)	$(328)	$8,528

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,

	2006	2005

Operating Activities
Net Income Before Preferred Stock Dividends	$1,768	$1,309
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Translation of Foreign Currency	(103)	–
Depreciation and Amortization	1,755	1,798
Tax Benefit of Options Exercised	(143)	–
Deferred Income Taxes	594	797
Share-Based Compensation	132	29
Amortization of Lease Incentive	(25)	(25)
Loss on Disposal of Property and Equipment	–	43
(Increase) Decrease in:
Accounts Receivable	(115)	714
Inventories	(343)	(419)
Prepaids and Other	(633)	(191)
(Decrease) in:
Accounts Payable and Other Accrued Liabilities	(282)	(87)

Total Adjustments	837	2,659

Net Cash Provided by Operating Activities	2,605	3,968

Investing Activities
Expended for Property and Equipment	(1,021)	(901)
Expended for Product Development	(464)	(515)
Expended for Patents and Other Assets	(47)	(1)
Proceeds on Sale of Property and Equipment	4	–

Net Cash Used by Investing Activities	(1,528)	(1,417)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(503)	(302)
Payments on Related Party Note Payable	(229)	(220)
Paydowns on Revolving Line of Credit	(34,268)	(33,170)
Advances on Revolving Line of Credit	33,780	30,839
Borrowing on Term Loans	6,400	–
Tax Benefit of Options Exercised	143	–
Exercise of Stock Options	513	244
Dividends on Convertible Preferred Stock	(151)	(168)
Redemption of Preferred Stock	(6,483)	–

Net Cash Used by Financing Activities	(798)	(2,777)

Effect of Exchange Rate Changes on Cash	25	(34)

Net Increase (Decrease) in Cash	304	(260)
Cash at Beginning of Period	447	373

Cash at End of Period	$751	$113

Supplemental Information
Cash paid for interest	$172	$262
Cash paid for taxes	$282	$3

Supplemental Disclosure of Non-Cash Activities
Reclassification of machine rentals from Inventory to Equipment	$48	$16
Reclassification of software from Other Assets to Equipment	$–	$42

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies, Limited™ (“MTS Limited”).

        MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and packaging equipment primarily in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTSP in the United Kingdom. In February 2006, MTS Limited acquired BAF Printers, Ltd. (“BAF”), a United Kingdom based manufacturer of bags and labels for pharmacies. In February 2007, MTS Limited acquired GDH Consilio GmbH (“Consilio”), a distributor of punch cards in Germany.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for future quarters and for the full fiscal year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2006.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP and MTS Limited. All other subsidiaries of the Company did not have operations during the nine-month periods ended December 31, 2006 and 2005.

NOTE B – INVENTORIES

        The components of inventory consist of the following:

	December 31, 2006	March 31, 2006

	(In Thousands)

Raw Materials	$3,027	$2,195
Finished Goods and Work in Progress	2,934	3,276
Less: Inventory Reserve	(291)	(192)

	$5,670	$5,279

NOTE C – EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income before preferred stock dividends by the basic weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the convertible preferred stock outstanding unless the impact would be anti-dilutive.

        The effect of outstanding options, warrants and shares of common stock that would be issued upon conversion of the convertible preferred stock of approximately 1,091,000 and 1,180,000 shares have not been included in the calculation of the loss per common share for the three and nine months ended December 31, 2006, respectively, because their effect would have been anti-dilutive. For the three and nine months ended December 31, 2005, the effect of 411,000 options were not included in the calculation of net income per diluted common share as the effect would have been anti-dilutive.

        The following table sets forth the computation of income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income Before Preferred Stock Dividends	$711	$682	$1,768	$1,309

Minus: Convertible Preferred Stock Dividend	39	56	151	168

Minus: Constructive Dividend on Convertible Preferred Stock	4,504	–	4,504	–

Net (Loss) Income Available to Common Stockholders	$(3,832)	$626	$(2,887)	$1,141

Denominator:

Weighted Average Shares Outstanding - Basic	6,082	6,009	6,042	5,945

Add: Effect of Dilutive Warrants and Options	–	347	–	381

Effect of Conversion of Convertible Preferred Stock into Common Stock	–	847	–	847

Weighted Average Shares Outstanding - Diluted	6,082	7,203	6,042	7,173

Net (Loss) Income Per Common Share - Basic	$(0.63)	$0.10	$(0.48)	$0.19

Net (Loss) Income Per Common Share - Diluted	$(0.63)	$0.10	$(0.48)	$0.18

NOTE D – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. At December 31, 2006, the Company had 2,100,000 shares of common stock authorized for awards of share-based compensation under its Stock Incentive Plan (the “Plan”). As of December 31, 2006, options to purchase 873,950 shares were outstanding and 249,850 options were available for issuance under the Plan.

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

        For the nine months ended December 31, 2006, the Company recorded approximately $132,000 of pre-tax share-based compensation expense under FAS No. 123R, in selling and administrative expense in the Consolidated Statement of Earnings. This expense was offset by an approximately $47,000 tax benefit for non-qualified share–based compensation.

Share-Based Compensation Awards

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123R:

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the nine months ended December 31, 2006 and 2005, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $31,000 ($19,000 net of tax) and approximately $29,000 ($18,000 net of tax) during the nine months ended December 31, 2006 and 2005, respectively, based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three years. The Company granted 21,750 options to members of the Board of Directors during the nine months ended December 31, 2006. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants.

The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of December 31, 2006, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants in the nine months ended December 31, 2006.

        During the nine-month period ended December 31, 2006, the Company received approximately $513,000 in cash from stock option exercises. A tax benefit of approximately $143,000 was recorded in the statement of changes in stockholders’ equity. As of December 31, 2006, the Company has unrecognized compensation cost of approximately $43,000 expected to be recognized over the next three years for share-based awards granted.

        A summary of the changes in total stock options outstanding during the nine months ended December 31, 2006 follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23
Options Granted:
Officers and Directors	21,750			$7.03	$7.03
Employees	5,000			$7.95	$7.95
Options Exercised	(108,400)	$1.50	-	$7.03	$4.73
Options Expired	(93,000)	$1.85	-	$12.45	$5.81

Outstanding at December 31, 2006	873,950	$1.45	-	$12.45	$4.09

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	243,000	4.2	$1.55
$2.50 - $5.00	254,100	3.8	$3.12
$5.60 - $12.45	376,850	8.5	$6.40

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	243,000	4.2	$1.55
$2.50 - $5.00	222,100	3.4	$2.99
$5.60 - $12.45	371,850	8.5	$6.38

        At December 31, 2006, exercisable options had aggregate intrinsic values of approximately $4,481,000. At December 31, 2006, exercisable warrants had aggregate intrinsic values of approximately $45,000.

        Options exercised during the nine-month period ended December 31, 2006, had intrinsic values of approximately $520,000. The Company granted 21,750 options to the members of the Board of Directors during the nine months ended December 31, 2006. The weighted average grant date fair value for options issued during the nine months ended December 31, 2006 and 2005 was $4.22 and $3.68, respectively. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the nine months ended December 31, 2006 was $3.84. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended December 31,

	2006	2005

Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	89.2%	100%
Risk-Free Interest Rate (3)	4%	4%
Expected Life in Years (4)	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends on common stock in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on historical MTS common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options granted during the nine months ended December 31, 2006 and 2005 was based on the historical exercise patterns experienced by the Company.

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

        The impact of FAS No. 123R, if it had been in effect, on the net income and related per share amounts of each of our years ended March 31, 2006, 2005 and 2004 was disclosed in Note 2, Stock-based employee compensation included in our Form 10-K for the year ended March 31, 2006. Reported net earnings for the three and nine months ended December 31, 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123R had been followed, is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005

	(In Thousands; Except Per Share Amounts)

Net Income as Reported	$626	$1,141

Deduct: Total share-based employee compensation expense determined under fair value-based method
for all awards, net of related tax effects	130	281

Pro Forma Net Income	$496	860

Net Income per Common Share:

Basic – as reported	$0.10	$0.19

Basic – pro forma	$0.08	$0.14

Diluted – as reported	$0.10	$0.18

Diluted – pro forma	$0.08	$0.14

NOTE E – LONG-TERM DEBT AND RELATED PARTY NOTE PAYABLE

	December 31,	December 31,
	2006	2005

	(In Thousands)

Term loan payable in monthly installments of $178,000 through June 2009 and one final installment of $1,067,000 in
July 2009 plus interest at 0.75% above the prime rate (9.0% at December 31, 2006).	$6,400	$–

Revolving line of credit due July 2009; interest payable monthly at the prime rate (8.25% at December 31, 2006).	1,821	2,310

Bank term loan payable in monthly installments of $52,000 plus interest at 0.25% above the prime rate
(8.5% at December 31, 2006) through July 2007.	364	752

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	513	742

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	248	349

Other Notes and Agreements	–	14

Total Long-Term Debt	9,346	4,167

Less Current Portion (including $323,000 and $308,000, respectively due to a related party).	(2,940)	(1,006)

Long-Term Debt Due After One Year	$6,406	$3,161

        In December 2006, the Company and its secured lender entered into an amendment to its loan and security agreement. The amendment provided, among other things, for a $6.4 million term loan. In addition, the amendment extended the maturity date of the revolving credit note to July 2009 and reduced the maximum amount eligible to be borrowed from $8,500,000 to $5,000,000.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. There was approximately $1.8 million borrowed and an additional $3.2 million available on the Company’s revolving line of credit at December 31, 2006 based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth, debt service coverage ratios and total debt to EBITDA ratios. In addition, certain provisions limit the amount of annual capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of December 31, 2006 and March 31, 2006.

        At December 31, 2006, the Company also had a $1,000,000 line of credit available for purchases of equipment. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at December 31, 2006 or March 31, 2006.

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

NOTE G – STOCKHOLDERS’ EQUITY

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        The Company recorded a constructive dividend of approximately $4.5 million, or $0.73 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by the Company’s secured lender (see Note E to Financial Statements).

NOTE H – RECENT DEVELOPMENTS

        On February 6, 2007, the Company acquired 100% of the outstanding shares of CDH Consilio GmbH in Mühltal, Germany (“Consilio”) through its wholly owned subsidiary, MTS Limited. The total consideration to be paid for the shares of Consilio is approximately €566,000 ($733,000) represented by a payment of €255,000 ($330,000) at closing, the assumption of certain liabilities of approximately €65,000 ($84,000) and the balance payable over five years contingent upon the achievement of certain financial performance objectives.

NOTE I – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	December 31,	March 31,
	(Years)	2006	2006

		(In Thousands)

Product Development	3 – 5	$3,706	$3,243
Less: Accumulated Amortization		(2,099)	(1,703)

		$1,607	$1,540

Patents	5 – 17	$2,508	$2,472
Less: Accumulated Amortization		(1,767)	(1,573)

		$741	$899

Financing Costs	3 – 5	$144	$132
Less: Accumulated Amortization		(106)	(64)

		$38	$68

Other	5	$109	$103
Less: Accumulated Amortization		–	–

		$109	$103

Total Other Assets, Net		$2,495	$2,610

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach”. SAB 108 allows registrants to: (1) retroactively adjust prior financial statements as if the dual approach had always been used; or (2) record the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending March 31, 2007.  When we initially apply the provisions of SAB 108, we do not expect that there will be an adjustment to our financial statements.

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

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Elimination	Consolidated

	(In Thousands)
Three Months Ended December 31, 2006

Sales to Unaffiliated Customers	$10,740	$1,695	$–	$12,435
Intercompany Sales	$534	$–	$(534)	$–
Operating Profit	$1,230	$(2)	$(2)	$1,226
Total Assets	$19,391	$4,824	$(265)	$23,950
Depreciation and Amortization	$548	$46	$–	$594
Capital Expenditures	$306	$1	$–	$307

Three Months Ended December 31, 2005

Sales to Unaffiliated Customers	$10,359	$669	$–	$11,028
Intercompany Sales	$230	$–	$(230)	$–
Operating Profit	$1,200	$(87)	$57	$1,170
Total Assets	$18,543	$1,284	$501	$20,328
Depreciation and Amortization	$489	$9	$–	$498
Capital Expenditures	$224	$–	$–	$224

	United States	United Kingdom	Elimination	Consolidated

	(In Thousands)
Nine Months Ended December 31, 2006

Sales to Unaffiliated Customers	$31,965	$4,842	$–	$36,807
Intercompany Sales	$1,613	$–	$(1,613)	$–
Operating Profit	$3,346	$(214)	$(60)	$3,072
Total Assets	$19,391	$4,824	$(265)	$23,950
Depreciation and Amortization	$1,618	$137	$–	$1,755
Capital Expenditures	$971	$50	$–	$1,021

Nine Months Ended December 31, 2005

Sales to Unaffiliated Customers	$28,513	$2,496	$–	$31,009
Intercompany Sales	1,077	–	(1,077)	–
Operating Profit	$2,250	$50	$58	$2,358
Total Assets	$18,543	$1,284	$501	$20,328
Depreciation and Amortization	$1,772	$26	$–	$1,798
Capital Expenditures	$894	$7	$–	$901

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

Summary of Results

        Our net sales in the three and nine months ended December 31, 2006 were $12.4 million and $36.8 million, respectively, compared with $11.0 million and $31.0 million in the same periods of the prior year. Net sales of our consumable products and prepackaging equipment in the U.S. to existing and new customers in the three and nine months ended December 31, 2006 increased approximately 5.0% and 10.6%, respectively. Sales of our OnDemand® and MedLocker® machines increased approximately 0.5% and 38.4%, respectively, compared to prior year periods. We believe the net sales increase in our consumable products is primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) increased sales to our largest customer. Our net sales in the United Kingdom were up approximately 117.4% and 93.9% for the three months and nine months ended December 31, 2006, respectively, compared to the prior year periods primarily due to the net sales associated with BAF, which we acquired in February 2006.

        The following table sets forth, for the three and nine-month periods indicated, certain key operating results and other financial information.

	Three Months Ended		Nine Months Ended

	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

	(In Thousands; Except Per Share Amounts)

Net Sales	$12,435	$11,028	$36,807	$31,009
Gross Profit	$4,740	$4,258	$13,950	$12,019
Operating Profit	$1,226	$1,170	$3,072	$2,358
Net (Loss) Income Available to Common Stockholders	$(3,832)	$626	$(2,887)	$1,141
Net (Loss) Income Per Common Share – Diluted	$(0.63)	$0.10	(0.48)	0.18

RECENT DEVELOPMENTS

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        The Company recorded a constructive dividend of approximately $4.5 million, or $0.73 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by the Company’s secured lender (see Note E to Financial Statements).

        On February 6, 2007, the Company acquired 100% of the outstanding shares of CDH Consilio GmbH in Mühltal, Germany (“Consilio”) through its wholly owned subsidiary, MTS Limited. The total consideration to be paid for the shares of Consilio is approximately €566,000 ($733,000) represented by a payment of €255,000 ($330,000) at closing, the assumption of certain liabilities of approximately €65,000 ($84,000) and the balance payable over five years contingent upon the achievement of certain financial performance objectives.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $1,059,000 and $1,061,000 for the nine months ended December 31, 2006 and 2005, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of December 31, 2006 and March 31, 2006, the Company has established an allowance for doubtful accounts of approximately $235,000 and $236,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The reserve for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist in its assessment. As of December 31, 2006 and March 31, 2006, we established an inventory reserve of approximately $291,000 and $192,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2006, the Company was reinsured for claims that exceed $50,000 per participant and an annual maximum aggregate limit of approximately $783,000. Reinsurance limits for the fiscal year ending March 31, 2007 were raised to $100,000 per participant and $854,000 in the aggregate. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $124,000 and $90,000 at December 31, 2006 and March 31, 2006, respectively, for all unpaid claims incurred and reported during the quarter ended December 31, 2006 and the fiscal year ended March 31, 2006. Self-insured medical claims costs incurred during the nine months ended December 31, 2006 and December 31, 2005 totaled approximately $655,000 and $322,000, respectively.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the OnDemand machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the nine-month periods ended December 31, 2006 and 2005 totaled approximately $289,000 and $187,000, respectively. As of December 31, 2006 and March 31, 2006, the Company established a reserve for warranty costs of $66,000 and $54,000, respectively.

Foreign Currency Transactions and Translation

        For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating profit. Foreign currency transaction gains incurred during the nine-month period ended December 31, 2006 were approximately $103,000. Foreign currency transaction gains for the nine-month period ended December 31, 2005, were not material.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005

        Net sales for the three months ended December 31, 2006 was $12.4 million compared with $11.0 million during the same period of the prior fiscal year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 5.0% overall primarily due to: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) increased sales to our largest customer. Revenue associated with the sale of OnDemand and MedLocker machines was $0.5 million during the three months ended December 31, 2006 compared with $0.5 million in the same period of the prior year. Revenue in the United Kingdom increased 117.4% due primarily to revenue associated with BAF Printers, Ltd., which was acquired in February 2006. Average selling prices for consumable products were higher during the third quarter of fiscal 2006 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended December 31, 2006 was $7.7 million compared with $6.8 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 61.9% from 61.4% during the same period of the prior fiscal year. Cost of sales as a percentage of sales primarily as a result of higher overhead costs primarily related to increased costs of health care benefits and an increased number of personnel. In addition, the proportion of net sales derived from machines and consumables varies from period to period, and the gross margin realized on machines and various forms of consumables can be significantly different.

        Selling, general and administration expenses for the three months ended December 31, 2006 increased 12.7% to $2.9 million compared to $2.6 million in the prior year. SG&A expense increased primarily due to higher marketing expenditures, increased personnel and benefit costs, administrative and selling costs associated with BAF, Ltd., and certain research and development projects in the United Kingdom.

        Depreciation and amortization expense increased to $594,000 from $498,000 in the same period the prior year due to recent acquisitions of capital equipment.

        Interest expense for the three months ended December 31, 2006 decreased 8.2% to $67,000 from $73,000 during the same period of the prior fiscal year. The decrease results primarily from lower debt levels compared with the same period of the prior year offset, in part, by higher interest rates.

        Income tax expense increased to $448,000 during the three months ended December 31, 2006 from $415,000 during the same period of the prior fiscal year. This increase results from higher net income before taxes during the three-month period ended December 31, 2006 compared to the same period of the prior year. The effective tax rate for the three-month period ended December 31, 2006 was 38.7% compared with 37.8% the prior year. The increase in the effective tax rate results primarily from state and local taxes, which are payable to more states than in the prior year.

Nine Months Ended December 31, 2006 and 2005

        Net sales for the nine months ended December 31, 2006 was $36.8 million compared with $31.0 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 10.6% overall primarily due to: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) increased sales to our largest customers. In addition, revenue associated with the sale of OnDemand and MedLocker machines was $2.2 million during the nine months ended December 31, 2006 compared with $1.5 million in the same period of the prior year. Revenue in the United Kingdom increased 93.9% primarily due to revenue associated with BAF Printers, Ltd., which was acquired in February 2006. Average selling prices for consumable products were higher during the nine months ended December 31, 2006 compared to the same period of the prior fiscal year.

        Cost of sales for the nine months ended December 31, 2006 was $22.9 million compared with $19.0 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 62.1% from 61.2% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily as a result of higher overhead costs related to increased costs of health care benefits and increased personnel. In addition, the proportion of net sales derived from machines and consumables varies from period to period, and the gross margin realized on machines and various forms of consumables can be significantly different.

        Selling, general and administration expenses for the nine months ended December 31, 2006 increased 16.0% to $9.1 million from $7.9 million in the prior year primarily due to increased marketing expenditures, increased personnel and benefit costs, administrative and selling costs associated with BAF Printers, Ltd., certain research and development projects in the United Kingdom and share-based compensation costs related to stock option awards granted to members of the Board of Directors for past years service.

        Depreciation and amortization expenses for the nine months ended December 31, 2006 and 2005 was $1.8 million. The prior year depreciation expense included a charge of $399,000 related to an adjustment that resulted from a physical inventory of equipment that was completed in September 2005. The current year depreciation and amortization expense is higher than the prior year, after excluding the one-time charge, due to recent acquisitions of capital equipment.

        Interest expense for the nine months ended December 31, 2006 decreased 27.4% to $183,000 from $252,000 during the same period of the prior fiscal year. The decrease resulted primarily from lower debt levels and was partially offset by higher interest rates.

        Income tax expense was $1,121,000 during the nine months ended December 31, 2006 compared with $797,000 during the same period of the prior fiscal year. The increase results from higher net income before taxes. The effective tax rate during the nine months ended December 31, 2006 was 38.8% compared with 37.8% the prior year. The increase in the effective tax rate results primarily from state and local taxes, which are payable to more states than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2006, we had net income before preferred stock dividends of $1.8 million compared with $1.3 million during the same period of the prior fiscal year. Cash provided by operations was approximately $2.6 million during the nine months ended December 31, 2006 compared to $4.0 million in the same period in the prior year. The decrease results primarily from an increase in accounts receivable due to higher net sales, increases in inventory and deposits provided to outsourced manufacturing companies. We had working capital of $7.3 million at December 31, 2006 compared to $7.9 million at March 31, 2006.

        Investing activities used $1.5 million during the nine months ended December 31, 2006 compared with $1.4 million during the same period of the prior fiscal year. The increase resulted primarily from slightly higher capital expenditures.

        Financing activities used $798,000 during the nine months ended December 31, 2006 compared with $2.8 million during the same period of the prior fiscal year. The decrease results primarily from lower net pay-downs on the revolving line of credit.

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        The Company recorded a constructive dividend of approximately $4.5 million, or $0.73 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by the Company’s secured lender (see Note E to Financial Statements).

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

        There was $1.8 million borrowed and an additional $3.2 million available on our revolving line of credit at December 31, 2006 based upon eligible collateral. In addition, we had $1.0 million available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at December 31, 2006 and March 31, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $86,000 at the variable-rate outstanding level of debt at December 31, 2006.

        In addition, the Company is exposed to exchange rate changes of the British Pound as it impacts the net asset value of its subsidiaries located in the United Kingdom. The Company does not currently actively manage this foreign currency exchange rate risk exposure. This exposure may increase if our international business continues to grow.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended December 31, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended December 31, 2006 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, which we believe have been remediated, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Controls

        Other than those changes described above, there has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the nine months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, those controls.

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

Item 1A.   Risk factors

         None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.   Default Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         None.

Item 6.   Exhibits

10.1	Sale and Purchase Agreement for and Assignment of all the Issued Share Capital of CDH Consilio GmbH between MTS Medication Technologies, Limited and Dr. Anton F. Hasse and Mrs. Silvia Hasse dated February 6. 2007

10.2	Service Agreement between CDH Consilio, GmbH and Dr. Anton F. Hasse dated February 6, 2006.

10.3	Fifth Amendment to Loan and Security Agreement, dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc.

10.4	Third Amendment to Securities Pledge Agreement dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc.

10.5	Amendment, Ratification and Confirmation of Continuing Unconditional Guaranty dated January 31, 2007 between MTS Medication Technologies, Limited and LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association.

10.6	Employment Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated February 9, 2007

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: February 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: February 14, 2007	By:	/s/ Teresa S. Dunbar

Teresa S. Dunbar
Principal Accounting Officer and Controller

EXHIBIT INDEX

  Exhibit Index      Description

10.1	Sale and Purchase Agreement for and Assignment of all the Issued Share Capital of CDH Consilio GmbH between MTS Medication Technologies, Limited and Dr. Anton F. Hasse and Mrs. Silvia Hasse dated February 6. 2007

10.2	Service Agreement between CDH Consilio, GmbH and Dr. Anton F. Hasse dated February 6, 2006.

10.3	Fifth Amendment to Loan and Security Agreement, dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc.

10.4	Third Amendment to Securities Pledge Agreement dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc.

10.5	Amendment, Ratification and Confirmation of Continuing Unconditional Guaranty dated January 31, 2007 between MTS Medication Technologies, Limited and LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association.

10.6	Employment Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated February 9, 2007

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Certification the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2007	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2007

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2007

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer