Form 10-K
period 2007-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2007-06-29
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended March 31, 2007

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

Aggregate market value of voting Common Stock held by non-affiliates was approximately $35,000,000 as of September 29, 2006

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 6,274,905 as of June 28, 2007.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2007 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

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

ITEM 1.     BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems™, Inc. (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”), BAF Printers, Ltd. (“BAF”) and Consilio GmbH (“Consilio”). BAF and Consilio are wholly owned subsidiaries of MTS International, Limited. MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States, Canada and Europe. Our customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. In addition, we utilize the services of outside contract manufacturers for some of our packaging equipment. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS in the United Kingdom. BAF manufactures and sells prescription bags and labels in the United Kingdom. Consilio distributes products for MTS in Germany. We currently serve more than 4,500 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

        Our web site is located at www.mts-mt.com. Information contained in our web site is not a part of this document or the documents incorporated by reference in this document.

Products

        MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers; primarily institutional pharmacies servicing long-term care and correctional facilities. These systems utilize consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient’s medication.

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

        The retail price of MTS’s equipment ranges from $1,100 to $800,000 depending upon the degree of automation and options requested by a customer. The punch cards typically retail from approximately $155 to $300 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS has placed approximately 3,000 medication-dispensing systems with pharmacy clientele since our inception. MTS also sells prescription labels and ancillary supplies designed to complement sales of consumable medication punch cards.

Recent Developments

        In May 2007, we entered into a contract with our largest customer to provide two versions of our OnDemand automated packaging system over an eighteen-month period. The value of the contract is estimated to be approximately $13,000,000 - $14,000,000.

        In February 2007, we acquired Consilio, a distributor of consumable packages in Germany. The acquisition was made to assist our plans to expand operations in Europe.

        In December 2006, we redeemed all of the outstanding shares of convertible preferred stock for $6.5 million and satisfied all of our obligations under the convertible preferred stock agreement that we entered into in June 2002.

        In November 2006, we announced that we had begun testing our newest product, MedTimes™. This product is designed to improve pharmacy inventory control and the management of medication in nursing homes.

Research and Development

        We expended approximately $663,000, $432,000 and $139,000 on research and development activities for each of the fiscal years ended March 31, 2007, 2006 and 2005, respectively. In addition, we directed our product development efforts primarily towards the completion of several new versions of our OnDemand machines and the development of MedTimes during the fiscal year ended March 31, 2007. We capitalized approximately $511,000 of software costs and related product development costs during the fiscal year ended March 31, 2007. The majority of these expenditures were made for new versions of the OnDemand system and MedTimes project.

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

        MTS’s products are sold throughout the United States primarily through its sales organization and some independent sales representatives. In addition, MTS Limited and BAF distribute products in the United Kingdom. Sales to countries outside the United States represent less than 15% of the total revenue in fiscal 2007. In the fiscal year ended March 31, 2007, sales to our two largest institutional pharmacy customers, Omnicare, Inc.® and PharMerica, Inc., represented approximately 23% of the Company’s total net sales. In addition, we sell our consumable products to drug wholesalers who in turn resell the products to pharmacies. Sales to three major wholesalers, McKesson, Cardinal Health and Amerisource Bergen®, represented approximately 18% of our net sales in the fiscal year ended March 31, 2007.

Financial Information About Segments

        While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of two geographic regions — the United States and Europe — to reflect how we manage our business.

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

        Our primary competitors in the United States are Drug Package, Inc., AutoMed® Technologies and RX Systems, Inc. We believe that our automated proprietary packaging equipment distinguishes MTS from its competitors’ less automated systems. Our automated packaging machine with the highest throughput can fill and seal up to 900 consumable medication cards per hour. We believe that our production rates for the prepackaging of prescriptions and our “just-in-time” OnDemand system will meet the needs of our customers who are consolidating and require higher productivity to meet their growing market share. Our primary competitors in Europe are Surgichem, Ltd. and Jones Packaging, Ltd.

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

Employees

        None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We employ 200 people in the United States and 36 people in Europe.

ITEM 1A.     RISK FACTORS

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
    the level and timing of customer orders, especially relating to OnDemand Systems;
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

        For the fiscal year ended March 31, 2007, our 10 largest customers accounted for approximately 52% of our net sales, and our two largest customers accounted for approximately 23% of our net sales. In addition, the three major drug wholesalers represent 18% of our net sales. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation, pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net sales and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, could have a material adverse effect on our results of operations.

We depend on a small number of suppliers for the raw materials used in the production of our products.

        We rely on a limited number of suppliers for the raw materials that are essential in the production of the products we produce. We cannot be assured that such suppliers will be able to meet our future demand for raw materials, or that shortages of these raw materials will not arise in the future. We also rely on third parties to manufacture some of our packaging equipment. The failure of such suppliers or third parties to deliver such raw materials or packaging equipment on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

We manufacture a majority of our products from a single facility, while also utilizing third parties to manufacture some products.

        We manufacture most of the products we sell, but we also use third parties to manufacture packaging equipment. As a result, any prolonged disruption in the operations of our manufacturing facility or the facilities of third parties, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, our principal manufacturing facility is located in St. Petersburg, Florida and is thus exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes, windstorms, and floods. If our facilities were to be out of production for an extended period, our business, results of operations and financial condition could be materially adversely affected.

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

        As of March 31, 2007, we had 6,243,605 shares of common stock outstanding. In addition, the following shares of our common stock are issuable upon exercise or conversion of currently outstanding securities:

  763,250 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $1.45 to $12.45; and

  5,900 shares of common stock are issuable upon exercise of currently outstanding common stock purchase warrants having an exercise price of $1.88.

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

        We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot be assured that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, could harm our business.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.     PROPERTIES

        We currently lease approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $62,000 plus tax and increase to $80,000 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on our balance sheet. The amount of this liability was $319,000 and $237,000 at March 31, 2007 and 2006, respectively.

        In addition, we were paid $400,000 by our landlord when we executed our lease. This payment was provided to us as an incentive to enter into the lease. We recorded this amount as a long-term liability on our balance sheet and are amortizing the benefit of this amount to offset rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2008.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

        Our common stock is trading on the American Stock Exchange (“AMEX”) under the symbol “MPP”. The table below sets forth the range of high and low sales prices and/or bid information for our common stock for the periods indicated, as reported by the AMEX.

2007 Fiscal Year	High	Low

First Quarter	$6.87	$5.85
Second Quarter	$7.98	$5.65
Third Quarter	$9.49	$7.66
Fourth Quarter	$11.70	$9.45

2006 Fiscal Year	High	Low

First Quarter	$6.65	$5.16
Second Quarter	$6.17	$5.01
Third Quarter	$6.93	$5.03
Fourth Quarter	$7.50	$5.69

         As of June 28, 2007, there were approximately 1,996 holders of record of our common stock and the closing price of our common stock reported on the AMEX was $12.20.

        We have not declared a dividend on our common stock and do not currently intend to declare a dividend. Furthermore, we are restricted from paying dividends on our common stock pursuant to the terms of our loan agreements without the consent of our lenders. We intend to reinvest our future earnings, if any, into the operations of our business.

Equity Compensation Plan Information

        The following table sets forth certain information relating to our equity compensation plans as of March 31, 2007.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price	Future Issuance Under
Plan Category	of Outstanding Options	of Outstanding Options	Equity Compensation Plans

Equity compensation plans approved by security holders	763,250	$4.27	–

Stock Incentive Plan	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	763,250	$4.27	–

        We recorded compensation expense of $31,000 and $29,000 in the fiscal years ended March 31, 2007 and March 31, 2006, respectively, that related to restricted stock grants awarded to its chief operating officer.

Purchases of Equity Securities

        In December 2006, we entered into an agreement with an investor to redeem 2,000 shares of our convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. We paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        We recorded a constructive dividend of approximately $4.5 million, or $0.74 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by our secured lender.

Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Weighted Average	Purchased as Part of	May Yet Be Purchased
	of Shares Purchased	Price Paid Per Share	Publicly Announced Plan	Under the Plan in '000

December 1, 2006 – December 31, 2006	847,456(1)	$7.65(1)	–	–
January 1, 2007 – January 31, 2007	–	–	–	–
February 1, 2007 – February 28, 2007	–	–	–	–
March 1, 2007 – March 31, 2007	–	–	–	–

Total	847,456	$7.65	–	–

(1)     We purchased 2,000 shares of our convertible preferred stock that was convertible into 847,457 shares of our common stock for $6.5 million, or $7.65 per common share equivalent.

ITEM 6.      SELECTED FINANCIAL DATA

        The following tables set forth selected financial and operating data regarding the Company. This information should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Company

	Years Ended March 31,

	2007	2006	2005	2004	2003

	(In Thousands; Except Earnings Per Share Amounts)
Income Statement Data:

Net Sales	$51,095	$42,522	$40,224	$34,384	$29,385

Cost of Sales and Other Expenses	46,923	39,676	37,966	31,214	26,413

Income Before Taxes	4,172	2,846	2,258	3,170	2,972

Income Tax Expense	1,641	1,194	964	1,190	1,124

Net Income	2,531	1,652	1,294	1,980	1,848

Non-Cash Constructive Dividend Related to
Beneficial Conversion Feature of Convertible Preferred Stock	–	–	–	–	347

Convertible Preferred Stock Dividends	151	222	220	220	168

Constructive Dividend Related to Redemption of Convertible Preferred Stock	4,504	–	–	–	–

Net (Loss) Income Available to Common Stockholders	$(2,124)	$1,430	$1,074	$1,760	$1,333

Net (Loss) Income Per Basic Common Share	$(0.35)	$0.24	$0.19	$0.35	$0.28

Net (Loss) Income Per Diluted Common Share	$(0.35)	$0.23	$0.18	$0.29	$0.26

	At March 31,

	2007	2006	2005	2004	2003

	(In Thousands)
Balance Sheet Data:

Cash	$292	$447	$373	$59	$395
Net Working Capital	6,651	7,915	9,894	8,552	4,464
Assets	25,849	23,082	22,406	20,821	17,383
Debt	8,276	4,167	6,955	8,556	8,484
Stockholders' Equity	9,713	12,433	10,588	7,924	5,393

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We experienced growth of approximately 20% in net sales in fiscal year ended March 31, 2007. Our revenue grew due to increased sales in the U.S. of our consumable punch card products and increased sales of our prepackaging machines. We believe the revenue increase in our consumable products is primarily the result of: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the United States population; (3) a continued shift toward punch card usage. Sales of our OnDemand machines also increased in fiscal 2007 compared to the prior year. Independent pharmacies are those that are not affiliated with pharmacies that are national in scope, but rather rely on the relationships they have with nursing homes and assisted living facilities in a small geographic or demographic region. In addition, our revenue in Europe increased 111% over the prior year as a result of increased sales of consumable products in the UK to the long-term care and domiciliary markets, as well as revenue associated with the operations of BAF in the UK and Consilio in Germany.

        Our gross margin declined slightly compared to the previous year due primarily to lower margins realized on OnDemand machines. Our SG&A expenses increased by approximately 16% primarily as a result of new sales and marketing efforts, the addition of personnel to accommodate the growth in our business and research and development expenses.

        Our interest expense increased in the fiscal year ended March 31, 2007 compared to the fiscal year that ended March 31, 2006 because we added debt when we redeemed our convertible preferred stock in December 2006.

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2007 and 2006.

	Fiscal Year Ended March 31, 2007

	For The Three Months Ended

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

	(In Thousands, Except Per Share Amounts)
	(Unaudited)
Income Statement Data:
Net Sales	$11,516	$12,856	$12,435	$14,288
Gross Profit	$4,304	$4,905	$4,740	$5,422
Net Income (Loss) Available to Common Stockholders	$381	$563	$(3,832)	$764
Net Income (Loss) Per Basic Common Share	$0.06	$0.09	$(0.63)	$0.12

Net Income (Loss) Per Diluted Common Share	$0.06	$0.09	$(0.63)	$0.11

	Fiscal Year Ended March 31, 2006

	For The Three Months Ended

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

	(In Thousands, Except Per Share Amounts)
	(Unaudited)
Income Statement Data:
Net Sales	$9,496	$10,485	$11,028	$11,513
Gross Profit	$3,683	$4,079	$4,258	$4,191
Net Income Available to Common Stockholders	$272	$243	$626	$289
Net Income Per Basic Common Share	$0.05	$0.04	$0.10	$0.05

Net Income Per Diluted Common Share	$0.05	$0.04	$0.10	$0.05

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

Results of Operations

Net Sales

        Net sales for the fiscal year ended March 31, 2007, increased 20.2% to $51.1 million from $42.5 million in the prior year. Net sales increased in fiscal 2007 primarily as a result of an increase in consumable punch cards sold to existing and new customers in the United States, an increase in consumable punch cards sold in the United Kingdom and the sales of prepackaging machines in the United States. In addition, we acquired BAF in February 2006, therefore, net sales for the fiscal year ended March 31, 2007 included BAF for a full year, as opposed to only two months in the fiscal year ended March 31, 2006. Also, sales of OnDemand machines and MedLocker™ in the fiscal year ended March 31, 2007 increased compared to the same period the prior year.

Cost of Sales

        Cost of sales for the fiscal year ended March 31, 2007, increased 20.7% to $31.7 million from $26.3 million in the prior year. Cost of sales as a percentage of net sales increased to 62.1% from 61.9% in the prior year. The increase in the cost of sales percentage resulted primarily from the fact that we experienced increases in our direct costs of materials and labor used in the manufacturing of our consumable products and prepackaging machines and higher factory overhead costs primarily associated with new personnel added in maintenance, supervision and quality control. We were able to partially offset those increases by raising our selling prices. In addition, the cost of sales associated with our OnDemand machines, as a percentage of net sales associated with these machines, is significantly higher than our consumable products and prepackaging machines. Consequently, our overall costs of sales, as a percentage of our total net sales, increases as the proportion of OnDemand machine sales to our total sales increases.

Selling, General and Administrative Expenses (“SG&A”)

        SG&A expenses for the fiscal year ended March 31, 2007, increased 16.3% to $12.5 million compared to $10.7 million in the prior year. The increase resulted primarily from the costs associated with our United Kingdom operations, which included a full year of costs incurred by BAF. In addition, selling costs associated with variable compensation programs, (i.e., commissions) increased in fiscal 2007 due to higher net sales. Also, we increased our marketing efforts by attending more tradeshows and created more sales literature to support our sales personnel. Our administrative costs increased in fiscal 2007 due primarily to expenses related to support costs associated with our OnDemand machine sales and research and development costs.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the fiscal year ended March 31, 2007 was $2.3 million compared to $2.3 million in the prior year. These expenses remained the same compared to the prior year because capital expenditures in fiscal year ended March 31, 2007 were approximately the same as the amount of capital assets that became fully depreciated.

Interest Expense

        Interest expense for the fiscal year ended March 31, 2007 increased 15.5% to $372,000 compared to $322,000 the prior year. The increase resulted primarily from interest on bank debt that was added when we redeemed our convertible preferred stock in December 2006.

Income Tax Expense

        Income tax expense for the fiscal year ended March 31, 2007, increased 37.4% to $1,641,000 compared to $1,194,000 the prior year. The increase resulted from higher pretax net income in fiscal 2007 compared to the prior year. Our effective tax rate in fiscal 2007 was 39.3% compared to 42.0% in fiscal 2006. The decrease results primarily from the fact that in fiscal 2006, we determined that we may be responsible for state and local income taxes in the certain states for periods prior to fiscal 2006, and we recorded income tax expense for those states for prior years, as well as the current year.

Series A Preferred Stock Dividends

        In December 2006, we entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. We paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        We recorded a constructive dividend of approximately $4.5 million, or $0.74 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by our secured lender.

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

Original Issue Discount

        Original issue discount for the fiscal year ended March 31, 2006 decreased to $0 compared to $1,303,000 in the prior year. This decrease resulted primarily from the fact that in the previous year, we repaid a $4,000,000 subordinated note. At that time, the remaining original issue discount ($741,000) and financing costs associated with that note ($420,000) were completely written off.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our operations provided $4.5 million in the fiscal year ended March 31, 2007, compared to $6.0 million the prior year. Although our EBITDA increased in fiscal 2007 compared to fiscal 2006, we used more cash to support our working capital needs primarily related to deposits and advances we made to our outsourced manufacturing company that produces OnDemand machines, as well as increases in our accounts receivable and inventory that results from increased net sales.

        Investing activities used $3.0 million during the fiscal year ended March 31, 2007, compared to $2.9 million the prior year. The increase results primarily from the fact that we purchased approximately $800,000 more in capital assets in fiscal 2007 compared to fiscal 2006, however, we expended approximately $750,000 less on acquisitions of new companies in fiscal 2007 compared to the prior year.

        Financing activities used $1.5 million during the fiscal year ended March 31, 2007 compared to $3.0 million the prior year. The decrease results from the fact that we used our revolving line of credit facility during fiscal 2007 to fund our working capital needs, and as a result made lower payments on it than the prior year.

        We had working capital of $6.7 million at March 31, 2007, compared to $7.9 million at March 31, 2006. The decrease in working capital resulted primarily from the amount of our long-term debt that is payable in the following fiscal year at the end of fiscal 2007 compared to the end of fiscal 2006 due to the normal amortization schedule of term loans, as well as new bank debt added to fund the redemption of our convertible preferred stock in December 2006.

        We do not maintain significant cash balances because available cash is used to pay down our revolving line of credit. Cash on hand of $292,000 and $447,000 at March 31, 2007 and 2006, respectively, is held in banks located in the United Kingdom and Germany. We view the excess availability on our line of credit as our cash reserve. At March 31, 2007, we had approximately $3.4 million available on our revolving line of credit.

        In December 2006, we entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. We paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement.

        We recorded a constructive dividend of approximately $4.5 million, or $0.74 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an over-advance term loan provided by our secured lender.

        Our revolving line of credit and bank term loans are collateralized by a first security interest in all of our assets.

        The revolving line of credit allows for borrowings based upon advance rates that are applied to our eligible accounts receivable and inventory at the prime rate, currently 8.25%, or LIBOR plus 2.25%. The equipment secured loan is repayable over a three-year period with interest at the prime rate plus 0.5% or LIBOR plus 2.75%.

        The revolving line of credit and term loans contain provisions that require us to maintain certain financial covenants that, among other things, require the maintenance of minimum tangible net worth and debt service coverage ratios, limit the amount of capital expenditures and require lender approval for certain matters. We were in compliance with all provisions of the loan agreements as of March 31, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

        In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain guarantee contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation, including a contingent obligation, under a contract that would be accounted for as derivative instruments; and

•	any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        We currently do not have any off-balance sheet arrangements as defined above.

CONTRACTUAL OBLIGATIONS

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of March 31, 2007:

		Less Than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)

Long-Term Debt	$8,066	$2,669	$5,397	$–	$–
Capital Leases	$210	$106	$104	$–	$–
Operating Leases	$8,058	$1,012	$1,706	$1,651	$3,689
Interest	$897	$330	$567	$–	$–

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

Valuation of Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. We do not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. We normally estimate the uncollectibility of its accounts receivable. We consider many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. We review the status of our accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of March 31, 2007 and 2006, we have established an allowance for doubtful accounts of approximately $149,000 and $236,000, respectively, to account for estimated uncollectible accounts.

Inventory Obsolescence Valuation Allowance

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist in our assessment. As of March 31, 2007 and 2006, We have established an inventory valuation allowance of approximately $340,000 and $192,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        We established a reserve for unpaid medical claims of approximately $95,000 and $90,000 at March 31, 2007 and 2006, respectively. Management reviews claims history information provided to it by the third-party administrator of the self insured plan on a regular basis and believes that the reserve is sufficient to respond to the claims that may be incurred by the participants in the plan.

Deferred Tax Asset Valuation Allowance

        Our deferred tax asset is comprised primarily of reserves and allowances. We believe that it is more likely than not that the income tax benefits associated with these items will be realized in the future, and based upon these expectations regarding the realization of the tax benefits, management has not established a valuation allowance for our deferred tax asset.

Impairment Valuations

        Long-lived assets and certain identifiable intangibles that are held and used by us are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss may be recognized based on a discounted cash flow analysis. We evaluate the recoverability of goodwill annually and take into account events or circumstances that warrant estimates of useful lives or indicate that an impairment exists. There were no impairment losses in 2007, 2006 and 2005.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements (generally six months) with our customers. Warranty and service costs incurred during the periods ended March 31, 2007, 2006 and 2005, totaled approximately $416,000, $310,000 and $224,000, respectively.

Recent Accounting Pronouncements

        In July 2006, FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109. Interpretation 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on April 1, 2007. The Company is in the process of finalizing its analysis and believes that the adoption of Interpretation 48 will result in an adjustment to reduce retained earnings and increase liabilities by at least $400,000.

        In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after February 1, 2007 and will be adopted by the Company April 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 apply to our financial position and results of operations for the fiscal year ended March 31, 2007 and did not have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its financial position, cash flows, and results of operations.

        A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bears interest at variable interest rates. A 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $78,000 at the variable-rate outstanding level of debt at March 31, 2007.

        In addition, the Company is exposed to foreign rate changes of the British Pound and Euro as it impacts the net asset value of its subsidiaries located in the United Kingdom and Germany. The Company believes that the exposure to foreign currency translation and transaction gains or losses is minimal.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended March 31, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended March 31, 2007 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls

        During the fiscal year ended March 31, 2006, we determined that there were two material weaknesses in the design or operation of internal controls over financial reporting. During the fiscal year ended March 31, 2007, the Company instituted new policies and took certain steps to remediate those weaknesses.

        There has not been any significant change in our internal control over financial reporting identified in connection with the evaluation that occurred during the fiscal year ended March 31, 2007 other than described above, that has materially affected, or is reasonably likely to materially affect, those controls.

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

ITEM 9B.     OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2007 fiscal year.

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

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2007 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2007 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2007 fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2007 fiscal year.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements, and related notes thereto, of MTS with the independent auditors’ report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 55 of this report.

2.	Schedules not listed in the Index to Financial Statements have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	For Exhibits, see Item 15(b) below.

(b)	List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of, or incorporated by reference into this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

MTS MEDICATION TECHNOLOGIES, INC.

        All other schedules are omitted since the required information is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders MTS
Medication Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of MTS Medication Technologies, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Medication Technologies, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective April 1, 2006.

/s/ GRANT THORNTON LLP
Tampa, Florida
June 28, 2007

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006
(In Thousands)

ASSETS

	2007	2006

Current Assets:
Cash	$292	$447
Accounts Receivable, Net	9,194	7,148
Inventories, Net	5,767	5,279
Prepaids and Other	926	359
Deferred Tax Asset	271	1,277

Total Current Assets	16,450	14,510

Property and Equipment, Net	5,344	5,015
Goodwill	740	480
Other Intangible Assets, Net	808	467
Other Assets, Net	2,507	2,610

Total Assets	$25,849	$23,082

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$7,024	$5,589
Current Maturities of Long-Term Debt	2,447	698
Current Maturities of Related Party Note Payable	328	308

Total Current Liabilities	9,799	6,595

Long-Term Debt, Less Current Maturities	5,395	2,727
Related Party Note Payable, Less Current Maturities	106	434
Other Liabilities	283	317
Deferred Tax Liability	553	576

Total Liabilities	16,136	10,649

Stockholders' Equity:
Preferred Stock	–	2
Common Stock	62	60
Capital In Excess of Par Value	8,736	13,887
Accumulated Other Comprehensive Income	254	91
Retained Earnings (Accumulated Deficit)	989	(1,279)
Treasury Stock	(328)	(328)

Total Stockholders' Equity	9,713	12,433

Total Liabilities and Stockholders' Equity	$25,849	$23,082

        The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(In Thousands; Except Earnings Per Share Amounts)

	2007	2006	2005

Net Sales	$51,095	$42,522	$40,224

Costs and Expenses:
Cost of Sales	31,736	26,311	24,841
Selling, General and Administrative	12,461	10,711	9,697
Depreciation and Amortization	2,354	2,332	1,912

Total Costs and Expenses	46,551	39,354	36,450

Operating Income	4,544	3,168	3,774

Other Expenses (Income):
Interest Expense	372	322	613
Amortization of:
Financing Costs	–	–	500
Original Issue Discount	–	–	803
Other Income	–	–	(400)

Total Other Expenses	372	322	1,516

Income Before Taxes	4,172	2,846	2,258

Income Tax Expense	1,641	1,194	964

Net Income	2,531	1,652	1,294

Convertible Preferred Stock Dividends	151	222	220

Constructive Dividend Related to Redemption of Convertible Preferred Stock	4,504	–	–

Net (Loss) Income Available to Common Stockholders	$(2,124)	$1,430	$1,074

Net (Loss) Income Per Basic Common Share	$(0.35)	$0.24	$0.19

Net (Loss) Income Per Diluted Common Share	$(0.35)	$0.23	$0.18

        The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(In Thousands; Except Shares)

	Preferred Stock		Common Stock		Capital	Accumulated	Retained
	$.001 Par Value		$.01 Par Value		In Excess	Other	Earnings			Total
					of Par	Comprehensive	(Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Deficit)	Shares	Stock	Equity

Balance March 31, 2004	2,000	$2	4,863,180	$49	$12,345	$81	$(4,225)	(60)	$(328)	$7,924
Tax Benefit of Stock Option Exercises					506					506
Exercise of Stock Options and Warrants			923,100	9	642					651
Stock Grants Issued			50,000	1	351					352
Acceleration of Option Vesting					10					10
Convertible Preferred Stock Dividends					(220)					(220)
Comprehensive Income:
Net Income							1,294			1,294
Foreign Currency Translation Adjustment						71				71
Total Comprehensive Income										1,365

Balance March 31, 2005	2,000	$2	5,836,280	$59	$13,634	$152	$(2,931)	(60)	$(328)	$10,588

Tax Benefit of Stock Option Exercises					187					187
Exercise of Stock Options and Warrants			175,785	1	259					260
Stock Grants Issued			5,000	–	29					29
Convertible Preferred Stock Dividends					(222)					(222)
Comprehensive Income:
Net Income							1,652			1,652
Foreign Currency Translation Adjustment						(61)				(61)
Total Comprehensive Income										1,591

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	$(1,279)	(60)	$(328)	$12,433

Tax Benefit of Stock Option Exercises					212					212
Exercise of Stock Options			221,600	2	860					862
Stock Grants Issued			5,000	–	31					31
Share-Based Compensation					115					115
Redemption of Preferred Stock	(2,000)	(2)			(6,218)		(263)			(6,483)
Convertible Preferred Stock Dividends					(151)					(151)
Comprehensive Income:
Net Income							2,531			2,531
Foreign Currency Translation Adjustment						163				163
Total Comprehensive Income										2,694

Balance March 31, 2007	–	$–	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	2007	2006	2005

Operating Activities
Net Income	$2,531	$1,652	$1,294
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,354	2,332	1,912
Amortization of Deferred Financing Costs	–	–	500
Tax Benefit of Options Exercised	(212)	–	–
Deferred Income Taxes	823	1,033	953
Amortization of Original Issue Discount	–	–	803
Product Development Costs Written Off	–	187	–
Restricted Stock Grant Awarded	31	29	352
Acceleration of Option Vesting	–	–	10
Share-Based Compensation	115	–	–
Amortization of Lease Incentive	(33)	(33)	(17)
Lease Incentive Received	–	–	400
Loss on Disposal of Equipment	17	67	–
Changes in Assets and Liabilities, Net of Acquisitions:
Accounts Receivable	(1,810)	210	(160)
Inventories	(244)	(213)	(1,075)
Prepaids and Other	(558)	(271)	340
Accounts Payable and Other Accrued Liabilities	1,449	1,004	(339)

Total Adjustments	1,932	4,345	3,679

Net Cash Provided by Operating Activities	4,463	5,997	4,973

Investing Activities
Expended for Acquisition of Businesses Net of Cash Acquired	(453)	(1,201)	–
Expended for Property and Equipment	(1,831)	(1,054)	(1,952)
Expended for Product Development	(511)	(546)	(606)
Expended for Patents and Other Assets	(167)	(50)	(77)
Proceeds from Sale of Property and Equipment	4	–	–

Net Cash Used by Investing Activities	(2,958)	(2,851)	(2,635)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,259)	(440)	(721)
Payments on Related Party Note Payable	(308)	(289)	(227)
Paydowns on Revolving Line of Credit	(46,781)	(43,656)	(45,038)
Advances on Revolving Line of Credit	46,027	41,341	46,380
Expended for Financing Costs	(30)	(26)	(106)
Payments on Subordinated Notes	–	–	(4,000)
Borrowing on Term Loans	6,400	–	1,200
Tax Benefit of Options Exercised	212	–	–
Proceeds from Exercise of Stock Options	862	260	653
Dividends on Convertible Preferred Stock	(151)	(222)	(220)
Redemption of Preferred Stock	(6,483)	–	–

Net Cash Used by Financing Activities	(1,511)	(3,032)	(2,079)

Effect of Exchange Rate Changes on Cash	(149)	(40)	55

Net (Decrease) Increase in Cash	(155)	74	314
Cash at Beginning of Period	447	373	59

Cash at End of Period	$292	$447	$373

        The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND INFORMATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”), BAF Printers, Ltd. (“BAF”) and Consilio, GmbH (“Consilio”).

        MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and packaging equipment in its own facilities and also uses third parties to manufacture packaging equipment. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTS in the United Kingdom. In February 2006, the Company acquired BAF, a United Kingdom based manufacturer of bags and labels for pharmacies. In February 2007, the Company acquired Consilio, a distributor of consumable packages in Germany.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited, BAF and Consilio. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2007 and 2006, the Company’s cash includes the United States dollar equivalent of approximately $292,000 and $447,000, respectively, maintained in banks primarily in the United Kingdom. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of March 31, 2007 and 2006, the Company established an inventory valuation allowance of approximately $340,000 and $192,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided for in the machine sales agreements with its customers. The warranty period is generally for a six-month period. Warranty and service costs incurred during the periods ended March 31, 2007, 2006 and 2005 totaled approximately $416,000, $310,000 and $224,000, respectively. The reserve is an estimate based on historical trends, the number of machines under warranty, the cost of replacement parts and the expected reliability of the Company’s products. Warranty and service costs are charged against the accrual when incurred.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $1,522,000, $1,502,000 and $1,340,000 for fiscal years 2007, 2006 and 2005, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

        There were two customers whose sales accounted for approximately 23%, 22% and 23% of net sales for fiscal years 2007, 2006 and 2005, respectively.

Accounts Receivable

        Accounts receivable includes amounts due from insurance companies for claims made pursuant to the reinsurance policies in effect for the self-insurance medical health benefit plan and trade accounts receivable.

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The invoiced amounts generally include any taxes due to various states that the Company collects from the customer and remits to the appropriate state. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company continually estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of March 31, 2007 and 2006, the Company has established an allowance for doubtful accounts of approximately $149,000 and $236,000, respectively, to account for estimated uncollectible accounts.

Property and Equipment

        Property and equipment are recorded at cost. Additions to, and major improvements of, property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment is sold or retired, the applicable cost and accumulated depreciation is eliminated from the accounts and any gain or loss is recorded. Depreciation of property and equipment is calculated using the straight-line method based upon the assets’ estimated useful lives, which are generally three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the remaining term of the lease. The Company uses accelerated methods of depreciation for tax purposes.

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $663,000, $432,000 and $139,000 in research and development costs during fiscal years 2007, 2006 and 2005, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company initially classifies the construction costs of the first units produced for commercial use as product development costs prior to transferring certain of these costs to inventory. The Company capitalized approximately $511,000, $546,000 and $606,000 of product development costs during the years ended March 31, 2007, 2006 and 2005, respectively.

        All remaining product development costs are generally amortized on a straight-line basis over a five (5) year period, the estimated useful life of the related asset. Amortization expense related to product development costs was approximately $502,000, $468,000 and $362,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

        At March 31, 2007 and 2006, the Company’s capitalized product development costs, includes its OnDemand system, which represents $2,648,000 and $2,601,000, respectively, of the total gross capitalized product development costs. During the year ended March 31, 2007 and 2006, the Company sold eight (8) and four (4) OnDemand systems, respectively.

Other Assets – Patents

        Other assets, primarily patents, are carried at cost less accumulated amortization. The cost of patents represents amounts paid to third parties, including legal costs associated with successfully defending or obtaining the patents. Amortization is being calculated on a straight-line basis over a three-year to seventeen-year period, the estimated useful life of the related asset.

Goodwill and Other Intangible Assets

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly will not amortize goodwill, but will annually review it for impairment. Other intangible assets acquired in the BAF and Consilio acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss may be recognized based on a discounted cash flow analysis. There were no impairment losses in 2007, 2006 and 2005.

Earnings Per Share

        Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method and the “if converted” method as it relates to the outstanding convertible preferred stock prior to redemption.

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

Share-Based Compensation

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. At March 31, 2007, the Company had 2,100,000 shares of common stock authorized for awards of share-based compensation under its Stock Incentive Plan (the “Plan”). As of March 31, 2007, options to purchase 763,250 shares were outstanding and there were no options available for issuance under the Plan.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”). Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123R under the modified prospective transition method and, consequently, prior period results have not been restated. Under this transition method, in fiscal 2007, the Company’s reported share-based compensation expense includes expense related to share-based compensation awards granted subsequent to April 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R, as well as any unrecognized compensation expense related to non-vested awards that were outstanding as of the date of adoption. Prior to April 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee share-based compensation and applied FAS No. 123 “Accounting for Stock Issued to Employees” (“FAS No. 123”) for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and compensation expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of share-based compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the share-based compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, share-based compensation expense could be materially different from what has been recorded in the current period.

        For the year ended March 31, 2007, the Company recorded approximately $146,000 of pre-tax share-based compensation expense under FAS No. 123R, in selling and administrative expense in the Consolidated Statement of Earnings. This expense was offset by approximately $47,000 of tax benefits for non-qualified share–based compensation.

Stock Options and Restricted Stock

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123R:

Restricted Stock Awards – The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the years ended March 31, 2007, 2006 and 2005, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $31,000 ($19,000 net of tax) during the year ended March 31, 2007 and approximately $29,000 ($18,000 net of tax) during the years ended March 31, 2006 and 2005 based on the fair value of the shares at the date of grant.

Stock Options and Warrants – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately, however, the Company has granted options that vest over three years. The Company granted 21,750 options to members of the Board of Directors during the year ended March 31, 2007. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants.

The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of March 31, 2007, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the year ended March 31, 2007.

        During the year ended March 31, 2007, the Company received approximately $862,000 in cash from stock option exercises. A tax benefit of approximately $212,000 was recorded in the statement of changes in stockholders’ equity. As of March 31, 2007, the Company has unrecognized compensation cost of approximately $19,000 expected to be recognized over the next three years for share-based awards granted.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

Recent Accounting Pronouncements

        In July 2006, FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109. Interpretation 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on April 1, 2007. The Company is in the process of finalizing its analysis and believes that the adoption of Interpretation 48 will result in an adjustment to reduce retained earnings and increase liabilities by at least $400,000.

        In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after February 1, 2007 and will be adopted by the Company on April 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 apply to our financial position and results of operations for the fiscal year ended March 31, 2007 and did not have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its financial position, cash flows, and results of operations.

        A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Foreign Currency Transactions and Translation

        For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. Foreign currency gains for the year ended March 31, 2007 were approximately $135,000. Foreign currency gains for the years ended March 31, 2006 and 2005 were not significant to the consolidated results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

        Accounts receivable are shown net of an allowance for doubtful accounts of $149,000 and $236,000 at March 31, 2007 and 2006, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31, 2007	March 31, 2006

	(In Thousands)
Beginning Balance	$236	$199
Provision for Doubtful Accounts and Charge-Offs	(87)	37

Ending Balance	$149	$236

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk – The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2007 and 2006, three customers comprised approximately 18% and 17%, respectively, of the total outstanding accounts receivable, and one of those customers represented 8% for both years, of the total outstanding accounts receivable.

NOTE 4 – INVENTORIES

        Inventories consist of the following:

	March 31, 2007	March 31, 2006

	(In Thousands)
Raw Material	$2,678	$2,195
Finished Goods and Work In Progress	3,429	3,276
Less: Inventory Valuation Allowance	(340)	(192)

	$5,767	$5,279

        The changes in the inventory valuation allowance are summarized as follows:

	March 31, 2007	March 31, 2006

	(In Thousands)
Beginning Balance	$192	$205
Provision for Obsolescence	307	174
Charge-Offs	(159)	(187)

Ending Balance	$340	$192

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 5 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31, 2007	March 31, 2006

	(In Thousands)
Property and Equipment	$10,740	$9,133
Leasehold Improvements	1,024	883

	11,764	10,016
Less Accumulated Depreciation and Amortization	(6,420)	(5,001)

	$5,344	$5,015

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $1,538,000, $1,565,000 and $1,242,000 for fiscal years ending March 31, 2007, 2006 and 2005, respectively.

        The Company performed a physical inventory of its property and equipment during the fiscal year ending March 31, 2006, which resulted in $399,000 of additional depreciation expense.

NOTE 6 – OTHER ASSETS AND OTHER INTANGIBLE ASSETS

        Other assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2007	2006

		(In Thousands)

Product Development	3 – 5	$3,760	$3,243
Less: Accumulated Amortization		(2,205)	(1,703)

		$1,555	$1,540

Patents	5 – 17	$2,639	$2,472
Less: Accumulated Amortization		(1,831)	(1,573)

		$808	$899

Financing Costs	3 – 5	$162	$132
Less: Accumulated Amortization		(120)	(64)

		$42	$68

Other		$102	$103

Total Other Assets, Net		$2,507	$2,610

        All of the Company’s other assets are pledged as collateral on bank notes.

        The following is a schedule by year for the amortization of patents:

(In Thousands)

2008 ...........................................................	$305
2009 ...........................................................	$125
2010 ...........................................................	$31
2011 ...........................................................	$31
2012 ...........................................................	$31
Thereafter .................................................	$285

        Patent amortization expense was approximately $258,000, $260,000 and $288,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

        Other intangible assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2007	2006

		(In Thousands)

Customer Relationship	15	$751	$421
Less: Accumulated Amortization		(37)	(3)

		$714	$418

Non-Compete	2 – 7	$106	$50
Less: Accumulated Amortization		(12)	(1)

		$94	$49

Total Other Intangible Assets, Net		$808	$467

        The following is a schedule by year for the amortization of other intangible assets:

(In Thousands)

2008 ...........................................................	$83
2009 ...........................................................	$80
2010 ...........................................................	$58
2011 ...........................................................	$58
2012 ...........................................................	$58
Thereafter .................................................	$471

        Amortization expense for other intangible assets was approximately $45,000, $4,000 and $0 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	March 31, 2007	March 31, 2006

	(In Thousands)

Accounts Payable/Trade	$3,478	$2,783
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	1,164	1,053
Income, Franchise and Sales Taxes	675	395
Other	1,707	1,358

	$7,024	$5,589

        Accounts payable trade includes outstanding checks of approximately $1,095,000 and $618,000 as of March 31, 2007 and 2006, respectively.

NOTE 8 – LONG-TERM DEBT AND RELATED PARTY NOTE PAYABLE

        Long-term debt consists of the following:

	March 31,	March 31,
	2007	2006

	(In Thousands)

Term loan payable in monthly installments of $178,000 through June 2009 and one final installment of $1,067,000 in July 2009 plus interest at 0.75% above the prime rate (9.0% at March 31, 2007).	$5,867	$–

Revolving line of credit due July 2009 plus interest payable monthly at the prime rate (8.25% at March 31, 2007).	1,557	2,310

Term loan payable in graduated monthly installments of $32,000 – $52,000 plus interest at 0.50% above the prime rate (8.75% at March 31, 2007) through July 2007.	208	752

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	434	742

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	210	349

Other Notes and Agreements	–	14

Total Long-Term Debt	8,276	4,167

Less Current Portion (including $328,000 and $308,000, respectively due to a related party).	(2,775)	(1,006)

Long-Term Debt Due After One Year	$5,501	$3,161

        The note payable to a related party results from amounts due to the Siegel Family Trust (“Trust”) pursuant to an asset purchase agreement between the Company and the Trust that was entered into in 2003 to purchase rights to certain proprietary technology.

        In December 2006, the Company and its secured lender entered into an amendment to its loan and security agreement. The amendment provided, among other things, for a $6.4 million term loan. In addition, the amendment extended the maturity date of the revolving credit note to July 2009 and reduced the maximum amount eligible to be borrowed from $8,500,000 to $5,000,000.

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. There was approximately $1.6 million borrowed and an additional $3.4 million available on the Company’s revolving line of credit at March 31, 2007 based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth, debt service coverage ratios and total debt to EBITDA ratios. In addition, certain provisions limit the amount of annual capital expenditures and require lender approval for certain matters. The Company was in compliance with all provisions of the loan agreements as of March 31, 2007.

        At March 31, 2007, the Company also had a $1,000,000 line of credit available for purchases of equipment. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at March 31, 2007 or 2006.

        The following is a schedule by year of the regularly scheduled principal payments required on the notes payable and long-term debts as of March 31, 2007:

(In Thousands)

2008 ...........................................................	$2,775
2009 ...........................................................	$2,308
2010 ...........................................................	$3,193

        Interest expense for the years ended March 31, 2007, 2006 and 2005 amounted to approximately $372,000, $322,000 and $613,000, respectively, of which $38,000, $56,000 and $74,000, respectively, represent related party interest.

NOTE 9 – LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2007.

(In Thousands)

2008 ...........................................................	$1,012
2009 ...........................................................	$871
2010 ...........................................................	$835
2011 ...........................................................	$827
2012 ...........................................................	$824
Thereafter .................................................	$3,689

        The Company currently leases approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, Suite 800, St. Petersburg, Florida. The lease term is for 12 years ending September 30, 2016. The Company’s corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $62,000 plus tax and increase to $80,000 plus tax in the final year. In addition, The Company is obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement No. 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on the Company’s balance sheet. The amount of this liability was $319,000 and $237,000 at March 31, 2007 and 2006, respectively.

        In addition, the Company was paid $400,000 by its landlord when the lease was executed. This payment was provided as an incentive to enter into the lease. The amount is recorded as a long-term liability on the balance sheet and is being amortized as a reduction of rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,200 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease expires on March 31, 2008.

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

        Rent expense amounted to approximately $1,258,000, $1,134,000 and $788,000 for the years ended March 31, 2007, 2006 and 2005 respectively.

NOTE 10 – ACQUISITIONS

        In February 2007, the Company acquired all of the outstanding shares of Consilio. The acquisition was made to assist the Company with its plans to introduce its products into Germany. The total purchase price of the acquisition was $733,000 and included $331,000 of cash paid, $252,000 of assumed liabilities and $150,000 of transaction fees and expenses.

        In addition, the Company may pay an additional $390,000 over the next five (5) years if the operations of Consilio meet certain financial performance objectives. The acquisition was accounted for under the purchase method of accounting and accordingly, the amount paid at closing was allocated based on the fair value of the assets acquired and liabilities assumed. The amount of contingent consideration that may be payable has not been recorded because of the uncertainty as to whether the amount will ultimately be paid. However, the Company would record any future payment or accrual of contingent consideration as an adjustment to goodwill.

        The purchase price was allocated as follows:

Current Assets	$172,000
Property and Equipment	17,000
Goodwill	200,000
Customer Relationship	272,000
Non-Compete Agreement	49,000
Other	23,000

$733,000

        The amount of the purchase price that was allocated to other intangible assets will be amortized over a period of fifteen (15) years for the customer relationships and two (2) years for the non-competition agreements. The amount of amortization expense that is expected to be recorded in each of the next five (5) years is approximately $42,000 assuming a weighted average amortization period of 13 years. The goodwill is attributable to the general reputation of the business and the collective experience of management and employees. Any impairment charges related to goodwill and any amortization of other intangibles will not be deductible for tax purposes.

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

        The results of Consilio during the period February 6, 2007 to March 31, 2007 have been included in the Company’s consolidated statement of operations. The pro-forma results of Consilio are not material for purpose of presentation in the footnotes.

        The purchase price was allocated as follows:

Current Assets	$745,000
Property and Equipment	641,000
Goodwill	480,000
Customer Relationship	417,000
Non-Compete Agreement	50,000
Other	16,000

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

        The results of BAF during the period February 22, 2006 to March 31, 2007 have been included in the Company’s Consolidated Statements of Operation.

        The amount of the purchase price that was allocated to other intangible assets will be amortized over a period of seven (7) years for the non-compete agreements and fifteen (15) years for the customer relationship intangible. The amount of amortization expense that is expected to be recorded in each of the next five (5) years is approximately $35,000. The goodwill is attributable to the general reputation of the business and the collective experience of management and employees. Any impairment charges related to goodwill and any amortization of other intangibles will not be deductible for tax purposes.

NOTE 11 – 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan (the “Plan”). The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2007, 2006 and 2005, the Company made matching contributions of approximately $40,000, $54,000 and $42,000, respectively, to the Plan.

NOTE 12 – SELF INSURANCE PLAN

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2007, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $943,000. Reinsurance limits for the fiscal year ending March 31, 2008 remained at $100,000 per participant and increased to $1,039,000 in the aggregate. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $95,000 and $90,000 at March 31, 2007 and 2006, respectively, for all unpaid claims incurred and reported during fiscal year 2007 and an estimate of claims incurred during fiscal year 2007 that have not been reported as of March 31, 2007. Self insured medical claims costs incurred during the periods ended March 31, 2007, 2006 and 2005 totaled approximately $885,000, $469,000 and $591,000, respectively. During the year ended March 31, 2007, the Company incurred claims that exceeded the $100,000 limit per participant, and as a result received $48,000 in reimbursements from the insurance carrier and expect to receive an additional $101,000 during the subsequent fiscal year.

NOTE 13 – TAXES

        The components of income tax expense is as follows:

	Years Ended March 31,

	2007	2006	2005

	(In Thousands)

Current Income Taxes	$914	$161	$11
Deferred Income Taxes (Principally related to the use of the tax loss carryforward)	727	1,033	953

Income Tax Expense	$1,641	$1,194	$964

        Total income tax expense for 2007, 2006 and 2005 resulted in effective tax rates of 39.3%, 42.0% and 42.7%, respectively. The differences between these effective tax rates and the United States statutory rate are as follows:

	Years Ended March 31,

	2007	2006	2005

	(In Thousands)

Tax Expense at United States Statutory Rate	34.0%	34.0%	$34.0%
State Income Tax, Net	4.0%	3.9%	4.5%
Provision for State Tax Uncertainties	–	3.4%	–
Other Items	1.3%	0.7%	3.4%

	39.3%	42.0%	42.7%

        Although the Company has operations in foreign countries, to date, there has been no material taxable income attributable to those operations in the foreign countries.

        Deferred taxes consist of the following:

	March 31, 2007	March 31, 2006

	(In Thousands)

Current:
Deferred Tax Assets:
Tax Loss Carryforward	$–	$827
Reserves and Provisions	124	310
Inventory Valuation Allowance	101	57
Allowance for Doubtful Accounts	46	83

Current Deferred Tax Assets, Net	271	1,277

Noncurrent:
Deferred Tax Assets:
Reserves and Provisions	185	167

Noncurrent Deferred Tax Asset	185	167

Deferred Tax Liability:
Depreciation / Amortization	(738)	(743)

Noncurrent Deferred Tax Liability	(738)	(743)

Noncurrent Deferred Tax Liability, Net	(553)	(576)

Net Deferred Tax Liability	$(282)	$701

NOTE 14 – STOCKHOLDERS’ EQUITY

        Stockholders’ Equity consists of the following:

	March 31, 2007	March 31, 2006	March 31, 2005
Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000	10,000;
Issued Shares	–	2,000	2,000
Outstanding Shares	–	2,000	2,000

	March 31, 2007	March 31, 2006	March 31, 2005
Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000	25,000,000
Outstanding Shares	6,243,605	6,017,005	5,836,160
Issued Shares	6,243,665	6,017,065	5,836,220

Series A Convertible Participating Preferred Stock

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

        The Company recorded a constructive dividend of approximately $4.5 million, or $0.74 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by the Company’s secured lender.

Stock Options

        MTS Medication Technologies, Inc. Stock Incentive Plan (the “Plan”) provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 2,100,000 shares of common stock are reserved for issuance under the Plan. As of March 31, 2007, options to purchase 763,250 shares were outstanding and there were no options available for issuance under the Plan.

        Incentive stock options generally contain terms that provide for vesting over a period of three to five years and expire at the time the recipient ceases to be employed by the Company or ten years, whichever occurs first, however, options granted in the fiscal year ended March 31, 2006 vested on the grant date.

        In connection with the exercise of options under the Company’s Stock Incentive Plan, during the fiscal years ended March 31, 2007 and 2006, tax benefits to the Company of $212,000 and $187,000, respectively, were recorded as additional paid in capital.

        Activity related to options is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2004	1,171,300	$0.48	-	$15.95	$2.38
Granted in Fiscal 2005:
Officers and Directors	275,000	$5.65	-	$6.55	$6.45
Employees	160,000	$6.50	-	$6.55	$6.54
Options Exercised	(356,583)	$1.45	-	$4.55	$1.90
Options Expired	(156,917)	$1.50	-	$15.95	$2.36

Outstanding at March 31, 2005	1,092,800	$0.48	-	$15.00	$4.07
Granted in Fiscal 2006:
Officers and Directors	5,000	$5.80			$5.80
Employees	220,000	$5.60	-	$6.55	$5.95
Options Exercised	(93,900)	$0.48	-	$6.55	$2.29
Options Expired	(175,300)	$2.50	-	$15.00	$6.47

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23
Granted in Fiscal 2007:
Officers and Directors	21,750			$7.03	$7.03
Employees	7,500	$7.95	-	$10.44	$8.78
Options Exercised	(221,600)	$1.50	-	$7.03	$3.70
Options Expired	(93,000)	$1.85	-	$12.45	$5.81

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	238,500	4.0	$1.55
$2.50 - $5.00	163,500	5.3	$3.45
$5.60 - $12.45	361,250	8.3	$6.43

Exercisable Shares

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	238,500	4.0	$1.55
$2.50 - $5.00	131,500	5.1	$3.32
$5.60 - $12.45	356,250	8.3	$6.41

        The options outstanding at March 31, 2007 expire on various dates commencing in October 2005 and ending in March 2014.

        At March 31, 2007, exercisable options had aggregate intrinsic values of approximately $5,038,000. At March 31, 2007, exercisable warrants had aggregate intrinsic values of approximately $55,000. At March 31, 2007, outstanding options had aggregate intrinsic values of approximately $5,284,000.

        Options exercised during the year ended March 31, 2007, had intrinsic values of approximately $1,628,000. The Company granted 21,750 options to the members of the Board of Directors during the year ended March 31, 2007. The weighted average grant date fair value for options issued during the year ended March 31, 2007, 2006 and 2005 was $4.36, $3.65 and $4.44, respectively. The weighted average grant date fair value of the Company’s options to which share-based compensation expense was recognized during the year ended March 31, 2007 was $4.02. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended March 31,

	2007	2006	2005

Expected Dividend Yield (1)	N/A	N/A	N/A
Expected Stock Price Volatility (2)	82%	94%	112%
Risk-Free Interest Rate (3)	5%	4%	3%
Expected Life in Years (4)	3	3	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends on common stock in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on historical MTS common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options granted was based on the historical exercise patterns experienced by the Company.

        Reported net earnings for the years ended March 31, 2006 and 2005, adjusting for share-based compensation that would have been recognized if FAS No. 123R had been followed, is as follows:

	Year Ended March 31,

	2006	2005

	(In Thousands; Except Per Share Amounts)

Net Income Available to Common Stockholders as Reported	$1,430	$1,074

Add: Total share-based employee compensation programs recorded as expense, net of tax.	–	–
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects.	(988)	(2,087)

Pro Forma Net Income (Loss)	422	(1,013)

Net Income (Loss) per Common Share:
Basic - as reported	$0.24	$0.19
Basic - pro forma	$0.07	$(0.18)
Diluted - as reported	$0.23	$0.18
Diluted - pro forma	$0.09	$(0.18)

Weighted Average Share Outstanding - Basic	5,962	5,639
Weighted Average Share Outstanding - Diluted	7,190	7,129

NOTE 15 – EARNINGS PER SHARE

        Basic income per common share is computed by dividing net income available to common stockholders by the basic weighted average number of shares of common stock outstanding and any warrants outstanding that are exercisable at a de minimus amount. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

        The diluted net income per common share for the fiscal years ended March 31, 2007, 2006 and 2005 included the dilutive effect of 2,000 shares of convertible preferred stock which assumes conversion of the preferred stock using the “if converted” method. Under that method the convertible preferred shares are assumed to be converted to common shares (weighted for the number of days assumed to be outstanding during the period) and dividends associated with the preferred shares are added back to net income available to common stockholders. For purposes of the “if converted” calculation, 571,112 shares of common stock was assumed to be converted for the twelve months ended March 31, 2007, and 847,457 shares of common stock was assumed to be converted for the twelve months ended March 31, 2006 and 2005. Additionally, dividends of $150,944, $222,000 and $220,000 for the twelve months ended March 31, 2007, 2006 and 2005, respectively, were added back to net income available to common stockholders for purposes of calculating diluted earnings per share using this method.

        The following table sets forth the computation of income from continuing operations per basic and diluted common share:

	Year Ended March 31,

	2007	2006	2005

	(In Thousands, Except Earnings Per Share Amounts)
Numerator:

Net (Loss) Income Available to Common Stockholders	$(2,124)	$1,430	$1,074

Denominator:

Add:

Weighted Average Shares Outstanding - Basic	6,076	5,962	5,639

Effect of Dilutive Options and Warrants	–	381	643

Effect of Conversion of Convertible Preferred Stock into Common Stock	–	847	847

Weighted Average Shares Outstanding - Diluted	6,076	7,190	7,129

Net (Loss) Income Per Common Share - Basic	$(0.35)	$0.24	$0.19

Net (Loss) Income Per Common Share - Diluted	$(0.35)	$0.23	$0.18

        The effect of 8,500, 254,500 and 9,800 options were not included in the calculation of net income per diluted common share for fiscal years March 31, 2007, 2006 and 2005, respectively, as the effect would have been anti-dilutive.

        The effect of outstanding options, warrants and shares of common stock that could be issued upon conversion of the convertible preferred stock of approximately 1,001,000 shares have not been included in the calculation of the loss per common share for the fiscal year ended 2007 because the effect would have been anti-dilutive.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

        The Company has entered into certain agreements for the purchase of capital equipment, materials used to manufacture its products for resale and the outsourced manufacturing of products for resale as follows:

Capital equipment expected to be placed in service during the fiscal year ending March 31, 2008.	$2,122,000

Materials used for manufacture products for resale in the fiscal years ending March 31, 2008 and 2009.	$1,524,000

Outsourced manufacturing of products for resale during the fiscal years ending March 31, 2008 and 2009.	$8,962,000

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

        The Company has entered into certain agreements, which require the Company to potentially make certain payments to members of senior management in the event of a change in control of the Company or upon termination of employment. Also, the Company has entered into indemnification agreements with its directors and officers for certain events or occurrences that happen by reason of the fact that the officer or director is, was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that is considered adequate to cover its exposure.

NOTE 17 – SUBSEQUENT EVENT

        In May 2007, the Company entered into an agreement to sell its largest customer twenty-four (24) OnDemand machines and also provide ongoing maintenance and support services for the machines upon the completion of installation of the machines. The machines are expected to be delivered to the customer over an eighteen-month period commencing in July 2007. The revenue associated with the sale of the machines will be recognized at the time the customer accepts each machine after it has been installed and operating according to the performance specifications contained in the agreement. It is anticipated that the acceptance of the twenty-four (24) machines will occur at various times during the eighteen-month delivery period. The maintenance and support service agreements will begin at the time each machine is accepted. The agreement also contains terms that could result in rebates and/or penalties if certain events occur.

        The revenue associated with the sale of the machines will be approximately $13,000,000 - $14,000,000 over the term of the agreement and that the recurring revenue associated with the maintenance and support services will be approximately $992,000 annually once all twenty (24) machines are installed.

NOTE 18 – SEGMENT INFORMATION

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the United States and subsidiaries in the United Kingdom and Germany. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made and intercompany sales were recorded at values that approximate fair value exchanges between unrelated parties. Management evaluates the Company’s business performance on a geographic basis based upon the country in which the sales originates.

        Identifiable assets of the foreign subsidiaries are those assets related to the operations of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
2007
Sales to Unaffiliated Customers	$44,028	$6,931	$136	$–	$51,095
Intercompany Sales	$2,163	$–	$–	$(2,163)	$–
Operating Income	$4,436	$90	$12	$6	$4,544
Identifiable Assets	$20,598	$4,321	$802	$128	$25,849
Depreciation and Amortization	$2,147	$200	$7	$–	$2,354
Capital Expenditures	$1,773	$58	$–	$–	$1,831

2006
Sales to Unaffiliated Customers	$38,886	$3,636	$–	$–	$42,522
Intercompany Sales	$1,595	$–	$–	$(1,595)	$–
Operating Income	$3,089	$58	$–	$21	$3,168
Identifiable Assets	$18,895	$4,039	$–	$148	$23,082
Depreciation and Amortization	$2,247	$49	$–	$–	$2,296
Capital Expenditures	$1,047	$7	$–	$–	$1,054

2005
Sales to Unaffiliated Customers	$37,743	$2,481	$–	$–	$40,224
Intercompany Sales	$1,367	$–	$–	$(1,367)	$–
Operating Income	$3,732	$(87)	$–	$129	$3,774
Identifiable Assets	$21,076	$1,598	$–	$(268)	$22,406
Depreciation and Amortization	$1,864	$48	$–	$–	$1,912
Capital Expenditures	$1,932	$20	$–	$–	$1,952

        Sales to Canada have been included in the United States because they are not material.

        Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

NOTE 19 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006	2005

	(In Thousands)
Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$364	$327	$622

Cash Paid for Taxes	$597	$40	$61

Non-Cash Activities

        During the fiscal year ended March 31, 2007 and 2006, the Company reclassified the following:

		2007	2006

		(In Thousands)

1.	Machine rentals (to) from inventory to equipment	$(80)	$33
2.	Product development costs to equipment	$–	$61

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2007	MTS MEDICATION TECHNOLOGIES, INC.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	June 29, 2007
Todd E. Siegel	(principal executive officer)

/s/ Michael P. Conroy	Chief Financial Officer and Vice President	June 29, 2007
Michael P. Conroy	(principal financial officer)

/s/ Michael D. Stevenson	Chief Operating Officer	June 29, 2007
Michael D. Stevenson

/s/ Teresa Dunbar	Principal Accounting Officer and Controller	June 29, 2007
Teresa Dunbar

/s/ John Stanton	Director and Vice Chairman of the Board of Directors	June 29, 2007
John Stanton

/s/ Allen Braswell	Director	June 29, 2007
Allen Braswell

/s/ Irv I. Cohen	Director	June 29, 2007
Irv I. Cohen

/s/ David W. Kazarian	Director	June 29, 2007
David W. Kazarian

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Certificate of Designation of Series A Preferred Stock. (4)
3.5	Bylaws. (5)
4.1	Specimen Stock Certificate. (3)
4.2	See Exhibits 10.4-10.7; 10.10; 10.12-10.14; 10.18; and 10.23 for Instruments Defining the Rights of Security Holders.
10.1	Lease effective August 2, 1993 by and between C &C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio. (6)
10.2	Form of Director/Officer Indemnification Agreement (6)
10.3	Stock Option Plan dated March 4, 1997 (7)
10.4	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (8)
10.5	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc.(8)
10.6	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (8)
10.7	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (8)
10.8	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003. (9)
10.9	Subordination Agreement between Eureka I, L.P., LaSalle Business Credit, Inc., Medical Technology Systems, Inc., MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.10	Securities Purchase Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.11	Senior Subordinated Note between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.12	Registration Rights Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.13	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and JADE Partners dated June 26, 2002. (4)
10.14	Tag-Along Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and Todd E. Siegel dated June 26, 2002. (4)
10.15	Guarantor Security Agreement between Eureka I, L.P., MTS Packaging Systems, Inc., Medication Management Technology, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc., LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing dated June 26, 2002. (4)
10.16	Guaranty Agreement between Eureka I, L.P. Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.17	Securities Pledge Agreement between Eureka I, L.P., Medical Technology Systems, Inc. and LifeServ Technologies, Inc. dated June 26, 2002. (4)
10.18	Security Agreement between Eureka I, L.P., Medical Technology Systems, Inc. date June 26, 2002. (4)
10.19	Trademark Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.20	Trademark Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.21	Patent Security Agreement between Eureka I, L.P. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.22	Patent Security Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)

Exhibit No.	Description

10.23	Warrant Agreement between Eureka I, L.P. and Medical Technology Systems, Inc. dated June 26, 2002. (4)
10.24	Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.25	Term Note A between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.26	Term Note B between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.27	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002 (4)
10.28	Capex Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.29	Continuing Unconditional Guaranty between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.30	Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 26, 2002. (4)
10.31	Guarantor Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender, Medication Management Technologies, Inc., Clearwater Medical Services, Inc., Medical Technology Laboratories, Inc., Medication Management Systems, Inc., Systems Professionals, Inc., Cart-Ware, Inc., Vangard Pharmaceutical Packaging, Inc. LifeServ Technologies, Inc., Performance Pharmacy Systems, Inc., and MTS Sales & Marketing, Inc. dated June 26, 2002. (4)
10.32	First Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (10)
10.33	First Amendment to Securities Pledge Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated July 8, 2003. (10)
10.34	Continuing Unconditional Guarantee between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and MTS Packaging Systems International, Ltd. dated July 8, 2003. (10)
10.35	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (11)
10.36	Co-Marketing Agreement between Cardinal Health and Medical Technology Systems, Inc. dated May 13, 2004. (11)
10.37	Second Amendment to Loan and Security Agreement between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (11)
10.38	Term Note C between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (11)
10.39	Revolving Credit Note between LaSalle Business Credit, Inc. as Agent, Standard Federal Bank National Association Inc. as Lender and Medical Technology Systems, Inc. and MTS Packaging Systems, Inc. dated June 18, 2004. (11)
10.40	Employment Agreement between MTS Medication Technologies, Inc. and Michael D. Stevenson dated April 1, 2004. (12)

Exhibit No.	Description

10.41	Third Amendment to Loan and Security Agreement between LaSalle Business Credit, LLC, as Agent, LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (13)
10.42	Second Amendment to Securities Pledge Agreement between LaSalle Business Credit, LLC, as Agent, LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (13)
10.43	Continued Unconditional Guarantee between LaSalle Business Credit, LLC, as Agent LaSalle Bank Midwest National Associations, Lender, and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. dated February 22, 2006. (13)
10.44	Share Purchase Agreement between BAF, Ltd. and MTS Medication Technologies, International, Ltd. dated February 22, 2006 (14)
10.45	Sub-Lease of the Property between BAF, Ltd. and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (14)
10.46	Service Agreement between Angela Bond-Wallis and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (14)
10.47	Service Agreement between David Woods and MTS Medication Technologies, International, Ltd. dated February 22, 2006. (14)
10.49	Stock Redemption Agreement with Eureka I, L.P. to redeem convertible preferred stock held by Eureka dated November 13, 2006. (15)
10.50	Sale and Purchase Agreement for and Assignment of all the Issued Share Capital of CDH Consilio GmbH between MTS Medication Technologies, Limited and Dr. Anton F. Hasse and Mrs. Silvia Hasse dated February 6. 2007. (16)
10.51	Service Agreement between CDH Consilio, GmbH and Dr. Anton F. Hasse dated February 6, 2006. (16)
10.52	Fifth Amendment to Loan and Security Agreement, dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (16)
10.53	Third Amendment to Securities Pledge Agreement dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. (16)
10.54	Amendment, Ratification and Confirmation of Continuing Unconditional Guaranty dated January 31, 2007 between MTS Medication Technologies, Limited and LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association. (16)
10.55	Employment Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated February 9, 2007. (16)
21.1	List of Subsidiaries. (*)
23.1	Consent of Grant Thornton LLP dated June 28, 20075. (*)
31.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (SEC File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 No. 33-40678 filed with the Commission on May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 No 333-112212 filed with the Commission January 26, 2004.

Exhibit No.	Description

(4)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 2002, filed July 1, 2002.
(5)	Incorporated herein by reference to Form 8-K filed June 15, 2007.
(6)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for year ending March 31, 1995, filed July 13, 1995.
(7)	Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(8)	Incorporated herein by reference to Form 10-Q filed November 12, 1998 for quarter ending September 30, 1998.
(9)	Incorporated herein by reference to Form 10-Q filed August 15, 2003 for quarter ending June 30, 2003.
(10)	Incorporated herein by reference to Form 10-Q filed November 13, 2003 for quarter ending September 30, 2003.
(11)	Incorporated herein by reference to Form 10-K filed June 29, 2004 for year ending March 31, 2004.
(12)	Incorporated herein by reference to Form 8-K filed September 10, 2004.
(13)	Incorporated herein by reference to Form 8-K filed February 22, 2006.
(14)	Incorporated herein by reference to Form 10-K filed July 6, 2006.
(15)	Incorporated herein by reference to Form 10-Q filed November 14, 2006.
(16)	Incorporated herein by reference to Form 10-Q filed February 14, 2007
(*)	Filed herein.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated June 28, 2007, accompanying the consolidated financial statements included in the Annual Report of MTS Medication Technologies, Inc. and Subsidiaries on Form 10-K for the year ended March 31, 2007. We hereby consent to the incorporation by reference of said report in the Registration Statements of MTS Medication Technologies, Inc. and Subsidiaries on Form S-3 (File No. 333-112212, effective February 6, 2004) and on Form S-8 (File No. 333-56384, effective March 1, 2001).

/s/ GRANT THORNTON LLP
Tampa, Florida
June 28, 2007

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2007	By:	/s/ Todd E. Siegel
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 29, 2007	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 29, 2007

/s/Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 29, 2007

/s/Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer