Form 10-Q
period 2007-06-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2007-08-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2007

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

             As of August 13, 2007, the registrant had 6,274,965 shares of common stock, $.01 par value per share outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30, 2007	March 31, 2007

	(Unaudited)
Current Assets:
Cash	$615	$292
Restricted Cash	208	–
Accounts Receivable	8,441	9,194
Inventories	6,268	5,767
Prepaids and Other	1,978	926
Deferred Tax Asset	215	271

Total Current Assets	17,725	16,450

Property and Equipment	5,353	5,344
Goodwill	752	740
Other Intangible Assets	818	808
Other Assets	2,517	2,507

Total Assets	$27,165	$25,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$7,890	$7,024
Current Maturities of Long-Term Debt	2,288	2,447
Current Maturities of Related Party Note Payable	333	328

Total Current Liabilities	10,511	9,799

Long-Term Debt, Less Current Maturities	5,273	5,395
Related Party Note Payable, Less Current Maturities	21	106
Other Liabilities	990	283
Deferred Tax Liability	559	553

Total Liabilities	17,354	16,136

Stockholders' Equity:
Common Stock	63	62
Capital In Excess of Par Value	8,957	8,736
Accumulated Other Comprehensive Income	297	254
Retained Earnings	822	989
Treasury Stock	(328)	(328)

Total Stockholders' Equity	9,811	9,713

Total Liabilities and Stockholders' Equity	$27,165	$25,849

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,

	2007	2006

Net Sales	$14,820	$11,516

Costs and Expenses:
Cost of Sales	9,358	7,212
Selling, General and Administrative	3,822	2,963
Depreciation and Amortization	596	566

Total Costs and Expenses	13,776	10,741

Operating Income	1,044	775

Interest Expense	151	63

Income Before Taxes	893	712

Income Tax Expense	360	275

Net Income	533	437

Convertible Preferred Stock Dividends	–	56

Net Income Available to Common Stockholders	$533	$381

Net Income Per Common Share - Basic	$0.09	$0.06

Net Income Per Common Share - Diluted	$0.08	$0.06

Weighted Average Shares Outstanding - Basic	6,266	6,018

Weighted Average Shares Outstanding - Diluted	6,757	7,207

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2007
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital	Other				Total
			In Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	Income	Earnings	Shares	Stock	Equity

Balance March 31, 2007	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713
Cumulative Effect of Initial Application of FIN 48					(700)			(700)
Tax Benefit of Stock Option Exercises			69					69
Exercise of Stock Options	26,300	1	96					97
Stock Grants Issued	5,000		56					56
Comprehensive Income:
Net Income					533			533
Foreign Currency Translation Adjustment				43				43

Total Comprehensive Income								576

Balance June 30, 2007	6,274,965	$63	$8,957	$297	$822	(60)	$(328)	$9,811

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2007	2006

Operating Activities
Net Income Before Preferred Stock Dividends	$533	$437
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	588	558
Tax Benefit of Options Exercised	(69)	–
Deferred Income Taxes	56	275
Share-Based Compensation	56	35
Changes In Operating Assets and Liabilities:
Restricted Cash	(208)	–
Accounts Receivable	788	652
Inventories	(483)	(160)
Prepaids and Other	(1,052)	(176)
Accounts Payable and Other Accrued Liabilities	932	(333)

Total Adjustments	608	851

Net Cash Provided By Operating Activities	1,141	1,288

Investing Activities
Expended For Property and Equipment	(392)	(309)
Expended For Product Development	(198)	(130)

Net Cash Used By Investing Activities	(590)	(439)

Financing Activities
Payments On Notes Payable and Term Loans	(723)	(144)
Payments On Related Party Note Payable	(80)	(75)
Paydowns on Revolving Line of Credit	(13,772)	(11,270)
Advances on Revolving Line of Credit	14,212	10,828
Dividends On Convertible Preferred Stock	–	(56)
Tax Benefit of Options Exercised	69	–
Proceeds from Exercise of Stock Options	96	7

Net Cash Used By Financing Activities	(198)	(710)

Effect of Exchange Rate Changes On Cash	(30)	50
Net Increase In Cash	323	189
Cash at Beginning of Period	292	447

Cash at End of Period	$615	$636

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$159	$72
Cash Paid for Taxes	$279	$31
Non-Cash Activities:
Provision for Uncertain Tax Positions	$700	$–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2007

NOTE A – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies International™, Ltd. (“MTS Limited”), BAF Printers, Ltd. (“BAF”) and Consilio, GmbH (“Consilio”).

        MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and packaging equipment in its own facilities and also uses third parties to manufacture packaging equipment. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited distributes products for MTSP in the United Kingdom. In February 2006, the Company acquired BAF, a United Kingdom based manufacturer of bags and labels for pharmacies. In February 2007, the Company acquired Consilio, a distributor of consumable packages in Germany.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2007.

NOTE B – RESTRICTED CASH

        In May 2007, the Company entered into an agreement with its largest customer to sell On Demand machines. The machines are anticipated to be delivered to the customer over an eighteen month period. The agreement provides that certain deposits will be made by the customer that will ultimately be applied towards the purchase price of the machines. The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines. In June 2007 the customer provided the Company with a deposit of $1.4 million and the Company, in turn, provided a deposit of $1.2 million to it’s outsourced manufacturer of the machines. The remaining cash is held in a separate bank account to be used to fund future costs associated with the manufacture of the machines and has been recorded as restricted cash.

        The agreement further provides that in the event the Company does not deliver the machines or the machines do not meet the acceptance criteria contained in the agreement, the customer will be entitled to a full refund of the deposit. Although the Company currently believes that the machines will ultimately be delivered and accepted by the customer and the associated revenue will be recognized at that time, the deposit received from the customer has been recorded as a customer deposit in accrued liabilities since it is fully refundable if acceptance criteria are not met. The deposit that was provided to the manufacturer of the machines will ultimately be applied towards the purchase of the machines from the manufacturer and is only refundable to the extent that costs have not been incurred to manufacture machines and has been recorded as a prepaid asset.

NOTE C – INVENTORIES

        The components of inventory consists of the following:

	June 30, 2007	March 31, 2007

	(In Thousands)

Raw Materials	$3,202	$2,678
Finished Goods and Work in Progress	3,440	3,429
Less: Inventory Valuation Allowance	(374)	(340)

	$6,268	$5,767

NOTE D – EARNINGS PER SHARE

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended June 30,

	2007	2006

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income Before Preferred Stock Dividends	$533	$437

Convertible Preferred Stock Dividends	–	(56)

Net Income Available to Common Stockholders	$533	$381

Denominator:

Weighted Average Shares Outstanding – Basic	6,266	6,018

Add: Effect of Dilutive Warrants and Options	491	342

Effect of Conversion of Convertible Preferred Stock into Common Stock	–	847

Weighted Average Shares Outstanding – Diluted	6,757	7,207

Net Income Per Common Share – Basic	$0.09	$0.06

Net Income Per Common Share – Diluted	$0.08	$0.06

        The effect of 6,000 and 249,000 options were not included in the calculation of net income per diluted common share for the three months ended June 30, 2007 and 2006, respectively, as the effect would have been anti-dilutive.

NOTE E – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (“the Plan”). As of June 30, 2007, options to purchase 724,950 shares were outstanding and there were no options available for issuance under the Plan.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS No. 123R”). The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123R:

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the three months ended June 30, 2007 and 2006, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $56,000 ($34,000 net of tax) during the three months ended June 30, 2007 and approximately $31,000 ($19,000 net of tax) during the three months ended June 30, 2006, based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately; however, the Company has historically granted options that vest over three- to five-year periods. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. No options were granted during the three months ended June 30, 2007 and 2006.

        The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of June 30, 2007, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the three months ended June 30, 2007.

        During the three months ended June 30, 2007, the Company received approximately $97,000 in cash from stock option exercises. A tax benefit of approximately $69,000 was recorded in the statement of changes in stockholders’ equity. As of June 30, 2007, the Company has unrecognized compensation cost of approximately $17,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the three months ended June 30, 2007 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27
Options Exercised	(26,300)	$1.50	-	$6.55	$3.60
Options Expired	(12,000)			$3.21	$3.21

Outstanding at June 30, 2007	724,950	$1.45	-	$12.45	$4.31

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	237,000	3.7	$1.55
$2.50 - $5.00	131,200	5.0	$3.53
$5.60 - $12.45	356,750	8.0	$6.43

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	237,000	3.7	$1.55
$2.50 - $5.00	91,200	4.4	$3.11
$5.60 - $12.45	351,750	8.0	$6.41

        The options outstanding at June 30, 2007 expire on various dates through March 2014.

        At June 30, 2007, exercisable options had aggregate intrinsic values of approximately $5,492,000. At June 30, 2007, exercisable warrants had aggregate intrinsic values of approximately $62,000. Options exercised during the three months ended June 30, 2007, had intrinsic values of approximately $209,000.

NOTE F – LONG-TERM DEBT

	June 30,	March 31,
	2007	2007

	(In Thousands)

Term loan payable in monthly installments of $178,000 through June 2009 and one final installment of $1,067,000 in July 2009 plus interest at 0.75% above the prime rate (9.0% at June 30, 2007).	$5,333	$5,867

Revolving line of credit due July 2009 plus interest payable monthly at the prime rate (8.25% at June 30, 2007).	1,997	1,557

Term loan payable in graduated monthly installments of $32,000 - $52,000 plus interest at 0.50% above the prime rate (8.75% at June 30, 2007) through July 2007.	52	208

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	354	434

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	179	210

Total Long-Term Debt	7,915	8,276

Less Current Portion (including $333,000 and $328,000, respectively due to a related party).	(2,621)	(2,775)

Long-Term Debt Due After One Year	$5,294	$5,501

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. There was approximately $2.0 million borrowed and an additional $3.0 million available on the Company’s revolving line of credit at June 30, 2007, based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth, debt service coverage ratios and total debt to EBITDA. In addition, capital expenditures are limited to certain amounts. The Company was in compliance with all provisions of the loan agreements as of June 30, 2007 and March 31, 2007.

        At June 30, 2007, the Company also had a $1.0 million line of credit available for purchases of equipment. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at June 30, 2007 or March 31, 2007.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

        The Company has entered into certain agreements, which require the Company to potentially make certain payments to members of senior management in the event of a change in control of the Company or upon termination of employment. Also, the Company has entered into indemnification agreements with its directors and officers for certain events or occurrences that effect the officer or director as a result of the officer or director serving in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that is considered adequate to cover its exposure.

NOTE H – STOCKHOLDERS’ EQUITY

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement. The Company recorded a constructive dividend of approximately $4.5 million, or $0.74 per diluted common share in December 2006, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of a term loan provided by the Company’s secured lender.

NOTE I – OTHER ASSETS

	Amortization Period	June 30,	March 31,
	(Years)	2007	2007

		(In Thousands)

Product Development	3 – 5	$3,958	$3,760
Less: Accumulated Amortization		(2,326)	(2,205)

		$1,632	$1,555

Patents	5 – 17	$2,639	$2,639
Less: Accumulated Amortization		(1,897)	(1,831)

		$742	$808

Financing Costs	3 – 5	$162	$162
Less: Accumulated Amortization		(134)	(120)

		$28	$42

Other		$115	$102

Total Other Assets, Net		$2,517	$2,507

        All of the Company's other assets are pledged as collateral on bank notes.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109 (“FIN 48”). FIN 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.

        The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on April 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, an additional $700,000 liability for uncertain tax positions was recorded as a decrease to the beginning balance of retained earnings. Included in the balance at April 1, 2007, are $841,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2007, we have $856,000 of unrecognized tax benefits that is recorded as a component of other liabilities. Approximately $141,000 of the total liability has been recorded as a current liability because the Company believes that this amount will be paid during the next twelve months.

        Interest and penalties related to uncertain tax positions are recorded as income tax expense. During the quarter ended June 30, 2007, approximately $15,000 of interest and penalties associated with uncertain tax positions, was recorded, which are included in the $856,000.

        In the jurisdictions in which the Company has operations, tax returns for various years from 1996 through 2006 are subject to examination.

        In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after February 1, 2007 and was adopted by the Company on April 1, 2007.

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

NOTE K – SEGMENT INFORMATION

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the United States and subsidiaries in the United Kingdom and Germany. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made and intercompany sales were recorded at values that management believes approximate fair value exchanges between unrelated parties. Management evaluates the Company’s business performance on a geographic basis.

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
Three Months Ended June 30, 2007
Sales to Unaffiliated Customers	$12,695	$1,860	$265	$–	$14,820
Intercompany Sales	$484	$–	$–	$(484)	$–
Operating Income	$818	$158	$69	$(1)	$1,044
Identifiable Assets	$21,556	$4,857	$884	$(132)	$27,165
Depreciation and Amortization	$562	$32	$2	$–	$596
Capital Expenditures	$373	$16	$3	$–	$392

Three Months Ended June 30, 2006
Sales to Unaffiliated Customers	$10,013	$1,503	$–	$–	$11,516
Intercompany Sales	$558	$–	$–	$(558)	$–
Operating Income	$939	$(89)	$–	$(75)	$775
Identifiable Assets	$18,349	$4,269	$–	$(46)	$22,572
Depreciation and Amortization	$521	$45	$–	$–	$566
Capital Expenditures	$287	$22	$–	$–	$309

        Sales to Canada have been included in the United States because they are not material.

        Net foreign currency gains reflected in results of operations were not material for the three months ended June 30, 2007 and 2006. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

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

Summary of Results

        Our net sales in the first quarter ended June 30, 2007 were $14.8 million compared with $11.5 million in the same period of the prior year. Net sales from sales of our products to existing and new customers, primarily in the long-term market, increased approximately 15%. Sales of our OnDemand® machines increased approximately 200%. We believe the increase in net sales of our products to the long-term care market is primarily the result of: (1) increased penetration of independent pharmacies that service nursing homes; (2) growth of customer demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) continued success in selling OnDemand machines. Our net sales in Europe were up approximately 41% this quarter compared to the quarter ended June 30, 2006.

        The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information.

	Three Months Ended June 30,

	2007	2006

	(In Thousands; Except Per Share Amounts)

Net Sales	$14,820	$11,516
Gross Profit	$5,462	$4,304
Operating Income	$1,044	$775
Net Income Available to Common Stockholders	$533	$381
Net Income Per Common Share - Diluted	$0.08	$0.06

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under “Item 1. Business” in our Form 10-K for the fiscal year ended March 31, 2007. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited, BAF and Consilio. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2 “Software Revenue Recognition” because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customer’s location; (b) user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence (VSOE) of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables as sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $410,000 and $337,000 for the three months ended June 30, 2007 and 2006, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of June 30, 2007 and March 31, 2007, the Company has established an allowance for doubtful accounts of approximately $150,000 and $149,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of June 30, 2007 and March 31, 2007, the Company established an inventory valuation allowance of approximately $374,000 and $340,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the quarter ended June 30, 2007, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1,038,000. Future claims experience may affect the reinsurance limits that may be available to the Company. The Company has established a reserve of approximately $118,000 and $95,000 at June 30, 2007 and March 31, 2007, respectively, for all unpaid claims incurred and reported during the quarter ended June 30, 2007 and the fiscal year March 31, 2007. Self-insured medical claims costs incurred during the periods ended June 30, 2007 and June 30, 2006 totaled approximately $127,000 and $160,000, respectively.

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

Goodwill and Other Intangible Assets

        The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly will not amortize goodwill, but will annually review it for impairment. Other intangible assets acquired in the BAF and Consilio acquisition are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets.

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

Product Development

        All costs incurred subsequent to the completion of research and development activities associated with software components’ achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a five-year period beginning on the date the product is released for sale to customers. We review the viability and recoverability of these costs on a regular basis. The Company also capitalizes the hardware components associated with the development of the product and transfers the ultimate carrying value to inventory when it becomes saleable.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements with our customers. Warranty and service costs incurred during the periods ended June 30, 2007 and 2006 totaled approximately $158,000 and $85,000, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

        Net sales for the three months ended June 30, 2007 increased 28.7% to $14.8 million compared with $11.5 million during the same period of the prior year. Net sales increased for consumable punch cards and prepack machines primarily because of additional sales made to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $2.0 million during the three months ended June 30, 2007 compared with $677,000 during the same period of the prior year because we installed six machines in the first quarter this year compared to one machine in the prior year quarter. Also, our net sales in Europe increased 41% due, in part, to net sales in Germany, which resulted from the acquisition of Consilio in February 2007.

        Cost of sales for the three months ended June 30, 2007 was $9.4 million compared with $7.2 million during the same period of the prior year. Cost of sales as a percentage of sales increased to 63.1% from 62.6% during the same period of the prior year. Cost of sales as a percentage of sales increased primarily because of higher factory overhead costs. Also, the proportion of revenue associated with OnDemand machines, which have a higher cost of sales then consumables, was higher in the first quarter of this year compared to the prior year quarter.

        Selling, general and administration expenses for the three months ended June 30, 2007 increased 29% to $3.8 million from $3.0 million of the prior year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general administrative costs in the U.S. and Europe, higher selling costs associated with variable compensation plans, such as commissions, and severance and recruiting expenses.

        Depreciation and amortization expense for the three months ended June 30, 2007 increased 5.3% to $596,000 from $566,000 during the same period of the prior year. The increase resulted primarily from increased depreciation and amortization associated with capital expenditures and acquired intangible assets.

        Interest expense for the three months ended June 30, 2007 increased 140% to $151,000 from $63,000 during the same period of the prior fiscal year. The increase results from higher levels of debt primarily related to term loans used to fund the redemption of convertible preferred stock completed in December 2006.

        Income tax expense increased 30.9% to $360,000 during the three months ended June 30, 2007 compared with $275,000 during the same period of the prior fiscal year. The increase results from the fact that our net income before tax increased and our effective tax rate increased to 40.3% from 38.6%. Our effective tax rate increased as a result of increased state and local taxes, as well as interest and penalties that relates to our uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2007, we had net income of $533,000 compared with $437,000 during the same period of the prior fiscal year. Cash provided by operations was approximately $1,141,000 and $1,288,000 during the three months ended June 30, 2007 and 2006, respectively. Although our EBITDA increased in the first quarter of this fiscal year compared to the first quarter of the prior year, we used more cash to support our working capital needs related primarily to increases in inventory and deposits provided to our outsourced manufacturer of OnDemand machines. We had working capital of $7.2 million at June 30, 2007 compared to $6.7 million at March 31, 2007.

        Investing activities used $590,000 during the three months ended June 30, 2007 compared with $439,000 during the same period of the prior fiscal year. The increase results primarily from an increase in expenditures for manufacturing equipment and product development projects.

        Financing activities used $198,000 during the three months ended June 30, 2007 compared with $710,000 during the same period of the prior fiscal year. The decrease results primarily from lower pay-downs on the revolving line of credit. We used our line of credit in the first quarter of this year to support our working capital needs.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly as we are successful in selling our OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support an increase in accounts receivable and inventory.

        We have new product development projects underway, principally new versions of our OnDemand machine and our MedTimes™ system, that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $2.0 million borrowed and an additional $3.0 million available on our revolving line of credit at June 30, 2007 based upon eligible collateral and overadvance capabilities provided for in the credit facility. In addition, we had $1.0 million available on our capital equipment line of credit.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, tangible net worth and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at June 30, 2007 and March 31, 2007.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit and our capital equipment line of credit, will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet arrangements.

Contractual Obligations

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of June 30, 2007:

		Less Than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)

Long-Term Debt	$7,736	$2,518	$5,218	$–	$–
Capital Leases	$179	$103	$76	$–	$–
Operating Leases	$7,793	$1,033	$1,695	$1,649	$3,416
Interest	$858	$524	$334	$–	$–

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $74,000, the variable-rate outstanding level of debt at June 30, 2007.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended June 30, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended June 30, 2007 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls

        There has not been any significant change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

       None.

Item 3.     Default Upon Senior Securities

       None.

Item 4.     Submission of Matters to a Vote of Security Holders

       None.

Item 5.     Other Information

      None.

Item 6.     Exhibits

Exhibit Index	Description

10.1	Sixth Amendment to Loan and Security Agreement, dated August 1, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (*)

10.2	MTS OnDemand Sales and License Agreement, dated May 7, 2007, between MTS Medication Technologies, Inc. and Omnicare, Inc. (*) (**)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(**)	Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: August 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Date: August 14, 2007	By:	/s/ Teresa S. Dunbar

Teresa S. Dunbar
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Index	Description

10.1	Sixth Amendment to Loan and Security Agreement, dated August 1, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (*)

10.2	MTS OnDemand Sales and License Agreement, dated May 7, 2007, between MTS Medication Technologies, Inc. and Omnicare, Inc. (*) (**)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(**)	Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer