Form 10-Q
period 2007-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2007-11-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2007

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

             As of September 30, 2007, the registrant had 6,354,265 shares of common stock, $.01 par value per share outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30, 2007	March 31, 2007

	(Unaudited)
Current Assets:
Cash	$450	$292
Restricted Cash	74	–
Accounts Receivable, Net	8,065	9,194
Inventories, Net	9,191	5,767
Prepaids and Other, Net	3,083	926
Deferred Tax Asset	279	271

Total Current Assets	21,142	16,450

Property and Equipment	5,718	5,344
Goodwill	777	740
Other Intangible Assets	851	808
Other Assets	2,453	2,507

Total Assets	$30,941	$25,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,145	$7,024
Current Maturities of Long-Term Debt	2,228	2,447
Current Maturities of Related Party Note Payable	273	328

Total Current Liabilities	11,646	9,799

Long-Term Debt, Less Current Maturities	6,469	5,395
Related Party Note Payable, Less Current Maturities	–	106
Other Liabilities	1,040	283
Deferred Tax Liability	602	553

Total Liabilities	19,757	16,136

Stockholders' Equity:
Common Stock	64	62
Capital In Excess of Par Value	9,491	8,736
Accumulated Other Comprehensive Income	360	254
Retained Earnings	1,597	989
Treasury Stock	(328)	(328)

Total Stockholders' Equity	11,184	9,713

Total Liabilities and Stockholders' Equity	$30,941	$25,849

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2007	2006	2007	2006

Net Sales	$14,118	$12,856	$28,938	$24,372

Costs and Expenses:
Cost of Sales	8,276	7,951	17,635	15,163
Selling, General and Administrative	3,783	3,241	7,604	6,203
Depreciation and Amortization	603	595	1,200	1,161

Total Costs and Expenses	12,662	11,787	26,439	22,527

Operating Profit	1,456	1,069	2,499	1,845

Interest Expense	166	53	317	116

Income Before Taxes	1,290	1,016	2,182	1,729

Income Tax Expense	515	397	874	673

Net Income Before Preferred Stock Dividend	775	619	1,308	1,056

Convertible Preferred Stock Dividends	–	56	–	112

Net Income Available to Common Stockholders	$775	$563	$1,308	$944

Net Income Per Basic Common Share	$0.12	$0.09	$0.21	$0.16

Net Income Per Diluted Common Share	$0.12	$0.09	$0.19	$0.15

Weighted Average Shares Outstanding - Basic	6,310	6,025	6,289	6,024

Weighted Average Shares Outstanding - Diluted	6,746	7,259	6,743	7,240

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2007
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital	Other				Total
			In Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	Income	Earnings	Shares	Stock	Equity

Balance March 31, 2007	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713
Cumulative Effect of Initial Application of FIN 48					(700)			(700)
Tax Benefit of Stock Option Exercises			198					198
Exercise of Stock Options	105,600	2	498					500
Stock Grants Issued	5,000	–	56					56
FAS 123R Compensation			3					3
Comprehensive Income:
Net Income					1,308			1,308
Foreign Currency Translation Adjustment				106				106

Total Comprehensive Income								1,414

Balance September 30, 2007	6,354,265	$64	$9,491	$360	$1,597	(60)	$(328)	$11,184

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,

	2007	2006

Operating Activities
Net Income Before Preferred Stock Dividend	$1,308	$1,056
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,240	1,144
Tax Benefit of Stock Options Exercised	(198)	–
Deferred Income Taxes	20	673
Share-Based Compensation	59	128
(Increase) Decrease in:
Restricted Cash	(74)	–
Accounts Receivable	1,202	(882)
Inventories	(3,380)	118
Prepaids and Other	(2,154)	(314)
Increase in:
Accounts Payable and Accrued Liabilities	2,283	346

Total Adjustments	(1,002)	1,213

Net Cash Provided in Operating Activities	306	2,269

Investing Activities
Expended for Property and Equipment	(1,176)	(700)
Expended for Product Development	(299)	(339)
Proceeds On Sale of Fixed Assets	–	4

Net Cash Used in Investing Activities	(1,475)	(1,035)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,334)	(328)
Payments on Related Party Note Payable	(161)	(151)
Pay Downs on Revolving Line of Credit	(27,381)	(21,811)
Advances on Revolving Line of Credit	29,565	20,907
Dividends on Convertible Preferred Stock	–	(112)
Tax Benefit of Stock Options Exercised	198	–
Exercise of Stock Options	500	9

Net Cash Provided (Used) in Financing Activities	1,387	(1,486)

Effect of Exchange Rate Changes on Cash	(60)	99

Net Increase (Decrease) in Cash	158	(153)
Cash at Beginning of Period	292	447

Cash at End of Period	$450	$294

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$319	$125
Cash Paid for Taxes	319	137
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	–	6
Provision for Uncertain Tax Positions	700	–
Reclassified labor costs from product development to inventory	116	–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2007.

NOTE B – RESTRICTED CASH

        In May 2007, the Company entered into an agreement with its largest customer to sell OnDemand® machines.  The machines are anticipated to be delivered to the customer over an eighteen-month period.  The agreement provides that certain deposits will be made by the customer that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of September 30, 2007, the customer has provided the Company with deposits of $1.7 million and the Company, in turn, has provided deposits of $1.4 million to its outsourced manufacturer of the machines.  The remaining cash is held in a separate bank account to be used to fund future costs associated with the manufacture of the machines and has been recorded as restricted cash.

        The agreement further provides that in the event the Company does not deliver the machines or the machines do not meet the acceptance criteria contained in the agreement, the customer will be entitled to a full refund of the deposit.  Although the Company currently believes that the machines will ultimately be delivered and accepted by the customer and the associated revenue will be recognized at that time, the deposit received from the customer has been recorded as a customer deposit in accrued liabilities since it is fully refundable if acceptance criteria are not met.  The deposit that was provided to the manufacturer of the machines will ultimately be applied towards the purchase of the machines from the manufacturer and is only refundable to the extent that costs have not been incurred to manufacture machines and has been recorded as a prepaid asset. As of September 30, 2007, the Company delivered three OnDemand machines pursuant to the agreement, which are awaiting customer acceptance.

NOTE C – INVENTORIES

        The components of inventory consist of the following:

	September 30, 2007	March 31, 2007

	(In Thousands)

Raw Materials	$3,914	$2,678
Finished Goods and Work in Progress	5,722	3,429
Less: Inventory Valuation Allowance	(445)	(340)

	$9,191	$5,767

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income Before Preferred Stock Dividends	$775	$619	$1,308	$1,056

Minus: Convertible Preferred Stock Dividend	–	56	–	112

Net Income Available to Common Stockholders	$775	$563	$1,308	$944

Denominator:

Weighted Average Shares Outstanding - Basic	6,310	6,025	6,289	6,024

Add: Effect of Dilutive Warrants and Options	436	387	454	369

Effect of Conversion of Convertible Preferred Stock into Common Stock	–	847	–	847

Weighted Average Shares Outstanding - Diluted	6,746	7,259	6,743	7,240

Income Per Common Share – Basic	$0.12	$0.09	$0.21	$0.16

Income Per Common Share – Diluted	$0.12	$0.09	$0.19	$0.15

        The effect of 6,000 and 30,750 and 6,000 and 436,000 options were not included in the calculation of net income per diluted common share for the three and six months ended September 30, 2007 and 2006, respectively, as the effect would have been anti-dilutive.

NOTE E – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (“the Plan”). As of September 30, 2007, options to purchase 643,150 shares were outstanding. On September 19, 2007, the shareholders approved a new plan that includes 600,000 options and/or restricted shares.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS No. 123R”). The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123R:

Restricted Stock Awards – The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the six months ended September 30, 2007 and 2006, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $0 and $56,000 ($34,000 net of tax) and $0 and $31,000 ($19,000 net of tax) during the three and six months ended September 30, 2007 and 2006, respectively, based on the fair value of the shares at the date of grant.

Stock Options and Warrants – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over three- to five-year periods. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. No options were granted during the six months ended September 30, 2007 and 2006.

The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of September 30, 2007, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the six months ended September 30, 2007.

        During the six months ended September 30, 2007, the Company received approximately $500,000 in cash from stock option exercises. A tax benefit of approximately $198,000 was recorded in the statement of changes in stockholders’ equity. As of September 30, 2007, the Company has unrecognized compensation cost of approximately $16,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the six months ended September 30, 2007 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27
Options Exercised	(105,600)	$1.50	-	$6.55	$4.73
Options Expired	(14,500)	$1.50	-	$5.00	$3.40

Outstanding at September 30, 2007	643,150	$1.45	-	$12.45	$4.21

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	235,000	3.5	$1.55
$2.50 - $5.00	95,400	5.2	$3.44
$5.60 - $12.45	312,750	7.8	$6.45

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	235,000	3.5	$1.55
$2.50 - $5.00	55,400	4.6	$2.70
$5.60 - $12.45	307,750	7.8	$6.42

        The options outstanding at September 30, 2007 expire on various dates through March 2014.

        At September 30, 2007, exercisable options had aggregate intrinsic values of approximately $5.1 million. At September 30, 2007, exercisable warrants had aggregate intrinsic values of approximately $60,000. Options exercised during the three months ended September 30, 2007, had intrinsic values of approximately $559,000.

NOTE F – LONG-TERM DEBT

	September 30,	March 31,
	2007	2007

	(In Thousands)

Term loan payable in monthly installments of $178,000 through June 2009 and one final installment of $1,067,000 in July 2009 plus interest at 0.75% above the prime rate (8.50% at September 30, 2007).	$4,800	$5,867

Revolving line of credit due July 2009 plus interest payable monthly at the prime rate (7.75% at September 30, 2007).	3,741	1,557

Term loan payable in graduated monthly installments of $32,000 - $52,000 plus interest at 0.50% above the prime rate through July 2007.	–	208

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	273	434

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	156	210

Total Long-Term Debt	8,970	8,276

Less Current Portion (including $273,000 and $328,000, respectively due to a related party).	(2,501)	(2,775)

Long-Term Debt Due After One Year	$6,469	$5,501

        The revolving line of credit and bank term loans are collateralized by a first security interest in all of the assets of the Company. There was approximately $3,741,000 borrowed and an additional $1,259,000 available on the Company’s revolving line of credit at September 30, 2007, based upon eligible collateral.

        The revolving line of credit and bank term loans contain provisions that require the Company to maintain certain financial covenants that, among other things, require the maintenance of tangible net worth, debt service coverage ratios and total debt to EBITDA. In addition, capital expenditures are limited to certain amounts. The Company was in compliance with all provisions of the loan agreements as of September 30, 2007 and March 31, 2007.

        At September 30, 2007, the Company also had a $1.0 million line of credit available for purchases of equipment. Advances on the line of credit are repayable over a three-year term. There were no amounts outstanding on this line of credit at September 30, 2007 or March 31, 2007, however, the Company borrowed $1.0 million in October 2007 to fund a portion of the purchase price of a new manufacturing machine.

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

        The Company has entered into certain agreements, which require the Company to potentially make certain payments to members of senior management in the event of a change in control of the Company or upon termination of employment. Also, the Company has entered into indemnification agreements with its directors and officers for certain events or occurrences that affect the officer or director as a result of the officer or director serving in that capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that is considered adequate to cover its exposure.

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

NOTE I – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	September 30,	March 31,
	(Years)	2007	2007

		(In Thousands)

Product Development	3 – 5	$4,059	$3,760
Less: Accumulated Amortization		(2,424)	(2,205)

		$1,635	$1,555

Patents	5 – 17	$2,639	$2,639
Less: Accumulated Amortization		(1,962)	(1,831)

		$677	$808

Financing Costs	3 – 5	$162	$162
Less: Accumulated Amortization		(139)	(120)

		$23	$42

Other		$118	$102

Total Other Assets, Net		$2,453	$2,507

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

        The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on April 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, an additional $700,000 liability for uncertain tax positions was recorded as a decrease to the beginning balance of retained earnings. As of September 30, 2007, The Company has $773,000 of unrecognized tax benefits that is recorded as a component of other liabilities. Approximately $85,000 of the total liability has been recorded as a current liability because the Company believes that this amount could be paid during the next twelve months.

        Interest and penalties related to uncertain tax positions are recorded as income tax expense. During the six months ended September 30, 2007, approximately $27,000 of interest and penalties associated with uncertain tax positions, was recorded, which are included in the $773,000.

        Tax returns for various years from 1996 through 2006 are subject to examination in the jurisdictions in which the Company has operations.

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

        Entities electing the fair value option would be required to recognize changes in fair value of earnings. Entities electing the fair value option are required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities measured using another measurement attribute. FAS No. 159 will become effective for the Company as of April 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.

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

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
Three Months Ended September 30, 2007
Sales to Unaffiliated Customers	$11,702	$2,159	$257	$–	$14,118
Intercompany Sales	$766	$–	$–	$(766)	$–
Operating Profit	$1,224	$205	$4	$23	$1,456
Identifiable Assets	$25,570	$4,812	$994	$(435)	$30,941
Depreciation and Amortization	$575	$26	$2	$–	$603
Capital Expenditures	$766	$17	$1	$–	$784

Three Months Ended September 30, 2006
Sales to Unaffiliated Customers	$11,212	$1,644	$–	$–	$12,856
Intercompany Sales	$521	$–	$–	$(521)	$–
Operating Profit	$1,176	$(123)	$–	$16	$1,069
Identifiable Assets	$19,246	$4,140	$–	$29	$23,415
Depreciation and Amortization	$548	$47	$–	$–	$595
Capital Expenditures	$379	$22	$–	$–	$401

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
Six Months Ended September 30, 2007
Sales to Unaffiliated Customers	$24,396	$4,019	$523	$–	$28,938
Intercompany Sales	$1,250	$–	$–	$(1,250)	$–
Operating Profit	$2,043	$363	$73	$20	$2,499
Identifiable Assets	$25,571	$4,812	$994	$(436)	$30,941
Depreciation and Amortization	$1,138	$58	$4	$–	$1,200
Capital Expenditures	$1,139	$33	$4	$–	$1,176

Six Months Ended September 30, 2006
Sales to Unaffiliated Customers	$21,225	$3,147	$–	$–	$24,372
Intercompany Sales	$1,079	$–	$–	$(1,079)	$–
Operating Profit	$2,116	$(213)	$–	$(58)	$1,845
Identifiable Assets	$19,246	$4,140	$–	$29	$23,415
Depreciation and Amortization	$1,070	$91	$–	$–	$1,161
Capital Expenditures	$656	$44	$–	$–	$700

        Sales to Canada have been included in the United States because they are not material.

        Net foreign currency gains reflected in results of operations were not material for the three and six months ended September 30, 2007 and 2006. Operating profit is total sales and other operating income less operating expenses. Segment operating profit does not include interest expense and net miscellaneous income/expense.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007

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

Overview

        Our net sales increased 9.3% and 18.4% in the three- and six-month periods ended September 30, 2007, respectively, compared with the same period the prior year. Net sales have increased primarily because our pre-pack machines and consumables products that are sold to our core long-term care pharmacy customers continue to grow as the population of long-term care facilities increase. In addition, we continue to gain market share by introducing our existing products to new customers and new products to existing and new customers.

        Our gross margins have increased this quarter and year to date compared to the prior year because: (a) additional product margin associated with increased net sales; (b) a larger proportion of revenue in the second quarter was associated with consumable products that have higher product margins than pre-pack or OnDemand machines; and (c) increased net sales in Europe where product margins are generally higher than in the U.S.

        Although we have increased our selling, general and administrative expenditures in the six months ended September 30, 2007 compared to the same period the prior year, our operating profit has increased to 8.6% of revenue from 7.6% last year. Our selling, general and administrative costs have increased primarily due to expenditures in Europe to support growth opportunities there and the additional operating costs associated with the operations of Consilio, which we acquired in late fiscal year 2007.

        In addition, we have incurred higher selling and automation support costs, as well as higher recruiting and consulting expenses related to new and replacement positions.

        The following table sets forth, for the three- and six-month periods indicated, certain key operating results and other financial information.

	Three Months Ended		Six Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

	(In Thousands; Except Per Share Amounts)

Net Sales	$14,118	$12,856	$28,938	$24,372
Gross Margin	$5,842	$4,905	$11,303	$9,209
Gross Margin Percentage	$41.4%	$38.2%	$39.1%	$37.8%
Operating Income	$1,456	$1,069	$2,499	$1,845
Net Income Available to Common Stockholders	$775	$563	$1,308	$944
Net Income Per Common Share – Diluted	$0.12	$0.09	$0.19	$0.15

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under “Item 1. Business” in our Form 10-K for the fiscal year ended March 31, 2007. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were approximately $375,000 and $785,000 and $391,000 and $728,000 for the three and six months ended September 30, 2007 and 2006, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of September 30, 2007 and March 31, 2007, the Company has established an allowance for doubtful accounts of approximately $150,000 and $149,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of September 30, 2007 and March 31, 2007, the Company established an inventory valuation allowance of approximately $445,000 and $340,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the quarter ended September 30, 2007, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1,038,000. Future claims experience may affect the reinsurance limits that may be available to the Company. The Company has established a reserve of approximately $115,000 and $95,000 at September 30, 2007 and March 31, 2007, respectively, for all unpaid claims incurred, but not reported during the quarter ended September 30, 2007 and the fiscal year March 31, 2007. Self-insured medical claims costs were approximately $220,000 and $184,000 and $346,000 and $344,000 for the three and six months ended September 30, 2007 and September 30, 2006, respectively.

Income Taxes

        Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis. Management believes no impairment loss existed for any of the periods presented.

Product Development

        All costs incurred subsequent to the completion of research and development activities associated with software components’ achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a three- to five-year period beginning on the date the product is released for sale to customers. We review the viability and recoverability of these costs on a regular basis.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements with our customers. The balance was approximately $31,000 and $81,000 at September 30, 2007 and March 31, 2007, respectively. Warranty and service costs were approximately $108,000 and $113,000 and $266,000 and $199,000 for the three and six months ended September 30, 2007 and 2006, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

        Net sales for the three months ended September 30, 2007 were $14.1 million compared with $12.9 million during the same period of the prior fiscal year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 8.7% overall. Revenue associated with the sale of OnDemand and MedLocker® machines was $425,000 during the three months ended September 30, 2007 compared with $837,000 in the same period of the prior year. Net sales in Europe increased 47.0% due, in part, to net sales in Germany, which resulted from the acquisition of Consilio in February 2007.

        Cost of sales for the three months ended September 30, 2007 was $8.3 million compared with $8.0 million during the same period of the prior year. Cost of sales increased primarily due to higher net sales. Cost of sales as a percentage of sales decreased to 58.6% from 61.8% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily because the proportion of revenue associated with OnDemand machines, which have higher cost of sales than consumables, was lower in the second quarter of this year compared to the prior year.

        Selling, general and administration expenses for the three months ended September 30, 2007 increased 19% to $3.8 million compared to $3.2 million in the prior year. This increase is primarily due to cost associated with our European operations, as well as costs associated with recruiting and consultants in the U.S. to assist in filling key positions.

        Depreciation and amortization expense increased to $603,000 from $595,000 in the same period the prior year. The increase is the result of depreciation and amortization associated with capital expenditures.

        Interest expense for the three months ended September 30, 2007 increased 213% to $166,000 from $53,000 during the same period of the prior fiscal year. The increase results from higher levels of debt primarily related to term loans used to fund the redemption of convertible preferred stock in December 2006, as well as higher borrowing on the revolving line of credit.

        Income tax expense increased 30% to $515,000 during the three months ended September 30, 2007 from $397,000 during the same period of the prior fiscal year. This increase results from higher net income before taxes during the three-month period ended September 30, 2007 compared to the same period of the prior year. The effective tax rate for the three-month period ended September 30, 2007 was 39.9% compared with 39.1% the prior year. The increase results primarily from the adjustments made to the FIN 48 liability related to additional interest and penalties.

Six Months Ended September 30, 2007 and 2006

        Net sales for the six months ended September 30, 2007 were $28.9 million compared with $24.4 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11.9% overall. In addition, revenue associated with the sale of OnDemand and MedLocker machines was $2.5 million during the six months ended September 30, 2007 compared with $1.6 million in the same period of the prior year. Revenue in Europe increased 44.3% due, in part, to net sales in Germany, which resulted from the acquisition of Consilio in February 2007.

        Cost of sales for the six months ended September 30, 2007 was $17.6 million compared with $15.2 million during the same period of the prior year. Cost of sales increased primarily due to higher net sales. Cost of sales as a percentage of net sales decreased to 60.9% from 62.2% primarily because the net sales of consumables products increased during the six months ended September 30, 2007 compared to the same period the prior year, and therefore, contributed a higher product margin.

        Selling, general and administration expenses for the six months ended September 30, 2007 increased 22.6% to $7.6 million from $6.2 million in the prior year primarily due to increased selling and automation support costs, as well as costs associated with European operations and recruiting and consulting costs in the U.S.

        Interest expense for the six months ended September 30, 2007 increased 173% to $317,000 from $116,000 during the same period of the prior fiscal year. The increase results form higher debt levels primarily related to term loans used to fund the redemption of convertible preferred stock in December 2006, as well as higher borrowing on the revolving line of credit.

        Income tax expense was $874,000 during the six months ended September 30, 2007 compared with $673,000 during the same period of the prior fiscal year. The increase results from higher net income before taxes. The effective tax rate during the six months ended September 30, 2007 was 40.1% compared with 38.9% the prior year. The increase in the effective tax rate results primarily from additional state and local taxes provided for this year and penalties and interest recorded on the FIN 48 liability.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2007, we had net income of $1,308,000 compared with $944,000 during the same period of the prior fiscal year. Cash provided by operations was approximately $306,000 during the six months ended September 30, 2007 compared to $2.3 million in the same period in the prior year. The decrease results primarily from increased inventory levels as well as deposits provided to an outsourced manufacturer of our OnDemand machines and deposits provided to vendors for new manufacturing equipment.

        Investing activities used $1.5 million during the six months ended September 30, 2007 compared with $1.0 million during the same period of the prior fiscal year. The increase resulted primarily from increased capital equipment purchases.

        Financing activities provided $1.4 million during the six months ended September 30, 2007 compared with $1.5 million used during the same period of the prior fiscal year. The change results primarily from higher advances on our revolving line of credit to fund increases in inventory and deposits.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly if we are successful in selling our OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit and equipment line of credit are anticipated to support an increase in accounts receivable, inventory and capital expenditures.

        We have new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $3.7 million borrowed and an additional $1.3 million available on our revolving line of credit at September 30, 2007 based upon eligible collateral. In addition, we had $1.0 million available on our capital equipment line of credit at September 30, 2007. In October 2007, we borrowed $1.0 million on the equipment line of credit to fund a portion of the purchase price of a new punch card press.

        The revolving line of credit and term loans contain financial covenants that, among other things, require us to maintain certain financial ratios, and limits the amount of capital expenditures we can make. We were in compliance with all provisions of the loan agreements at September 30, 2007.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our revolving line of credit and our capital equipment line of credit, will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet arrangements.

Contractual Obligations

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of September 30, 2007:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years

	(In Thousands)

Long-Term Debt	$8,814	$2,406	$6,408	$–	$–
Capital Leases	$156	$95	$61	$–	$–
Operating Leases	$8,272	$1,054	$1,952	$1,919	$3,347
Interest	$928	$600	$328	$–	$–

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Senior Credit Agreement bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $85,000 based on the variable-rate outstanding level of debt at September 30, 2007.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended September 30, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended September 30, 2007 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls

        There has not been any significant change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 1A.  Risk factors

        None.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.  Default Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        On September 19, 2007, we held our annual meeting of stockholders. Set forth below are the voting results from the proposals presented for a stockholder vote at such meeting.

1.	Election of Directors.

	Number of Shares

	For	Withheld

Todd E. Siegel	5,937,452	146,594
Allen S. Braswell	5,869,072	214,762
Irv I. Cohen	5,869,264	214,782
David W. Kazarian	5,931,308	146,594
John Stanton	5,954,006	130,040
Chet Borgida	5,958,072	125,974

2.	Approval of the MTS Medication Technologies, Inc. 2007 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes

3,002,605	572,052	2,499	2,503,890

3.	Ratification of the appointment of Grant Thornton LLP as MTS’s independent certified public accountants for the fiscal year ending March 31, 2008.

For	Against	Abstain

2,974,081	109,355	570

Item 5.  Other Information

        None.

Item 6.  Exhibits

Exhibit Index	Description

10.1	Sixth Amendment to Loan and Security Agreement dated August 1, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(1)	Incorporated herein by reference to Form 10-Q filed August 14, 2007 for quarter ending June 30, 2007

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Index	Description

10.1	Sixth Amendment to Loan and Security Agreement dated August 1, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (1)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(1)	Incorporated herein by reference to Form 10-Q filed August 14, 2007 for quarter ending June 30, 2007

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2007	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2007	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer