Form 10-Q
period 2007-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2008-02-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

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

             As of February 14, 2008, the registrant had 6,429,657 shares of common stock, $.01 par value per share outstanding.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31, 2007	March 31, 2007

	(Unaudited)

Current Assets:
Cash	$2,499	$292
Restricted Cash	751	–
Accounts Receivable, Net	7,806	9,194
Inventories, Net	11,827	5,767
Prepaids and Other, Net	2,005	926
Deferred Tax Asset	350	271

Total Current Assets	25,238	16,450

Property and Equipment	7,910	5,344
Goodwill	770	740
Other Intangible Assets	850	808
Other Assets	2,279	2,507

Total Assets	$37,047	$25,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$7,605	$7,024
Customer Deposits	3,461	–
Current Maturities of Long-Term Debt	84	2,447
Current Maturities of Related Party Note Payable	190	328

Total Current Liabilities	11,340	9,799

Long-Term Debt, Less Current Maturities	11,961	5,395
Related Party Note Payable, Less Current Maturities	–	106
Other Liabilities	1,011	283
Deferred Tax Liability	576	553

Total Liabilities	24,888	16,136

Stockholders' Equity:
Common Stock	64	62
Capital In Excess of Par Value	9,886	8,736
Accumulated Other Comprehensive Income	329	254
Retained Earnings	2,208	989
Treasury Stock	(328)	(328)

Total Stockholders' Equity	12,159	9,713

Total Liabilities and Stockholders' Equity	$37,047	$25,849

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2007	2006	2007	2006

Net Sales	$14,720	$12,435	$43,658	$36,807

Costs and Expenses:
Cost of Sales	9,075	7,695	26,691	22,857
Selling, General and Administrative	3,738	2,920	11,361	9,123
Depreciation and Amortization	719	594	1,919	1,755

Total Costs and Expenses	13,532	11,209	39,971	33,735

Operating Profit	1,188	1,226	3,687	3,072

Interest Expense	184	67	501	183

Income Before Taxes	1,004	1,159	3,186	2,889

Income Tax Expense	393	448	1,267	1,121

Net Income Before Preferred Stock Dividends	611	711	1,919	1,768

Convertible Preferred Stock Dividends	–	39	–	151

Constructive Dividend on Convertible Preferred Stock	–	4,504	–	4,504

Net Income (Loss) Available to Common Stockholders	$611	$(3,832)	$1,919	$(2,887)

Net Income (Loss) Per Basic Common Share	$0.10	$(0.63)	$0.30	$(0.48)

Net Income (Loss) Per Diluted Common Share	$0.09	$(0.63)	$0.28	$(0.48)

Weighted Average Shares Outstanding - Basic	6,393	6,082	6,324	6,042

Weighted Average Shares Outstanding - Diluted	6,809	6,082	6,763	6,042

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2007
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital	Other				Total
			In Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	Income	Earnings	Shares	Stock	Equity

Balance March 31, 2007	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713
Cumulative Effect of Initial Application of FIN 48					(700)			(700)
Tax Benefit of Stock Option Exercises			147					147
Exercise of Stock Options	176,200	2	858					860
Share-Based Compensation	10,000	–	145					145
Comprehensive Income:
Net Income					1,919			1,919
Foreign Currency Translation Adjustment				75				75

Total Comprehensive Income								1,994

Balance December 31, 2007	6,429,865	$64	$9,886	$329	$2,208	(60)	$(328)	$12,159

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,

	2007	2006

Operating Activities
Net Income Before Preferred Stock Dividends	$1,919	$1,768
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Translation of Foreign Currency	(20)	(103)
Depreciation and Amortization	1,983	1,730
Tax Benefit of Options Exercised	(147)	(143)
Deferred Income Taxes	(74)	594
Share-Based Compensation	145	132
(Increase) Decrease in:
Restricted Cash	(751)	—
Accounts Receivable	1,427	(115)
Inventories	(5,926)	(343)
Prepaids and Other	(1,078)	(633)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	757	(282)
Customer Deposits	3,461	–

Total Adjustments	(223)	837

Net Cash Provided by Operating Activities	1,696	2,605

Investing Activities
Expended for Property and Equipment	(3,856)	(1,021)
Expended for Product Development	(536)	(464)
Expended for Patents and Other Assets	–	(47)
Proceeds on Sale of Property and Equipment	--	4

Net Cash Used by Investing Activities	(4,392)	(1,528)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,894)	(503)
Payments on Related Party Note Payable	(244)	(229)
Paydowns on Revolving Line of Credit	(40,434)	(34,268)
Advances on Revolving Line of Credit	43,382	33,780
Advances on New Credit Facility	11,918	–
Repayment of Previous Credit Facility	(8,773)	–
Borrowing on Term Loans	–	6,400
Tax Benefit of Options Exercised	147	143
Exercise of Stock Options	860	513
Expended on Financing Costs	(7)	–
Dividends on Convertible Preferred Stock	–	(151)
Redemption of Preferred Stock	–	(6,483)

Net Cash Provided (Used) by Financing Activities	4,955	(798)

Effect of Exchange Rate Changes on Cash	(52)	25

Net Increase in Cash	2,207	304
Cash at Beginning of Period	292	447

Cash at End of Period	$2,499	$751

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$549	$172
Cash Paid for Taxes	1,072	282
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	9	48
Provision for Uncertain Tax Positions	700	–
Reclassified costs from product development to inventory	127	–

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

NOTE A – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the "Company" or "MTS"), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ ("MTSP"), and MTS Medication Technologies International™, Ltd. ("MTS Limited"). BAF Printers, Ltd. ("BAF") and Consilio, GmbH ("Consilio") are wholly owned subsidiaries of MTS Limited.

        MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and packaging equipment in its own facilities and also uses third parties to manufacture packaging equipment. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company's medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited and its subsidiaries distribute products for MTSP in the United Kingdom and Germany. In addition, BAF manufactures and sells prescription bags and labels in the UK.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fourth quarter in the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2007.

NOTE B – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex™ machines to its largest customer over an eighteen-month period. The agreement provides that certain deposits will be made by the customer that will ultimately be applied towards the purchase price of the machines. The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines. As of December 31, 2007, the customer has provided the Company with deposits of approximately $3.5 million. The cash deposits have been used to pay for deposits to an outsourced manufacturer, and other costs and expenses related to the manufacture and installation of the machines. The remaining cash is held in a separate bank account to be used to fund future costs associated with the manufacture of the machines and has been recorded as restricted cash.

        The deposits received from the customer have been recorded as customer deposits because they are fully refundable if the acceptance criteria for the delivered machines are not met. The deposits the Company has provided to the outsourced manufacturer of the machines will ultimately be applied towards the purchase of the machines from the manufacturer and are only refundable to the extent that costs have not been incurred to manufacture machines. These deposits are recorded as Prepaids and Other.

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit. In addition, the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of December 31, 2007, the Company delivered six machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the six machines were not delivered according to the delivery schedule.

        In December 2007, the Company and the customer agreed to suspend deliveries of additional machines under the agreement and concentrate their efforts on installation, training and the development of acceptance criteria to evaluate the six delivered machines. The Company currently believes that the remaining machines will ultimately be delivered to the customer and the delivered machines will be accepted by the customer. The Company will record the revenue and gross profit associated with each machine as they are accepted by the customer.

NOTE C – INVENTORIES

        The components of inventory consist of the following:

	December 31, 2007	March 31, 2007

	(In Thousands)

Raw Materials	$3,500	$2,678
Work in Process	3,146	389
Finished Goods	5,785	3,040
Less: Inventory Valuation Allowance	(604)	(340)

	$11,827	$5,767

        As of December 31, 2007, there was approximately $2.7 million in finished goods inventory related to OnDemand machines awaiting acceptance from our largest customer. During the three and nine months ended December 31, 2007, the Company recorded approximately $166,000 and $176,000, respectively, in inventory write-offs due to obsolescence of certain machine parts and consumable products.

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

        The following table sets forth the computation of net income (loss) per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

	(In Thousands; Except Per Share Amounts)

Numerator:

Net Income Before Preferred Stock Dividends	$611	$711	$1,919	$1,768

Minus: Convertible Preferred Stock Dividends	–	39	–	151

Minus: Constructive Dividend on Convertible Preferred Stock	–	4,504	–	4,504

Net Income (Loss) Available to Common Stockholders	$611	$(3,832)	$1,919	$(2,887)

Denominator:

Weighted Average Shares Outstanding - Basic	6,393	6,082	6,324	6,042

Weighted Average Shares Outstanding - Diluted	6,809	6,082	6,763	6,042

Net Income (Loss) Per Common Share - Basic	$0.10	$(0.63)	$0.30	$(0.48)

Net Income (Loss) Per Common Share - Diluted	$0.09	$(0.63)	$0.28	$(0.48)

        The effect of 60,000 and 66,000 and 1,091,000 and 1,180,000 options were not included in the calculation of net income per diluted common share for the three and nine months ended December 31, 2007 and 2006, respectively, as the effect would have been anti-dilutive.

NOTE E – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (“the Plan”). As of December 31, 2007, options to purchase 631,450 shares were outstanding. On September 19, 2007, the shareholders approved a new plan that includes 600,000 options and/or restricted shares.

        On April 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123R:

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. In addition, the Company may make restricted stock grants to members of its Board of Directors. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the nine months ended December 31, 2007 and 2006 the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. In addition, during the nine months ended December 31, 2007, the Company issued 5,000 shares of restricted stock to the members of the Board of Directors as additional compensation for their services. The Company recorded share-based compensation expense in the amount of approximately $69,000 ($42,000 net of tax) and $125,000 ($76,000 net of tax) and approximately $0 and $31,000 ($19,000 net of tax) during the three and nine months ended December 31, 2007 and 2006, respectively, based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over a three-year period. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. The Company issued 60,000 options to employees during the three and nine months ended December 31, 2007. The options had a fair value of approximately $247,000. The Company issued 0 and 21,750 options to members of the Board of Directors during the three and nine months ended December 31, 2006. The options had a fair value of approximately $90,000.

The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of December 31, 2007, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the nine months ended December 31, 2007.

        During the nine months ended December 31, 2007, the Company received approximately $860,000 in cash from stock option exercises. A tax benefit of approximately $147,000 was recorded in the statement of changes in stockholders’ equity and comprehensive income. As of December 31, 2007, the Company has unrecognized compensation cost of approximately $247,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the nine months ended December 31, 2007 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27
Options Granted	60,000		-	$13.70	$13.70
Options Exercised	(176,200)	$1.50	-	$6.55	$4.88
Options Expired	(15,600)	$1.50	-	$5.00	$3.34

Outstanding at December 31, 2007	631,450	$1.45	-	$13.70	$5.01

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	235,000	3.2	$1.55
$2.50 - $4.29	69,500	5.2	$3.79
$5.60 - $13.70	326,950	8.0	$7.77

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	235,000	3.2	$1.55
$2.50 - $4.29	29,500	4.4	$2.87
$5.60 - $13.70	236,617	7.6	$6.42

        The options outstanding at December 31, 2007 expire on various dates through November 2017.

        At December 31, 2007, exercisable options had aggregate intrinsic values of approximately $4.8 million. At December 31, 2007, exercisable warrants had aggregate intrinsic values of approximately $67,000. Options exercised during the three and nine months ended December 31, 2007, had intrinsic values of approximately $588,000 and $1,413,000, respectively.

NOTE F – LONG-TERM DEBT

	December 31,	March 31,
	2007	2007

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (6.35% at December 31, 2007).	$11,918	$–

Term Loan Payable	–	5,867

Revolving Line of Credit	–	1,765

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	190	434

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	127	210

Total Long-Term Debt	12,235	8,276

Less Current Portion (including $190,000 and $328,000, respectively due to a related party).	(274)	(2,775)

Long-Term Debt Due After One Year	$11,961	$5,501

        On December 19, 2007, the Company entered into a new loan agreement for a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $14,000,000. Availability under the Credit Facility will be permanently reduced by $335,000 each January 31, April 30, July 31, and October 31, through maturity, commencing January 31, 2008. An initial advance under the Credit Facility of approximately $9,750,000 was used to repay all amounts outstanding under the previous credit facility with another secured lender.

        The Credit Facility will be available on a revolving basis during the period commencing on December 19, 2007 and ending on November 30, 2010 and contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, a “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of the shares of the wholly owned subsidiaries. There was approximately $12 million borrowed and an additional $2 million available on the Company’s reducing revolving line of credit at December 31, 2007. At the most recent date there was approximately $10 million borrowed and $3.6 million available.

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

NOTE H – STOCKHOLDERS’ EQUITY

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement. The Company recorded a constructive dividend of approximately $4.5 million, or $0.73 per diluted common share in December 2006, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of a term loan provided by the Company’s former secured lender.

NOTE I – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	December 30,	March 31,
	(Years)	2007	2007

		(In Thousands)

Product Development	3 – 5	$4,138	$3,760
Less: Accumulated Amortization		(2,593)	(2,205)

		$1,545	$1,555

Patents	5 – 17	$2,639	$2,639
Less: Accumulated Amortization		(2,028)	(1,831)

		$611	$808

Financing Costs	3 – 5	$7	$162
Less: Accumulated Amortization		–	(120)

		$7	$42

Other		$116	$102

Total Other Assets, Net		$2,279	$2,507

        All of the Company’s other assets are pledged as collateral on the Credit Facility.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

        In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest is Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

        In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109 (“FIN 48”). FIN 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.

        The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on April 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, an additional $700,000 liability for uncertain tax positions was recorded as a decrease to the beginning balance of retained earnings. As of December 31, 2007, the Company has approximately $753,000 of unrecognized tax benefits that is recorded as a component of other liabilities. Approximately $116,000 of the total liability has been recorded as a current liability because the Company believes that this amount could be paid during the next twelve months.

        Interest and penalties related to uncertain tax positions are recorded as income tax expense. During the nine months ended December 31, 2007, approximately $59,000 of interest and penalties associated with uncertain tax positions was recorded, which is included in the liability above.

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

        In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning April 1, 2008 for the Company.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on April 1, 2008. The Entities electing the fair value option would be required to recognize changes in fair value of earnings. Entities electing the fair value option are required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities measured using another measurement attribute. FAS No. 159 will become effective for the Company as of April 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.

        The Company reviews the potential impact of recent accounting pronouncements on a regular basis to determine the effect they may have when they are adopted.

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

        Total assets of the foreign subsidiaries are those assets related to the operations of those companies. United States total assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
Three Months Ended December 31, 2007
Sales to Unaffiliated Customers	$12,152	$2,229	$339	$–	$14,720
Intercompany Sales	$629	$–	$–	$(629)	$–
Operating Profit	$745	$362	$49	$32	$1,188
Total Assets	$31,641	$4,988	$986	$(568)	$37,047
Depreciation and Amortization	$686	$32	$1	$–	$719
Capital Expenditures	$2,679	$10	$–	$–	$2,689

Three Months Ended December 31, 2006
Sales to Unaffiliated Customers	$10,740	$1,695	$–	$–	$12,435
Intercompany Sales	$534	$–	$–	$(534)	$–
Operating Profit	$1,230	$(2)	$–	$(2)	$1,226
Total Assets	$19,391	$4,824	$–	$(265)	$23,950
Depreciation and Amortization	$548	$46	$–	$–	$594
Capital Expenditures	$306	$1	$–	$–	$307

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
Nine Months Ended December 31, 2007
Sales to Unaffiliated Customers	$36,547	$6,249	$862	$–	$43,658
Intercompany Sales	$1,879	$–	$–	$(1,879)	$–
Operating Profit	$2,787	$726	$122	$52	$3,687
Total Assets	$31,641	$4,988	$986	$(568)	$37,047
Depreciation and Amortization	$1,824	$90	$5	$–	$1,919
Capital Expenditures	$3,819	$33	$4	$–	$3,856

Nine Months Ended December 31, 2006
Sales to Unaffiliated Customers	$31,965	$4,842	$–	$–	$36,807
Intercompany Sales	$1,613	$–	$–	$(1,613)	$–
Operating Profit	$3,346	$(214)	$–	$(60)	$3,072
Total Assets	$19,391	$4,824	$–	$(265)	$23,950
Depreciation and Amortization	$1,618	$137	$–	$–	$1,755
Capital Expenditures	$971	$50	$–	$–	$1,021

        Sales to Canada have been included in the United States because they are not material.

        Net foreign currency gains reflected in results of operations were not material for the three and nine months ended December 31, 2007 and 2006. Operating profit is total sales and other operating income less operating expenses. Segment operating profit does not include interest expense and net miscellaneous income/expense.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007

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

Overview

        The Company continues to experience growth for several reasons. First, the global aging population results in more medication being prescribed and increases the number of people that reside in skilled nursing and assisted living facilities.  Our pharmacy customers deliver medication to those residents and we provide pharmacies with packaging supplies for medications as well as automation for fulfillment.  As our customers grow we grow with them.  Secondly, we have made strategic acquisitions in Europe which have added to the organic growth of our core products.  We believe Europe represents a market that is very receptive to our packaging and automation systems and we expect the European market to continue to represent an expanding portion of our total consolidated revenue.  Third, we have invested heavily in technology that has enhanced the automation we sell.  As a result, we have experienced growth in sales of both prepackaging equipment, as well as our highly advanced robotic OnDemand systems.

        Since 2001, our operations have consistently been profitable; however, our operating margins have been impacted by our expansion into new markets and introduction of new products.  The principal reason for this is we have continued to invest in our infrastructure in terms of personnel and other resources.  This investment has been necessary to help set the stage for future growth and take advantage of our opportunities.  We believe these investments will enhance our chance of success in markets such as retail pharmacy, nutraceutical and our traditional long term care market in the U.S. and Europe.  We anticipate that ultimately our operating margins will benefit from the significant impact on our revenue that could result from the successful launch of our products into the retail pharmacy market, the introduction of our automation into the retail pharmacy medication delivery model and the continued acceptance of our OnDemand system automation by our long term care market customers in the U.S. and Europe.

        We believe that our base of business in the long term care market provides us with a very reliable recurring stream of profitable revenue and we remain committed to leverage that base to achieve our long term objectives to grow the Company and create more value for our shareholders.

        The following table sets forth, for the three- and nine-month periods indicated, certain key operating results and other financial information.

	Three Months Ended		Nine Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

	(In Thousands; Except Per Share Amounts)

Net Sales	$14,720	$12,435	$43,658	$36,807
Gross Profit Percentage	38.3%	38.1%	38.9%	37.9%
Operating Profit Percentage	8.1%	9.9%	8.4%	8.3%
Net Income (Loss) Available to Common Stockholders	$611	$(3,832)	$1,919	$(2,887)
Net Income (Loss) Per Common Share – Diluted	$0.09	$(0.63)	$0.28	$(0.48)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006

        Net sales for the three months ended December 31, 2007 were $14.7 million compared with $12.4 million during the same period of the prior fiscal year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11.9% overall primarily due to: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) increased sales to our largest customer. Revenue associated with the sale of OnDemand and MedLocker machines increased 37.8% to $.7 million during the three months ended December 31, 2007 compared with $0.5 million in the same period of the prior year. Revenue in Europe increased 51.5% due primarily to revenue associated with Consilio, our German subsidiary, which was acquired in February 2007. Average selling prices for consumable products were slightly higher during the third quarter of fiscal 2008 compared to the same period of the prior fiscal year.

        Cost of sales for the three months ended December 31, 2007 was $9.1 million compared with $7.7 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.7% from 61.9% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of additional product margin realized on increased net sales which were partially offset by increased overhead costs primarily associated with automation products and services.

        Selling, general and administration expenses for the three months ended December 31, 2007 increased 28.0% to $3.7 million compared to $2.9 million in the prior year. SG&A expense increased primarily due to increased personnel and personnel related costs in both the U.S. and UK and administrative and selling costs associated with Consilio in Germany, as well as increased costs of consulting services utilized to evaluate our intellectual property and analyze new market opportunities for our products. .

        Depreciation and amortization expense increased to approximately $719,000 from $594,000 in the same period the prior year due to acquisitions of capital equipment made during this fiscal year, including a new press to manufacture punch cards.

        Interest expense for the three months ended December 31, 2007 increased 175% to approximately $184,000 from $67,000 during the same period of the prior fiscal year. The increase resulted primarily from higher debt levels compared with the same period of the prior year offset, in part, by lower interest rates. In December 2006, the Company entered into a term loan agreement for $6.5 million and used the proceeds to redeem 2,000 shares of its convertible preferred stock. In addition, the Company borrowed approximately $2 million for the purchase of a new punch card press.

        Income tax expense decreased to approximately $393,000 during the three months ended December 31, 2007 from $448,000 during the same period of the prior fiscal year. This decrease results from lower net income before taxes during the three-month period ended December 31, 2007 compared to the same period of the prior year. The effective tax rate for the three-month period ended December 31, 2007 was 39.1% compared with 38.7% the prior year. The increase in the effective tax rate results primarily from state and local taxes, which were payable to more states than in the prior year.

Nine Months Ended December 31, 2007 and 2006

        Net sales for the nine months ended December 31, 2007 were $43.7 million compared with $36.8 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 11.8% overall primarily due to: (1) increased penetration of independent pharmacies; (2) growth in market demands due to the aging demographics of the U.S. population; (3) a continued shift toward punch-card use; (4) growth in international markets; and (5) increased sales to our largest customers. In addition, revenue associated with the sale of OnDemand and MedLocker machines was $3.2 million during the nine months ended December 31, 2007 compared with $2.2 million in the same period of the prior year. Revenue in Europe increased 46.9% primarily due to revenue associated with Consilio, our German subsidiary, which was acquired in February 2007. Average selling prices for consumable products were slightly higher during the nine months ended December 31, 2007 compared to the same period of the prior fiscal year.

        Cost of sales for the nine months ended December 31, 2007 was $26.7 million compared with $22.9 million during the same period of the prior year. Cost of sales as a percentage of sales decreased to 61.1% from 62.1% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily as a result of additional product margin realized on increased net sales which were partially offset by increased overhead costs primarily associated with automation products and services.

        Selling, general and administration expenses for the nine months ended December 31, 2007 increased 24.5% to $11.4 million from $9.1 million in the prior year. SG&A expense increased primarily due to increased personnel and personnel related costs in both the U.S. and UK and administrative and selling costs associated with Consilio in Germany, as well as costs related to our automation products and services.

        Depreciation and amortization expenses for the nine months ended December 31, 2007 and 2006 were $1.9 and $1.8 million, respectively. The increase resulted primarily from additional depreciation expense related to capital equipment acquired during this fiscal year.

        Interest expense for the nine months ended December 31, 2007 increased 174% to approximately $501,000 from $183,000 during the same period of the prior fiscal year. The increase resulted primarily from higher debt levels and was partially offset by lower interest rates. In December 2006, the Company entered into a term loan agreement for $6.5 million and used the proceeds to redeem 2,000 shares of its convertible preferred stock. In addition, the Company borrowed approximately $2 million for the purchase of a new punch card press.

        Income tax expense was approximately $1,267,000 during the nine months ended December 31, 2007 compared with $1,121,000 during the same period of the prior fiscal year. The increase results from higher net income before taxes. The effective tax rate during the nine months ended December 31, 2007 was 39.8% compared with 38.8% the prior year. The increase in the effective tax rate results primarily from state and local taxes, which were payable to more states than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended December 31, 2007, we had net income of approximately $1.9 million compared with a net loss of $2.9 million during the same period of the prior fiscal year. Cash provided by operations was approximately $1.7 million during the nine months ended December 31, 2007 compared to $2.6 million in the same period in the prior year. The decrease results primarily from increased inventory levels as well as deposits provided to an outsourced manufacturer of our OnDemand machines in connection with a significant contract with our largest customer.

        Investing activities used approximately $4.4 million during the nine months ended December 31, 2007 compared with $1.5 million during the same period of the prior fiscal year. The increase resulted primarily from higher capital expenditures during this fiscal year including approximately $2.0 million for a new punch card press.

        Financing activities provided approximately $5.0 million during the nine months ended December 31, 2007 compared with $798,000 used during the same period of the prior fiscal year. The increase results primarily to increased borrowing under the Credit Facility to fund working capital needs and purchase capital equipment.

        In December 2006, the Company entered into an agreement with an investor to redeem 2,000 shares of its convertible preferred stock. The convertible preferred stock had been outstanding since 2002, paid a dividend of 11 percent, or $220,000 annually, and was convertible into 847,457 shares of common stock. The Company paid the investor approximately $6.5 million, or $7.65 per common share equivalent, as well as a $20,000 transaction fee, to fully redeem all of the outstanding shares of convertible preferred stock held by the investor and completely satisfy all of its obligations under the convertible preferred stock agreement. The Company recorded a constructive dividend of approximately $4.5 million, or $0.73 per diluted common share, associated with the redemption which represents the amount by which the payment to the investor exceeded the carrying value of the convertible preferred stock on the date of redemption. The payment was funded with the proceeds of an overadvance term loan provided by the Company’s former secured lender.

        In May 2007, we entered into an agreement to provide sixteen OnDemand Express II and eight AccuFlex machines to our largest customer over an eighteen-month period.  The agreement provides that certain deposits will be made by the customer that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of December 31, 2007, the customer has provided the Company with deposits of $3.5 million. The cash deposits have been used to pay for deposits to an outsourced manufacturer, and other costs and expenses related to the manufacture and installation of the machines. The remaining cash is held in a separate bank account to be used to fund future costs associated with the manufacture of the machines and has been recorded as restricted cash.

        The deposits received from the customer have been recorded as customer deposits since they are fully refundable if the acceptance criteria for the delivered machines are not met.  The deposits the Company has provided to the outsourced manufacturer of the machines will ultimately be applied towards the purchase of the machines from the manufacturer and is only refundable to the extent that costs have not been incurred to manufacture machines.

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit and the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of December 31, 2007, the Company delivered six machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the six machines were not delivered according to the delivery schedule.

        In December 2007, the Company and the customer agreed to suspend deliveries of additional machines under the agreement and concentrate their efforts on installation, training and the development of acceptance criteria to evaluate the six delivered machines. The Company currently believes that the remaining machines will ultimately be delivered to the customer and the delivered machines will be accepted by the customer.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly if we are successful in selling our OnDemand machines. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability under the Credit Facility is anticipated to support an increase in accounts receivable and inventory.

        We have new product development projects underway that are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $12 million borrowed and an additional $2 million available on our reducing revolving line of credit at December 31, 2007. At the most recent date there was approximately $10 million borrowed and $3.6 million available.

        The reducing revolving line of credit contains financial covenants that, among other things, require us to maintain a “Debt Service Coverage Ratio”, a “Funded Debt to EBITDA Ratio” and a ratio of “Total Liabilities to Tangible Net Worth”. We were in compliance with all provisions of the loan agreements at December 31, 2007.

        We believe that the cash generated from operations during this fiscal year, and amounts available on our reducing revolving line of credit, will be sufficient to meet our capital expenditures, product development and working capital needs.

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

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were approximately $400,000 and $1,151,000 and approximately $370,000 and $1,059,000 for the three and nine months ended December 31, 2007 and 2006, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company normally estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of December 31, 2007 and March 31, 2007, the Company has established an allowance for doubtful accounts of approximately $154,000 and $149,000, respectively, to account for estimated uncollectible accounts.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of December 31, 2007 and March 31, 2007, the Company established an inventory valuation allowance of approximately $604,000 and $340,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Self-Insurance Plan Reserve

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the nine months ended December 31, 2007, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1,039,000. Future claims experience may affect the reinsurance limits that may be available to the Company. The Company has established a reserve of approximately $152,000 and $95,000 at December 31, 2007 and March 31, 2007, respectively, for all unpaid claims incurred, but not reported during the quarter ended December 31, 2007 and the fiscal year ended March 31, 2007. Self-insured medical claims costs were approximately $386,000 and $732,000 and approximately $311,000 and $655,000 for the three and nine months ended December 31, 2007 and 2006, respectively.

Income Taxes

        Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Goodwill and Other Intangible Assets

        The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly will not amortize goodwill, but will annually review it for impairment. Other intangible assets acquired in the BAF and Consilio acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis. Our management believes no impairment loss existed for any of the periods presented.

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements with our customers. The balance was approximately $24,000 and $81,000 at December 31, 2007 and March 31, 2007, respectively. Warranty and service costs were approximately $194,000 and $463,000 and approximately $97,000 and $307,000 for the three and nine months ended December 31, 2007 and 2006, respectively.

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

Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet arrangements.

Contractual Obligations

        Summarized below are our obligations and commitments to make future payments under certain contractual obligations as of December 31, 2007:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years

	(In Thousands)

Long-Term Debt	$12,108	$190	$11,918	$–	$–
Capital Leases	$127	$84	$43	$–	$–
Operating Leases	$7,360	$1,033	$2,495	$1,649	$2,183
Interest	$2,120	$765	$1,355	$–	$–

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of interest rate changes as borrowings under its Credit Facility bear interest at variable interest rates. The Company does not currently actively manage this interest rate risk exposure. A 1% change in interest rates up or down would have affected the Company’s statement of operations on an annual basis by approximately $120,000 based on the variable-rate outstanding level of debt at December 31, 2007.

        In addition, the Company is exposed to foreign exchange rate changes of the British Pound and Euro as it impacts the net asset value of its subsidiaries located in the United Kingdom and Germany. The Company does not currently actively manage this foreign currency exchange rate risk exposure. The Company believes that the exposure to foreign currency translation gains or losses is not significant.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for MTS. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K. Based upon the evaluation for the period ended December 31, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period ended December 31, 2007 in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls

        There has not been any significant change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

         None.

Item 3.   Default Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         None.

Item 6. Exhibits

Exhibit Index	Description

10.1	Employment Agreement between MTS Medication Technologies International, Limited and Peter Williams dated January 22, 2008. (*)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: February 14, 2008	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

10.1	Employment Agreement between MTS Medication Technologies International, Limited and Peter Williams dated January 22, 2008. (*)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2008	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2008

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2008

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer