Form 10-K
period 2008-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2008-06-30
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended MARCH 31, 2008

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For transition period from ____________________ to

Commission File Number:    001-31578

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida	33702

(Address of Principal Executive Offices)	(Zip Code)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $.01 PAR VALUE	AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes         No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes         No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer                Accelerated filer                Non-accelerated filer                 Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes         No

Aggregate market value of voting common stock held by non-affiliates of the registrant as September 28, 2007.     $58,000,000
Number of shares of common stock outstanding as of June 27, 2008 was 6,449,005.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008.

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

        You should specifically consider the various factors identified in this 10-K, including the matters set forth in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 3. Legal Proceedings”; “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 9A. Controls and Procedures”; and the Notes to Consolidated Financial Statements that could cause actual results to differ materially from those indicated in any forward-looking statements. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC filings.

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

ITEM 1.    BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems™, Inc. (“MTSP”), MTS Medication Technologies, Ltd. (“MTS Limited”), BAF Printers, Ltd. (“BAF”) and MTS Medication Technologies GmbH (“MTS GmbH”). BAF and MTS GmbH are wholly owned subsidiaries of MTS Limited. MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States (the “U.S.”), Canada and Europe. Our customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. In addition, we utilize the services of outside contract manufacturers for some of our packaging equipment. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS primarily in the United Kingdom (the “U.K.”). BAF manufactures and sells prescription bags and labels in the U.K. MTS GmbH distributes products for MTS in Germany. We currently serve more than 4,500 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

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

        We offer our customers a wide variety of equipment that includes machines that are used for manual or semi-automated filling of punch cards, generally referred to as pre-pack machines, and sophisticated automated machines (including software), such as our OnDemand® system, which can be interfaced with the pharmacy’s inventory control and filling systems.

        The retail price of MTS’s pre-pack machines ranges from $1,100 to $150,000 depending upon the degree of automation and options requested by a customer. We offer several types of OnDemand machines ranging in price from $200,000 to $850,000. The punch cards typically retail from approximately $155 to $300 per 1,000 cards and blisters, depending upon the size, design and volume of cards ordered by a customer. MTS also sells prescription labels and ancillary supplies designed to complement sales of consumable medication punch cards.

Recent Developments

        In May 2007, we entered into an agreement to sell 24 OnDemand machines to our largest customer over an 18 month period. As of June 27, 2008, we have delivered 13 machines, six of which have been accepted by the customer. Delays in obtaining acceptance of the machines have caused us to revise the delivery schedule, and we have incurred penalties for late delivery of three machines to date. We currently expect that the customer will begin to accept the remaining machines that have been delivered, and we will continue to deliver the remaining machines according to the revised delivery schedule. We currently expect to deliver the remaining eleven machines during our next fiscal year.

        The agreement requires our customer to make periodic cash deposits towards the purchase price of the machines, which we maintain in a restricted cash bank account, and draw upon that account to pay the vendors we use to make component parts for the machines as well as assemble the machines. The agreement further provides that the machines must meet certain performance criteria in order for the customer to accept the machines.

Research and Development

        We expended approximately $331,000 and $663,000 on research and development activities for each of the fiscal years ended March 31, 2008 and 2007, respectively. In addition, we directed our product development efforts, over each of the last two fiscal years, primarily towards the completion of several new versions of our OnDemand machines and the development of MedTimes, a medication dispensing system for use in nursing homes. We capitalized approximately $595,000 and $511,000 of software development costs during the fiscal years ended March 31, 2008 and 2007, respectively.

Manufacturing Processes

        MTS has developed integrated punch card manufacturing equipment that completes the various punch card manufacturing steps in a single-line, automated process. We believe that our advanced automation gives us certain speed, cost and flexibility advantages over conventional punch card manufacturers. MTS’s equipment produces finished cards on a single in-line Flexographic press. This process takes the place of approximately five different processes using conventional offset printing methods. MTS has several machines capable of producing punch cards in this manner. In addition to the manufacturing of punch cards, MTS manufactures the machines that are sold to its customers to fill punch cards with medication. The majority of these machines are sold to customers; however, from time to time, we provide, or rent, machines to customers in conjunction with an agreement to purchase certain quantities of punch cards over a specified period.

        MTS uses automated fabrication equipment to produce its medication packaging equipment. We design all essential components of the machines, and we utilize outsourced manufacturers to supplement our manufacturing capacity.

        MTS is dependent on a number of suppliers for the raw materials essential in the production of its products. We believe that relations are good with our existing vendors. However, there can be no assurance that such relations will be adequate in the future or that shortages of any of these raw materials will not arise, causing production delays. MTS believes it is necessary to maintain an inventory of materials and finished punch cards that allows for customer orders to be shipped within the industry standard of two to three days. The inability to obtain raw materials on a timely basis and on acceptable terms may have a material adverse effect on our future financial performance.

Markets and Customers

        The primary customers for MTS’s proprietary packaging equipment and the related consumable punch cards, labels and ancillary supplies are pharmacies that supply prescription medication to nursing homes, assisted living facilities and correctional facilities. These pharmacies serve from 50 to 45,000 nursing home beds per location, and many serve the sub-acute care, assisted living, correctional and home health care markets as well.

        MTS’s products are sold throughout the U.S. primarily through its sales organization and some independent sales representatives. In addition, MTS Limited and BAF distribute products in the U.K., and MTS GmbH distributes products in Germany. Sales to countries outside the U.S. represented approximately 17% of our total revenue in fiscal 2008. Our largest customer in Europe is Lloyds Pharmacy, Ltd., which represents approximately 7% of our European sales and approximately 1% of our overall sales. In the fiscal year ended March 31, 2008, sales to our two largest institutional pharmacy customers, Omnicare, Inc.® and PharMerica, Inc., represented approximately 32% of the Company’s total net sales. In addition, we sell our consumable products to drug wholesalers who in turn resell the products to pharmacies. Sales to three major wholesalers, McKesson, Cardinal Health and Amerisource Bergen®, represented approximately 25% of our net sales in the fiscal year ended March 31, 2008. Some of the sales to the wholesalers are for the indirect benefit of Omnicare and PharMerica.

Segments

        While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the U.S., the U.K. and Germany – to reflect how we manage our business.

Competition

        The pharmacy customers of MTS supply prescribed medications to nursing homes, correctional facilities and assisted living facilities, which are the primary market for MTS’s products. This market is highly competitive, and there are few barriers to entry. There are several competitors that have developed machines that automate the packaging and sealing of: (i) solid medications into punch cards; and (ii) other forms of consumable products. We believe that products developed by our competitors may not be as efficient as our systems because they are not as automated. Our method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication-dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of our competitors have been in business longer and have substantially greater resources than us. There is no assurance that we will be able to compete effectively with competitive methods of dispensing medication, other punch card systems or other consumable products.

        Our primary competitors in the U.S. are Drug Package, Inc., AutoMed® Technologies and RX Systems, Inc. We believe that our automated proprietary packaging equipment distinguishes MTS from its competitors’ less automated systems. Our automated packaging machine with the highest throughput can fill and seal up to 600 consumable medication cards per hour. We believe that our production rates for the prepackaging of prescriptions and our “just-in-time” OnDemand system will meet the needs of our customers who are consolidating and require higher productivity to meet their growing market share. Our primary competitors in Europe are Surgichem, Ltd. and Jones Packaging, Ltd.

Proprietary Technology

        In June 2003, we purchased the rights to certain proprietary technology that had previously been available through a license agreement with the Siegel Family Trust. Our CEO, Todd E. Siegel, is the Trustee of the Siegel Family Trust. The proprietary technology is supported by certain patents, which expire at various times through 2008.

        There are numerous patent applications and patent license agreements for products that we sell and that we have developed. Our business, however, is not materially dependent upon our owning, or obtaining, any single patent from the U.S. Patent and Trademark Office.

        We cannot assure you that we will obtain any additional patents with respect to our medication dispensing or information systems and products or that any patent obtained, now or in the future, will provide meaningful protection from competition.

Government Regulations

        MTS’s products are governed by federal regulations concerning components of packaging materials that are in contact with food and drugs. We have obtained assurances from our vendors that our packaging materials are in conformity with such regulations. However, there is no assurance that significant changes in the regulations applicable to our products will not occur in the foreseeable future. Any such changes could have a material adverse effect on us.

        We cannot predict the extent to which our operations will be effected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Geographic Information

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the U.S. and subsidiaries in the U.K. and Germany. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made. Management evaluates the Company’s business performance on a geographic basis based upon the country in which the sales originate.

Employees

        None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We employ 233 people in the U.S. and 34 people in Europe.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and all of the other information set forth in this prospectus before deciding to invest in shares of our common stock. The following risks comprise all the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business or financial performance. If any of the events or developments described below actually occurred, our business, financial condition or results of operation would likely suffer. In that case, the trading price of our common stock would likely decline, and you would lose all or part of your investment in our common stock.

Risks Related to Our Business

We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase net sales, maintain our margins or grow our market share.

        The market for our products and services is extremely competitive and the barriers to entry in our market are relatively low. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

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

        Our annual and quarterly operating results are affected by a number of factors, including:

    the level and timing of customer orders and related customer acceptances, especially relating to our OnDemand Systems;
    the composition of the costs of revenue between materials, labor and manufacturing overhead;
    our level of experience in manufacturing a particular product;
    fluctuations in materials costs and availability of materials; and
    the timing of expenditures in anticipation of increased sales and customer product delivery requirements; and
    adverse changes in general economic conditions.

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

        For the fiscal year ended March 31, 2008, our 10 largest customers accounted for approximately 52% of our net sales, and our two largest customers accounted for approximately 32% of our net sales. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation and pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net sales and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, could have a material adverse effect on our results of operations.

A substantial portion of our revenue is from the sales of products and provision of services to customers outside the U.S. Thus, we may be subject to certain risks related to international sales and operations.

        Sales of products and the provision of services to customers outside the U.S. accounted for approximately 17% of our consolidated revenue for the fiscal year ended March 31, 2008. We anticipate that international sales and services will continue to account for a significant portion of our revenue in the foreseeable future. As a result, we may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving our strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection.

We depend on a small number of suppliers for the raw materials used in the production of our products.

        We rely on a limited number of suppliers for the raw materials that are essential in the production of our products. We cannot be assured that such suppliers will be able to meet our future demand for raw materials, or that shortages of these raw materials will not arise in the future. We also rely on third parties to manufacture some of our packaging equipment. The failure of such suppliers or third parties to deliver such raw materials or packaging equipment on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

        We manufacture most of the products we sell, but we also use third parties to manufacture packaging equipment. As a result, any prolonged disruption in the operations of our manufacturing facility or the facilities of third parties, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, would have a material adverse effect on our business, financial condition and results of operations. In this regard, our principal manufacturing facility is located in St. Petersburg, Florida and is thus exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes; windstorms; and floods. If our facilities were to be out of production for an extended period, our business, results of operations and financial condition could be materially adversely affected.

We rely on short-term contracts with most of our clients.

        Long-term contracts are usually not a significant part of our business. Accordingly, future results cannot be reliably predicted by considering past trends or extrapolating past results. However, in May 2007, we entered into an agreement with Omnicare, our largest customer to sell 24 OnDemand machines over an 18 month period.

        Our agreement with Omnicare contains terms that could result in penalties if certain events occur. The restrictions and obligations in our agreement limit our flexibility in selling certain products, which could have an adverse effect on our operations and growth and the machines sold pursuant to that agreement are subject to certain acceptance criteria, which may not be achieved.

Our operating results and/or financial condition may be adversely affected if we undertake acquisitions of businesses that do not perform as we expect or that are difficult for us to integrate.

        We expect to continue to implement our growth strategy, in part, by acquiring companies. At any particular time, we may be in various stages of assessment, discussion and negotiation with regard to one or more potential acquisitions, not all of which will be consummated. We make public disclosure of pending and completed acquisitions when appropriate and required by applicable securities laws and regulations.

        Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our results of operations and financial condition may be adversely affected by a number of factors, including: the failure of the acquired businesses to achieve the results we have projected in either the near or long term; the assumption of unknown liabilities; the difficulties of imposing adequate financial and operating controls on the acquired companies and their management and the potential liabilities that might arise pending the imposition of adequate controls; the difficulties in the integration of the operations, technologies, services and products of the acquired companies; and the failure to achieve the strategic objectives of these acquisitions.

Our operating results and/or financial condition may be adversely affected by foreign operations.

        We acquired a distributor of consumable packages in Germany, and expect to consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar.

Our success depends upon retaining the services of our management team.

        We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of the services of any of our key executives for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop and retain qualified management, professionals and technical operating staff. We expend significant resources in recruiting and training our employees, and the pool of available applicants for these positions is limited. The loss of the services of any key executives, or our inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury.

        We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot be assured that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, would adversely affect our business.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

        Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned by, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes both in the U.S. and in foreign countries through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. In addition, because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the U.S.

Intellectual property claims and litigation could subject us to significant liabilities for damages and invalidation of our proprietary rights.

        In the future we may have to resort to litigation to protect our intellectual property rights to protect our trade secrets or to develop the validity and scope of our proprietary rights. Any litigation, regardless of its success, would be costly and require significant time and attention of our key management and technical personnel. The litigation could also force us to:

    stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;
    pay damages;
    enter into licensing or royalty agreements, which may be unavailable under acceptable terms; and
    redesign products and services that incorporate infringing technology.

        We may face infringement claims from third parties in the future. The medical packaging industry has seen frequent litigation over intellectual property rights, and we expect that participants in the medical packaging industry will be increasingly subject to infringement claims as the number of products, services and competitors grow and functionality of the products and services overlap. We cannot be assured that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action or challenge the validity of the third-party intellectual property rights in court. Failure to obtain or maintain intellectual property rights of our products, for any reason, could have a material adverse effect on us.

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

        Our business is subject to federal regulation concerning components of packaging materials that are in contact with food and drugs. While we have had no material difficulty complying with such regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary approvals or that the cost of compliance will not prove to be material. Additionally, we cannot be assured that significant changes in such regulations will not occur in the future. Our inability to comply with the current regulations and any future changes to such regulations could have a material adverse effect on our business, results of operations and financial condition.

Our customers are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on our profitability.

The retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations. Consequently, our customers are subject to the risk of changes in various federal, state and local laws, which include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products they sell; anti-kickback laws; and federal and state laws governing the practice of the profession of pharmacy. Changes in these regulations may require extensive system and operating changes that may be difficult for our customers to implement. Untimely compliance or noncompliance with applicable regulations by our customers could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of their businesses and may substantially increase the costs and burden of pharmaceutical distribution, which could decrease the demand for our products and services.

The changing U.S. healthcare environment may negatively impact our revenue and income.

        Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the U.S. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income.

Our credit facility has restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.

        Our credit facility requires us to maintain specified financial ratios and comply with certain restrictive covenants. Our ability to meet these financial ratios and satisfy these restrictive covenants and tests may be affected by events beyond our control. A breach of any of the restrictive covenants or our inability to comply with the required financial ratios would result in a default under our credit facility or require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. Our credit facility is secured by all of our assets, and accordingly, in the event of default the lender has the right to take possession of any such assets.

We are a holding company and we depend on receiving distributions from our subsidiaries, and we could be harmed if such distributions could not be made in the future.

        We are a holding company with no direct operations and conduct all of our business through our subsidiaries. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent on the cash flow of our subsidiaries and dividends and distributions from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of any current and future indebtedness obligations we may have.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

        We are subject to periodic federal, state and local income and foreign income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit would adversely affect us.

Risks Related to Ownership of Our Common Stock

We do not intend to pay dividends on our common stock.

        We have not declared or paid any dividends on our common stock to date and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the growth of our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

The price of our common stock price may be volatile.

        Our common stock is traded on the American Stock Exchange (“AMEX”), under the symbol “MPP”. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets or other developments affecting us, our clients or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock. It is possible that the stock price may decline to a level where we lose our eligibility to remain listed on AMEX.

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

Our directors, officers and their respective affiliates will continue to have substantial influence over our affairs, which could limit your ability to influence key transactions, including a change in control.

        Our directors, officers and their respective affiliates beneficially own in the aggregate approximately 34% of our outstanding common stock. Consequently, these stockholders have the ability to exert substantial influence over all matters requiring approval by our stockholders. These stockholders may be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, as well as other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination.

Our management includes members of a single family.

        Michael P. Conroy serves as our Chief Financial Officer and his son, James M. Conroy, serves as our Controller. Because of the family relationship among these members of our management, certain employer/employee matters may not be conducted on a fully arms-length basis as would be the case if the family relationship did not exist. However, independent directors unrelated to the Conroy family comprise our Compensation Committee and Audit Committee and we expect that compensation and other significant employer/employee issues, including performance evaluations and compensation reviews, will be conducted on a fully arms-length basis as would be the case if the family relationship did not exist.

Any future issuance of our preferred stock could adversely affect holders of our common stock.

        Our board of directors has the authority to issue shares of preferred stock without any action on the part of our stockholders. In addition, our board also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences upon liquidation or dissolution. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up of our affairs, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

The issuance of additional shares of our common stock as a result of the conversion or exercise of currently outstanding derivative securities may cause our stock price to decline.

    As of March 31, 2008, we had 6,444,005 shares of common stock outstanding. In addition, the following shares of our common stock are issuable upon exercise or conversion of currently outstanding securities:

    625,250 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $1.45 to $13.70; and
    5,900 shares of common stock are issuable upon exercise of currently outstanding common stock purchase warrants having an exercise price of $1.88.

        The possibility of exercise or conversion of these securities and the inclusion of the underlying shares of common stock in the issued and outstanding shares may adversely affect the market price of our common stock.

Provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

        Certain provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and applicable provisions of the Delaware General Corporation Law could deter a change in our management or render more difficult an attempt to obtain control of our company, even if such a proposal is favored by a majority of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, Delaware law prohibit us from engaging in a broad range of business combinations with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. Finally, our amended and restated certificate of incorporation includes undesignated preferred stock, which may enable our board to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Our business will suffer if we fail to comply with federal regulations and rules of the SEC relating to corporate governance reform.

        As a public company, we are subject to certain federal regulations and the rules and regulations of the SEC. The SEC has also adopted rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating federal corporate reform measures adopted by the SEC. In addition, we incur significant legal, accounting and other compliance costs.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

        The trading market for our common stock is influenced by the research and reports that industry or securities analysis publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose viability in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently lease approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, St. Petersburg, Florida. The lease term is for 12 years ending September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $63,370 plus tax and increase to $80,000 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on our balance sheet. The amount of this liability was $388,000 and $319,000 at March 31, 2008 and 2007, respectively.

        In addition, we were paid $400,000 by our landlord when we executed our lease. This payment was provided to us as an incentive to enter into the lease. We recorded this amount as a long-term liability on our balance sheet and are amortizing the benefit of this amount to offset rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,900 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease is on a month-to-month basis

        MTS Limited currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of three years, and the monthly lease payments are approximately $3,600. The lease expires in May 2009 and is cancellable at any time with six months notice.

        When we acquired BAF, we entered into a premises lease with the previous owners of BAF for approximately 12,000 square feet of office and manufacturing space. The lease is for a term of three years, expiring in February 2009. Monthly lease payments are approximately $3,300, and we are also obligated to pay annual operating expenses (i.e., insurance, utilities and property taxes).

        MTS GmbH currently leases approximately 300 square feet of office space. The lease is on a month-to-month basis and can be cancelled with a three-month notice. The monthly lease payments are approximately $1,000.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

        Our common stock is trading on AMEX under the symbol “MPP”. The table below sets forth the range of high and low sales prices and/or bid information for our common stock for the periods indicated, as reported by AMEX.

2008 Fiscal Year	High	Low

First Quarter	$13.44	$10.60
Second Quarter	$12.88	$10.50
Third Quarter	$14.17	$11.64
Fourth Quarter	$13.33	$10.67

2007 Fiscal Year	High	Low

First Quarter	$6.87	$5.85
Second Quarter	$7.98	$5.65
Third Quarter	$9.49	$7.66
Fourth Quarter	$11.70	$9.45

        As of June 27, 2008, there were approximately 1,900 holders of record of our common stock and the closing price of our common stock reported on AMEX was $7.85.

        We have not declared a dividend on our common stock and do not currently intend to declare a dividend. We intend to reinvest our future earnings, if any, into the operations of our business.

Equity Compensation Plan Information

        The following table sets forth certain information relating to our equity compensation plans as of March 31, 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price	Future Issuance Under
Plan Category	of Outstanding Options	of Outstanding Options	Equity Compensation Plans

Equity compensation plans approved by security holders	625,250	$5.09	526,000

Stock Incentive Plan	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	625,250	$5.09	526,000

        We recorded compensation expense of $56,000 ($34,000 net of tax) and $31,000 ($19,000 net of tax) in the fiscal years ended March 31, 2008 and March 31, 2007, respectively, that related to restricted stock grants awarded to our chief operating officer. We also recorded compensation expense of $69,000 ($42,000 net of tax) and $0 in fiscal years ended March 31, 2008 and March 31, 2007, respectively, related to stock grants awarded to the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our business continues to grow for several reasons. First, the aging global population results in more medication being prescribed and increases the number of people that reside in skilled nursing and assisted living facilities. These increases cause revenue to increase for our pharmacy customers, which in turn leads to increased orders for our packaging supplies for medications and our fulfillment automation.  As our customers grow, we grow with them.  Second, we have made strategic acquisitions in Europe, which have added to the organic growth of our core products.  We believe Europe is a receptive market for our packaging and automation systems, and we expect the European market to continue to represent an expanding portion of our total consolidated revenue.  Third, we have invested heavily in technology that has enhanced the automation we sell.  As a result, we have experienced growth in sales of both prepackaging equipment, as well as our highly advanced robotic OnDemand systems.

        Since 2001, our operations have consistently been profitable. Our operating margins, however, have been impacted by our expansion into new markets and our introduction of new products which has led to us hiring additional personnel and investing in our infrastructure.  We believe that our increased investment in personnel and infrastructure has helped to, and will continue to help to, set the stage for future growth and take advantage of our opportunities.  We believe these investments will enhance our chance of success in markets such as retail pharmacy, nutraceutical and our traditional long term care market in the U.S. and Europe.  We believe that our successful launch of our products into the retail pharmacy market, our introduction of automation into the retail pharmacy medication delivery model and the continued acceptance of our OnDemand system automation by our long term care market customers in the U.S. and Europe will combine to significantly increase our revenue and, ultimately, improve our operating margins.

        We believe that our base of business in the long term care market provides us with a very reliable recurring stream of profitable revenue and we remain committed to leverage that base to achieve our long term objectives of increasing our revenues and creating more value for our shareholders.

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2008 and 2007.

	Fiscal Year Ended March 31, 2008

	For The Three Months Ended

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

	(In Thousands, Except Per Share Amounts)
	(Unaudited)
Income Statement Data:
Net Sales	$14,820	$14,118	$14,720	$14,151
Gross Profit	$5,462	$5,842	$5,645	$4,980
Gross Profit Percentage	36.9%	41.4%	38.3%	35.2%
Net Income	$533	$775	$611	$136
Net Income Per Basic Common Share	$0.09	$0.12	$0.10	$0.02

Net Income Per Diluted Common Share	$0.08	$0.12	$0.09	$0.02

	Fiscal Year Ended March 31, 2007

	For The Three Months Ended

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

	(In Thousands, Except Per Share Amounts)
	(Unaudited)
Income Statement Data:
Net Sales	$11,516	$12,856	$12,435	$14,288
Gross Profit	$4,304	$4,905	$4,740	$5,422
Gross Profit Percentage	37.4%	38.2%	38.1%	37.9%
Net Income (Loss)	$381	$563	$(3,832)	$764
Net Income (Loss) Per Basic Common Share	$0.06	$0.09	$(0.63)	$0.12

Net Income (Loss) Per Diluted Common Share	$0.06	$0.09	$(0.63)	$0.11

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Results of Operations

        Net sales for the fiscal year ended March 31, 2008 were $57.8 million compared with $51.1 million during the same period of the prior year. Net sales increased for consumable punch cards and machines sold to new and existing customers by 9.4% overall primarily due to: (1) increased penetration of independent pharmacies; (2) increased market demand due to the aging of the U.S. population; (3) a continued increase in market demand for punch cards; (4) increased international demand for both consumable punch cards and our machines; and (5) increased sales to our largest customers. In addition, revenue associated with the sale of OnDemand and MedLocker machines was $3.9 million during the fiscal year ended March 31, 2008 compared with $3.5 million in the prior year. Revenue in Europe increased 36.2% primarily due to revenue associated with MTS GmbH, our German subsidiary, which was acquired in February 2007. Average selling prices for consumable products were slightly higher during the fiscal year ended March 31, 2008 compared to the prior fiscal year.

        Cost of sales for the fiscal year ended March 31, 2008 was $35.9 million compared with $31.7 million during the prior year. Cost of sales as a percentage of sales was unchanged from the prior fiscal year at 62.1%. The cost of sales as a percentage of sales remained the same as the prior year because additional product margin that was realized on increased net sales was offset by higher factory overhead costs, primarily associated with our automation products.

        Selling, general and administration expenses for the fiscal year ended March 31, 2008 increased 27.2% to $15.7 million from $12.5 million for the prior year. SG&A expense increased primarily due to increased personnel and personnel related costs in both the U.S. and U.K., administrative and selling costs associated with MTS GmbH in Germany and costs related to our automation products and services.

        Depreciation and amortization expenses for fiscal years ended March 31, 2008 and 2007 were $2.8 and $2.4 million, respectively. The increase resulted primarily from additional depreciation expense related to capital equipment acquired during the 2008 fiscal year.

        Interest expense for the fiscal year ended March 31, 2008 increased 71.2% to $637,000 from $372,000 for the prior fiscal year. The increase resulted primarily from higher debt levels and was partially offset by lower interest rates. In December 2007, we borrowed approximately $2.0 million for the purchase of a new punch card press, and in December 2006, we borrowed $6.5 million and used the proceeds to redeem 2,000 shares of our convertible preferred stock.

        Income tax expense was approximately $736,000 during the fiscal year ended March 31, 2008 compared with $1.6 million during the prior fiscal year. The decrease results from lower net income before taxes and a lower effective tax rate. The effective tax rate during the fiscal year ended March 31, 2008 was 26.4% compared with 39.3% during the prior fiscal year. The decrease in the effective tax rate results primarily from the fact that uncertain tax positions previously provided for are not expected to be payable because the applicable statute of limitations regarding those positions have expired. As a result, income tax expense was reduced by approximately $185,000 (6.6% of pretax income). In addition we determined that we have unused net operating loss carryforward available in the State of Florida, and therefore, we recorded an income tax benefit of approximately $135,000, net of tax, during this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        During the fiscal year ended March 31, 2008, we had net income of approximately $2.1 million. Cash provided by operations was approximately $857,000 during the fiscal year ended March 31, 2008 compared to $4.5 million for the prior fiscal year. The decrease results primarily from lower net income, increased inventory levels and deposits provided to an outsourced manufacturer of our OnDemand machines in connection with a significant contract with our largest customer.

        Investing activities used approximately $5.2 million during the fiscal year ended March 31, 2008 compared with $3.0 million during the prior fiscal year. The increase results primarily from higher capital expenditures during this fiscal year including approximately $2.0 million for a new punch card press.

        Financing activities provided approximately $4.7 million during the fiscal year ended March 31, 2008 compared with $1.5 million used during the prior fiscal year. The increase results primarily from increased borrowing under the Credit Facility to fund working capital needs and purchase capital equipment.

        In May 2007, we entered into an agreement to provide sixteen OnDemand Express II and eight AccuFlex® machines to our largest customer over an 18 month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of March 31, 2008, the customer has provided us with deposits of $4.0 million. We have used these cash deposits to pay for deposits to an outsourced manufacturer, and to pay other costs and expenses related to the manufacture and installation of the machines. We hold the remaining cash, which has been recorded as restricted cash, in a separate bank account to be used to fund future costs associated with the manufacture of the machines. We had $158,000 in our restricted cash account at March 31, 2008.

        We had working capital of $13.6 million at March 31, 2008, compared to $6.7 million at March 31, 2007. The increase in working capital resulted primarily from the increase in inventory and deposits to outsourced manufacturers that we have funded primarily with our revolving line of credit.

        We do not maintain significant cash balances because available cash is used to pay down our revolving line of credit. Cash on hand of $662,000 and $292,000 at March 31, 2008 and 2007, respectively, is held in banks located in the U.S., U.K. and Germany. We view the excess availability on our line of credit as our cash reserve. At March 31, 2008, we had approximately $2.0 million available on our revolving line of credit.

        Our revolving line of credit and bank term loans are collateralized by a first security interest in all of our assets. Our revolving line of credit and term loans contain provisions that require us to maintain certain financial covenants. We were in compliance with all provisions of the loan agreements as of March 31, 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

        We currently do not have any off-balance sheet arrangements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed above under “Item 1. Business”. Nevertheless, our management believes the following items involve a higher degree of complexity and judgment.

Revenue Recognition

        We recognize revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. We recognize revenue related to the sale of our OnDemand machines as prescribed in SOP 97-2, Software Revenue Recognition, because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence (VSOE) of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, we recognize the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a twelve-month period.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. We include the actual cost of freight and handling incurred in the cost of sales.

        Revenue is reported net of rebates and discounts provided to customers. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from us. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. We do not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. We normally estimate the uncollectibility of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. We review the status of our accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. An additional reserve of one percent of accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $82,000.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist with this assessment. An additional reserve of one percent of inventory would require an increase in the inventory reserve accounts and would result in additional expense of approximately $145,000.

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the fiscal year ended March 31, 2008, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.2 million. Future claims may affect the reinsurance limits that may be available to us.

Income Taxes

        Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Effective April 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We reported the cumulative effect of $700,000 related to the adoption of FIN 48 as a decrease to retained earnings at the beginning of fiscal 2008.

Goodwill and Other Intangible Assets

        We follow SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly do not amortize goodwill, but will annually review it for impairment. We test goodwill for impairment at least annually and whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit. Testing goodwill for impairment requires us to determine the amount of goodwill associated with reporting units, estimate fair values of those reporting units and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets and estimates of the weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Based on these tests, goodwill was not impaired in 2008 or 2007.

        Other intangible assets acquired in the BAF and MTS GmbH acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets. Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by us are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on a discounted cash flow analysis

Product Development

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

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements with our customers. These estimates are established using historical information on the nature, frequency and average cost of claims. Actual experience could differ from the amounts estimated.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides reporting entities an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of April 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

        In December, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). Under the provisions of SFAS No. 160, a noncontrolling interest in a subsidiary, or minor interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS No. 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statements No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during the fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. Based on our evaluation, our management determined that our internal control over financial reporting was effective as of March 31, 2008.

        Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

        None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2008 fiscal year.

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

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2008 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2008 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2008 fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2008 fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements, and related notes thereto, of MTS with the independent auditors’ report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 54 of this report.

2.	Schedules not listed in the Index to Financial Statements have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	For Exhibits, see Item 15(b) below.

(b)	List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of, or incorporated by reference into this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

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

        We have audited the accompanying consolidated balance sheets of MTS Medication Technologies, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Medication Technologies, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective April 1, 2007.

/s/ GRANT THORNTON LLP
Tampa, Florida
June 27, 2008

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007
(In Thousands)

ASSETS

	2008	2007

Current Assets:
Cash	$662	$292
Restricted Cash	158	–
Accounts Receivable, Net	8,213	9,194
Inventories, Net	14,504	5,767
Prepaids and Other	2,528	926
Deferred Tax Asset	495	271

Total Current Assets	26,560	16,450

Property and Equipment, Net	7,746	5,344
Goodwill	1,161	740
Other Intangible Assets, Net	783	808
Other Assets, Net	2,198	2,507

Total Assets	$38,448	$25,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,653	$6,633
Current Maturities of Long-Term Debt	74	2,447
Current Maturities of Related Party Note Payable	106	328
Customer Deposits	4,123	391

Total Current Liabilities	12,956	9,799

Long-Term Debt, Less Current Maturities	11,691	5,395
Related Party Note Payable, Less Current Maturities	–	106
Other Liabilities	834	283
Deferred Tax Liability	376	553

Total Liabilities	25,857	16,136

Commitments and Contingencies (Note 18)

Stockholders' Equity:
Common Stock	64	62
Capital In Excess of Par Value	10,137	8,736
Accumulated Other Comprehensive Income	374	254
Retained Earnings	2,344	989
Treasury Stock	(328)	(328)

Total Stockholders' Equity	12,591	9,713

Total Liabilities and Stockholders' Equity	$38,448	$25,849

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2008 AND 2007
(In Thousands; Except Earnings Per Share Amounts)

	2008	2007

Net Sales	$57,809	$51,095
Costs and Expenses:
Cost of Sales	35,880	31,736
Selling, General and Administrative	15,716	12,461
Depreciation and Amortization	2,785	2,354

Total Costs and Expenses	54,381	46,551

Operating Income	3,428	4,544

Other Expenses:
Interest Expense	637	372

Income Before Taxes	2,791	4,172

Income Tax Expense	736	1,641

Net Income	2,055	2,531

Convertible Preferred Stock Dividends	–	151

Constructive Dividend Related to Redemption of Convertible Preferred Stock	--	4,504

Net Income (Loss) Available to Common Stockholders	$2,055	$(2,124)

Net Income (Loss) Per Basic Common Share	$0.32	$(0.35)

Net Income (Loss) Per Diluted Common Share	$0.31	$(0.35)

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2008 AND 2007
(In Thousands; Except Shares)

	Preferred Stock		Common Stock		Capital	Accumulated	Retained
	$.001 Par Value		$.01 Par Value		In Excess	Other	Earnings			Total
					of Par	Comprehensive	(Accumulated	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Deficit)	Shares	Stock	Equity

Balance March 31, 2006	2,000	$2	6,017,065	$60	$13,887	$91	$(1,279)	(60)	$(328)	$12,433
Tax Benefit of Stock Option Exercises					212					212
Exercise of Stock Options			221,600	2	860					862
Stock Grants Issued			5,000	–	31					31
Share-Based Compensation					115					115
Redemption of Preferred Stock	(2,000)	(2)			(6,218)		(263)			(6,483)
Convertible Preferred Stock Dividends					(151)					(151)
Comprehensive Income:
Net Income							2,531			2,531
Foreign Currency Translation Adjustment						163				163

Total Comprehensive Income										2,694

Balance March 31, 2007	–	$–	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713

Tax Benefit of Stock Option Exercises					284					284
Exercise of Stock Options			190,400	2	948					950
Stock Grants Issued			10,000	–	125					125
Share-Based Compensation					44					44
Cumulative Effect of Initial Application of FIN 48							(700)			(700)
Comprehensive Income:
Net Income							2,055			2,055
Foreign Currency Translation Adjustment						120				120
Total Comprehensive Income										2,175

Balance March 31, 2008	–	$–	6,444,065	$64	$10,137	$374	$2,344	(60)	$(328)	$12,591

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008 AND 2007
(In Thousands)

	2008	2007

Operating Activities
Net Income	$2,055	$2,531
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,801	2,354
Tax Benefit of Options Exercised	(284)	(212)
Deferred Income Taxes	(424)	823
Share-Based Compensation	169	146
Amortization of Lease Incentive	(33)	(33)
Gain on Foreign Currency Transactions	(2)	–
Loss on Disposal of Equipment	–	17
Changes in Assets and Liabilities, Net of Acquisitions:
Restricted Cash	(158)	–
Accounts Receivable, Net	1,037	(1,810)
Inventories, Net	(8,593)	(244)
Prepaids and Other	(1,601)	(558)
Accounts Payable and Other Accrued Liabilities	2,158	1,058
Customer Deposits	3,732	391

Total Adjustments	(1,198)	1,932

Net Cash Provided by Operating Activities	857	4,463

Investing Activities
Expended for Acquisition of Businesses Net of Cash Acquired	(271)	(453)
Expended for Property and Equipment	(4,204)	(1,831)
Expended for Product Development	(595)	(511)
Expended for Patents and Other Assets	(123)	(167)
Proceeds from Sale of Property and Equipment	–	4

Net Cash Used in Investing Activities	(5,193)	(2,958)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(1,919)	(1,259)
Payments on Related Party Note Payable	(328)	(308)
Paydowns on Revolving Line of Credit	(40,434)	(46,781)
Advances on Revolving Line of Credit	43,382	46,027
Paydowns on New Credit Facility	(6,083)	–
Advances on New Credit Facility	17,747	–
Repayment of Previous Credit Facility	(8,773)	–
Expended for Financing Costs	(79)	(30)
Borrowing on Term Loans	–	6,400
Tax Benefit of Options Exercised	284	212
Proceeds from Exercise of Stock Options	950	862
Dividends on Convertible Preferred Stock	–	(151)
Redemption of Preferred Stock	–	(6,483)

Net Cash Provided by (Used in) Financing Activities	4,747	(1,511)

Effect of Exchange Rate Changes on Cash	(41)	(149)

Net Increase (Decrease) in Cash	370	(155)
Cash at Beginning of Period	292	447

Cash at End of Period	$662	$292

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND INFORMATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. The Company is a holding company that operates through its subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”) and MTS Medication Technologies, Ltd. (“MTS Limited”). BAF Printers, Ltd. (“BAF”) and MTS Medication Technologies GmbH (“MTS GmbH”) are wholly owned subsidiaries of MTS Limited.

        MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the U.S. Its customers are predominantly pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and packaging equipment in its own facilities and also uses third parties to manufacture packaging equipment. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. The Company’s medication dispensing systems and products provide innovative methods for dispensing medications in consumable packages. MTS Limited and its subsidiaries distribute products for MTSP in the U.K and Germany. In addition, BAF manufactures and sells prescription bags and labels in the U.K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited, BAF and MTS GmbH. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008 and 2007, the Company’s cash includes the U.S. dollar equivalent of approximately $468,000 and $291,000, respectively, maintained in banks primarily in the U.K. and Germany. There were no cash equivalents for all periods presented.

Inventories

        Inventories are stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of March 31, 2008 and 2007, the Company established an inventory valuation allowance of approximately $616,000 and $340,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided as part of the machine sales agreements with its customers. The warranty period is generally for a six-month period. The balance was approximately $23,000 and $81,000 at March 31, 2008 and 2007, respectively. Warranty and service costs incurred during the years ended March 31, 2008 and 2007 totaled approximately $762,000 and $416,000, respectively. The reserve is an estimate based on historical trends, the number of machines under warranty, the cost of replacement parts and the expected reliability of the Company’s products. Warranty and service costs are charged against the accrual when incurred.

Revenue Recognition

        The Company recognizes revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. The Company recognizes revenue related to the sale of its OnDemand machines as prescribed in SOP 97-2, Software Revenue Recognition, because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence (VSOE) of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer; however, because the installation of the machine is essential to the functionality of the machine, the recognition of any of the revenue associated with the machine is deferred until the machine is installed or in certain instances, acceptance occurs. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, the Company recognizes the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a twelve-month period.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. The Company includes the actual cost of freight and handling incurred in cost of sales.

        Revenue is reported net of rebates and discounts provided to customers and excludes sales tax. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $1.1 million for each of the fiscal years 2008 and 2007, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

        There were two customers whose sales accounted for approximately 32% of net sales for fiscal years 2008 and 2007, respectively.

Accounts Receivable

        As of March 31, 2008, accounts receivable includes approximately $126,000 due from insurance companies for claims made pursuant to the reinsurance policies in effect for the self-insurance medical health benefit plan.

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The invoiced amounts generally include any taxes due to various tax jurisdictions that the Company collects from the customer and remits to the appropriate tax jurisdictions. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company continually estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. As of March 31, 2008 and 2007, the Company has established an allowance for doubtful accounts of approximately $145,000 and $149,000, respectively, to account for estimated uncollectible accounts.

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

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $331,000 and $663,000 in research and development costs during the years ended March 31, 2008 and 2007, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s hardware components and the software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company capitalized approximately $595,000 and $511,000 of product development costs during the years ended March 31, 2008 and 2007, respectively.

        All product development costs are generally amortized on a straight-line basis over a three (3) to five (5) year period, the estimated useful life of the related asset. Amortization expense related to product development costs was approximately $570,000 and $502,000 for the years ended March 31, 2008 and 2007, respectively.

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

Goodwill and Other Intangible Assets

        The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and accordingly does not amortize goodwill, but will annually review it for impairment. No impairment of goodwill was identified during 2008 or 2007. Other intangible assets acquired in acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss may be recognized based on a discounted cash flow analysis. There were no impairment losses in 2008 and 2007.

Earnings Per Share

        Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period and any warrants outstanding that are exercisable at a de minimus amount. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method.

Income Taxes

        Income taxes are provided for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109, effective April 1, 2007. FIN 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on tax return, including the decision whether to file or not to file in a particular jurisdiction. FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, provides further guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FIN 48 beginning in the first quarter of fiscal 2008.

Treasury Stock

        The Company records its treasury stock at cost.

Share-Based Compensation

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123R (revised 2004) Share Based Payment (SFAS No. 123R). Compensation expense is recognized over the relevant service period on a straight-line basis.

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123R:

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the years ended March 31, 2008 and 2007, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. In addition, during the year ended March 31, 2008, the Company issued 5,000 shares of restricted stock to the Board of Directors as additional compensation for their services. The Company recorded share-based compensation expense in the amount of approximately $125,000 ($76,000 net of tax) during the year ended March 31, 2008 and approximately $31,000 ($19,000 net of tax) during the year ended March 31, 2007 based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over a three-year period. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. The Company granted 69,000 options to employees during the year ended March 31, 2008.

The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of March 31, 2008, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the year ended March 31, 2008.

        As of March 31, 2008, the Company has unrecognized compensation cost of approximately $252,000 expected to be recognized over the next three years for share-based awards granted.

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

Foreign Currency Transactions and Translation

        For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. Foreign currency gains for the years ended March 31, 2008 and 2007 were not significant to the consolidated results of operations.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides reporting entities an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of April 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

        In December, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). Under the provisions of SFAS No. 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS No. 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS No. 160 will be effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No.133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact that this statement will have, if any, on our consolidated financial statements.

NOTE 3 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex™ machines to its largest customer over an 18 month period. The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines. The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines. As of March 31, 2008, the customer has provided the Company with deposits of approximately $4.0 million. The Company has used these cash deposits to pay for deposits to an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines. The Company holds the remaining cash in a separate bank account to be used to fund future costs associated with the manufacture of the machines.

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

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit. In addition, the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of March 31, 2008, the Company delivered ten machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the ten machines were not delivered according to the delivery schedule.

        In December 2007, the Company and the customer agreed to suspend deliveries of additional machines under the agreement and concentrate their efforts on installation, training and the development of acceptance criteria to evaluate delivered machines. In March 2008, shipments of additional machines resumed. Subsequent to March 31, 2008, the customer acknowledged the acceptance of six machines upon the equipment meeting its performance specification.

NOTE 4 – ACCOUNTS RECEIVABLE

        Accounts receivable are shown net of an allowance for doubtful accounts of $145,000 and $149,000 at March 31, 2008 and 2007, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31, 2008	March 31, 2007

	(In Thousands)
Beginning Balance	$149	$236
Provision for Doubtful Accounts and Charge-Offs	(4)	(87)

Ending Balance	$145	$149

        All of the Company’s accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk – The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2008 and 2007, three customers comprised approximately 18% in each year of the total outstanding accounts receivable, and one of those customers represented 10% and 8%, respectively of the total outstanding accounts receivable.

NOTE 5 – INVENTORIES

        Inventories consist of the following:

	March 31, 2008	March 31, 2007

	(In Thousands)
Raw Material	$3,894	$2,678
Work in Process	4,280	389
Finished Goods	6,946	3,040
Less: Inventory Valuation Allowance	(616)	(340)

	$14,504	$5,767

        The changes in the inventory valuation allowance are summarized as follows:

	March 31, 2008	March 31, 2007

	(In Thousands)
Beginning Balance	$340	$192
Provision for Obsolescence	768	307
Charge-Offs	(492)	(159)

Ending Balance	$616	$340

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 6 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31, 2008	March 31, 2007

	(In Thousands)
Machinery and Equipment	$11,971	$9,198
Software and Computer Equipment	1,752	944
Furniture and Fixtures	$915	$484
Leasehold Improvements	1,148	1,024

	15,786	11,650
Less: Accumulated Depreciation and Amortization	(8,040)	(6,306)

	$7,746	$5,344

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $1,840,000 and $1,538,000 for fiscal years ending March 31, 2008 and 2007, respectively, which is included in depreciation and amortization on the consolidated statement of operations.

NOTE 7 — GOODWILL

        The changes in the carrying value of goodwill during the years ending March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007

	(In Thousands)
Beginning Balance	$740	$480
MTS GmbH Acquisition	–	200
Contingent Consideration Paid	375	–
Foreign Currency Translation	46	60

Ending Balance	$1,161	$740

NOTE 8 – OTHER ASSETS AND OTHER INTANGIBLE ASSETS

        Other assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2008	2007

		(In Thousands)

Product Development	3 – 5	$4,226	$3,760
Less: Accumulated Amortization		(2,774)	(2,205)

		$1,452	$1,555

Patents	5 – 17	$2,712	$2,639
Less: Accumulated Amortization		(2,093)	(1,831)

		$619	$808

Financing Costs	3 – 5	$122	$162
Less: Accumulated Amortization		(44)	(120)

		$78	$42

Other		$49	$102

Total Other Assets, Net		$2,198	$2,507

        All of the Company’s other assets are pledged as collateral on bank notes.

        The following is a schedule by year for the amortization of patents:

(In Thousands)

2009 ...........................................................	$128
2010 ...........................................................	$35
2011 ...........................................................	$35
2012 ...........................................................	$35
2013 ...........................................................	$35
Thereafter .................................................	$351

        Patent amortization expense was approximately $261,000 and $258,000 for the years ended March 31, 2008 and 2007, respectively.

        Other intangible assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2008	2007

		(In Thousands)

Customer Relationship	15	$810	$751
Less: Accumulated Amortization		(92)	(37)

		$718	$714

Non-Compete	2 – 7	$117	$106
Less: Accumulated Amortization		(52)	(12)

		$65	$94

Total Other Intangible Assets, Net		$783	$808

        The following is a schedule by year for the amortization of other intangible assets:

(In Thousands)

2009 ...........................................................	$88
2010 ...........................................................	$62
2011 ...........................................................	$62
2012 ...........................................................	$62
2013 ...........................................................	$62
Thereafter .................................................	$447

        Amortization expense for other intangible assets was approximately $95,000 and $45,000 for the years ended March 31, 2008 and 2007, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	March 31, 2008	March 31, 2007

	(In Thousands)

Accounts Payable	$5,658	$3,478
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	1,953	1,164
Income, Franchise and Sales Taxes	409	675
Other	633	1,316

	$8,653	$6,633

        Accounts payable includes outstanding checks of approximately $378,000 and $1,095,000 as of March 31, 2008 and 2007, respectively.

NOTE 10 – LONG-TERM DEBT AND RELATED PARTY NOTE PAYABLE

        Long-term debt consists of the following:

	March 31, 2008	March 31, 2007

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (4.45% at March 31, 2008).	$11,664	$–

Term Loan	–	6,075

Revolving Line of Credit	–	1,557

Note payable to related party payable in monthly installments of $28,785 including interest at 6.25% through July 2008.	106	434

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	101	210

Total Long-Term Debt	11,871	8,276

Less Current Portion (including $106,000 and $328,000, respectively due to a related party).	(180)	(2,775)

Long-Term Debt Due After One Year	$11,691	$5,501

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

        The Credit Facility will be available on a revolving basis during the period commencing on December 19, 2007 and ending on November 30, 2010 and contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of March 31, 2008.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of the domestic wholly owned subsidiaries, and 65% of the foreign wholly owned subsidiaries. There was approximately $11.7 million borrowed and an additional $2 million available on the Company’s reducing revolving line of credit at March 31, 2008. As of June 27, 2008, there was approximately $11.6 million borrowed and $1.7 million available.

        The following is a schedule by year of the regularly scheduled principal payments required on the notes payable and long-term debts as of March 31, 2008:

(In Thousands)

2009 ...........................................................	$180
2010 ...........................................................	$27
2011 ...........................................................	$11,664
Thereafter .................................................	$–

        Interest expense for the years ended March 31, 2008 and 2007 amounted to approximately $637,000 and $372,000, respectively, of which $19,000 and $38,000, respectively, represent related party interest.

NOTE 11 – LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2008.

(In Thousands)

2009 ...........................................................	$898
2010 ...........................................................	$823
2011 ...........................................................	$818
2012 ...........................................................	$818
2013 ...........................................................	$818
Thereafter .................................................	$2,865

        The Company has applied the provisions of FASB Statement No. 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on the Company’s balance sheet. The amount of this liability was $388,000 and $319,000 at March 31, 2008 and 2007, respectively. Rent expense amounted to approximately $1,479,000 and $1,258,000 for the years ended March 31, 2008 and 2007, respectively.

        The Company received $400,000 from its landlord when its headquarters lease was executed. This payment was provided as an incentive to enter into the lease. The amount is recorded as a long-term liability on the balance sheet and is being amortized as a reduction of rent expense over the term of the lease. The unamortized balance was $283,000 and $316,000 as of March 31, 2008 and 2007, respectively. The amortization of the lease incentive was $33,000 in both years.

NOTE 12 – ACQUISITIONS

        In February 2007, the Company acquired all of the outstanding shares of MTS GmbH. The acquisition was made to assist the Company with its plans to introduce its products into Germany. The total purchase price of the acquisition was $733,000 and included $331,000 of cash paid, $252,000 of assumed liabilities and $150,000 of transaction fees and expenses.

        In addition, the Company may pay an additional $390,000 over the next five (5) years if the operations of MTS GmbH meet certain financial performance objectives. The acquisition was accounted for under the purchase method of accounting and accordingly, the amount paid at closing was allocated based on the fair value of the assets acquired and liabilities assumed. The amount of contingent consideration that may be payable has not been recorded because of the uncertainty as to whether the amount will ultimately be paid. However, the Company would record any future payment or accrual of contingent consideration as an adjustment to goodwill.

        The purchase price was allocated as follows:

In Thousands

Current Assets	$172
Property and Equipment	17
Goodwill	200
Customer Relationship	272
Non-Compete Agreement	49
Other	23

$733

        The goodwill is attributable to the general reputation of the business and the collective experience of management and employees. Any impairment charges related to goodwill and any amortization of other intangibles will not be deductible for tax purposes.

NOTE 13 – 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan (the “Plan”). The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2008 and 2007, the Company made matching contributions of approximately $64,000 and $40,000, respectively, to the Plan.

NOTE 14 – SELF INSURANCE PLAN

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2008, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1,232,000. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $75,000 and $95,000 at March 31, 2008 and 2007, respectively, for all unpaid claims incurred and reported during fiscal year 2008 and an estimate of claims incurred during fiscal year 2008 that have not been reported as of March 31, 2008. Self insured medical claims costs incurred during the years ended March 31, 2008 and 2007 totaled approximately $1,140,000 and $885,000, respectively. During the year ended March 31, 2008, the Company incurred claims that exceeded the $100,000 limit per participant, and as a result received $18,000 in reimbursements from the insurance carrier and expects to receive an additional $126,000 during fiscal 2009, which is recorded in accounts receivable in the accompanying consolidated balance sheets.

NOTE 15 – TAXES

        The components of income tax expense are as follows:

	2008	2007

	(In Thousands)

Federal
Current	$636	$695
Deferred	(202)	654

State
Current	143	179
Deferred	(121)	73

Foreign
Current	311	40
Deferred	(31)	–

Total Current	1,090	914
Total Deferred	(354)	727

Total Taxes	$736	$1,641

        The differences between the effective tax rates and the U.S. statutory rate are as follows:

	Years Ended March 31,

	2008		2007

Tax Expense at United States Statutory Rate	34.0%		34.0%
State Income Tax, Net	2.1%		4.0%
Provision for Tax Uncertainties	(2.8%	)	–
Deferred Tax Asset for State NOL	(4.8%	)	–
Foreign Earnings Taxed at Lower Rates	(1.2%	)	–
Other Items	(0.9%	)	1.3%

Effective Tax Rate	26.4%		39.3%

        Earnings from operations before income tax expense by jurisdiction was a follows:

	Years Ended March 31,

	2008	2007

	(In Thousands)

United States	$1,871	$3,831
Outside the United States	920	341

	$2,791	$4,172

        At March 31, 2008, undistributed earnings of our foreign operations totaling $1.1 million were considered to be permanently reinvested. Therefore, no deferred tax liability has been recorded related to those earnings.

        Deferred taxes consist of the following:

	March 31, 2008	March 31, 2007

	(In Thousands)
Current:
Deferred Tax Assets:
Reserves and Provisions	184	124
Tax Loss Carryforward	$58	$–
Inventory Valuation Allowance	201	101
Allowance for Doubtful Accounts	52	46

Current Deferred Tax Assets, Net	495	271

Noncurrent:
Deferred Tax Assets:
Reserves and Provisions	298	185
Tax Loss Carryforward	$49	$–

Noncurrent Deferred Tax Asset	347	185

Deferred Tax Liability:
Depreciation/Amortization	(723)	(738)

Noncurrent Deferred Tax Liability	(723)	(738)

Noncurrent Deferred Tax Liability, Net	(376)	(553)

Net Deferred Tax Liability	$119	$(282)

         The Company adopted the provisions of FIN 48 as of April 1, 2007, which resulted in a reduction of our retained earnings by $700,000. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlements. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2008, unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements and interest and penalties, amounted to approximately $584,000.

         The following table summarizes the activity related to only the unrecognized tax benefits from April 1, 2007 to March 31, 2008:

         The following table summarizes the activity related to unrecognized tax benefits from April 1, 2007 to March 31, 2008:

Unrecognized Tax Benefits

(In Thousands)

Balance at April 1, 2007	$607
Additions based on tax positions related to current year	19
Reductions based on lapse of applicable statue of limitations	(185)
Reductions based on settlements made	(79)

Balance at March 31, 2008	$362

        At March 31, 2008, the Company accrued interest and penalties on unrecognized tax benefits of $222,000, and the Company recognized $56,000 of interest and penalties before any tax benefits, in its consolidated statements of operations during 2008. The total of $584,000 in unrecognized tax benefits at March 31, 2008 would reduce income tax expense and the effective tax rate if recognized. The Company continues to report interest and penalties on tax deficiencies as income tax expense. It is reasonably possible that audit resolutions and expiration of statutes of limitations could potentially reduce unrecognized tax benefits by up to $202,000 during the next twelve months.

        The Company filed a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examination by tax authorities for years before fiscal 2002.

        The Company has a net operating loss carry forward with the State of Florida of approximately $2,935,000 which will expire in fiscal year 2017. The company has recorded the tax benefit of this NOL because it believes that the benefit will be realized in future years based on its expectations regarding future profitability.

NOTE 16 – STOCKHOLDERS’ EQUITY

        Stockholders’ Equity consists of the following:

	March 31, 2008	March 31, 2007
Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000
Issued Shares	–	–
Outstanding Shares	–	–

	March 31, 2008	March 31, 2007
Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000
Issued Shares	6,444,065	6,243,665
Outstanding Shares	6,444,005	6,243,605

Stock Options

        The current MTS Medication Technologies, Inc. Stock Incentive Plan (the “Stock Plan”) provides for the granting to employees of restricted stock and incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 600,000 shares of common stock are reserved for issuance under the Stock Plan. As of March 31, 2008, options to purchase 625,250 shares were outstanding under the Stock Plan and the Company’s previous stock incentive plan, and there were 526,000 options available for issuance under the Stock Plan.

        Incentive stock options generally contain terms that provide for straight-line vesting over a three-year period and expire at the time the recipient ceases to be employed by the Company or ten years, whichever occurs first.

        In connection with the exercise of options under the Company’s Stock Plan, during the fiscal years ended March 31, 2008 and 2007, tax benefits to the Company of $284,000 and $212,000, respectively, were recorded as additional paid in capital.

        As of March 31, 2008, the Company has unrecognized compensation cost of approximately $252,000 expected to be recognized over the next three years for share-based awards granted.

        Activity related to options is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2006	1,048,600	$1.45	-	$12.45	$4.23
Granted in Fiscal 2007:
Officers and Directors	21,750			$7.03	$7.03
Employees	7,500	$7.95	-	$10.44	$8.78
Options Exercised	(221,600)	$1.50	-	$7.03	$3.70
Options Expired	(93,000)	$1.85	-	$12.45	$5.81

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27
Granted in Fiscal 2008:
Officers and Directors	20,000			$13.70	$13.70
Employees	49,000	$12.19	-	$13.70	$13.47
Options Exercised	(190,400)	$1.50	-	$6.55	$4.99
Options Expired	(16,600)	$1.45	-	$5.00	$3.23

Outstanding at March 31, 2008	625,250	$1.45	-	$13.70	$5.09

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	233,500	3.0	$1.55
$2.50 - $4.47	69,500	5.0	$3.79
$5.60 - $13.70	322,250	7.8	$7.95

	625,250

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	233,500	3.0	$1.55
$2.50 - $4.47	29,500	4.2	$2.87
$5.60 - $13.70	249,917	7.3	$6.41

	512,917

        The options outstanding at March 31, 2008 expire on various dates commencing in March 2010 and ending in February 2017.

        At March 31, 2008, exercisable options had aggregate intrinsic values of approximately $4,194,000. At March 31, 2008, exercisable warrants had aggregate intrinsic values of approximately $61,000. At March 31, 2008, outstanding options had aggregate intrinsic values of approximately $4,424,000.

        The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of March 31, 2008, which expire in 2009. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the year ended March 31, 2008.

        Options exercised during the year ended March 31, 2008, had intrinsic values of approximately $1,366,000. The weighted average grant date fair value for options issued during the year ended March 31, 2008 and 2007 was $4.07 and $4.36, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended March 31,

	2008	2007

Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	27%	82%
Risk-Free Interest Rate (3)	2%	5%
Expected Life in Years (4)	5	3

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. The Company has not paid dividends on common stock in the past and is prohibited from paying dividends without the consent of its secured lender.

(2)	The determination of expected stock price volatility for options granted was based on historical MTS common stock prices over a period commensurate with the expected life of the option.

(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the options.

(4)	The expected life in years for options granted was based on the historical exercise patterns experienced by the Company.

NOTE 17 – EARNINGS PER SHARE

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

        The following table sets forth the computation of net income (loss) per basic and diluted common share:

	Year Ended March 31,

	2008	2007

	(In Thousands, Except Earnings Per Share Amounts)
Numerator:

Net Income (Loss) Available to Common Stockholders	$2,055	$(2,124)

Denominator:

Add:

Weighted Average Shares Outstanding - Basic	6,352	6,076

Effect of Dilutive Options and Warrants	355	–

Weighted Average Shares Outstanding - Diluted	6,707	6,076

Net Income (Loss) Per Common Share - Basic	$0.32	(0.35)

Net Income (Loss) Per Common Share - Diluted	$0.31	$(0.35)

        The effect of 69,000 and 8,500 options were not included in the calculation of net income per diluted common share for fiscal years 2008 and 2007, respectively, as the effect would have been anti-dilutive.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

        The Company has entered into certain agreements for the purchase of capital equipment, materials used to manufacture its products for resale and the outsourced manufacturing of products for resale as follows:

        Capital equipment expected to be placed in service during the fiscal year ending March 31, 2009.    $3,246,000
        Outsourced manufacturing of products for resale during the fiscal year ending March 31, 2009.       $3,816,000

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

NOTE 19 – SUBSEQUENT EVENT

        In April 2008, the Company entered into interest rate swap agreements to effectively fix variable interest rate on $8 million of floating rate debt over one to three year terms. The swap agreements were designated as cash flow hedges and will be recorded at fair value in the consolidated balance sheets and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income.

NOTE 20 – SEGMENT INFORMATION

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the U.S. and subsidiaries in the U.K. and Germany. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made. Management evaluates the Company’s business performance on a geographic basis based upon the country in which the sales originate.

        Identifiable assets of the foreign subsidiaries are those assets related to the operations of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	United Kingdom	Germany	Elimination		Consolidated

	(In Thousands)
2008
Sales to Unaffiliated Customers	$48,185	$8,441	$1,183		$–	$57,809
Intercompany Sales	$2,897	$–	$–		$(2,897)	$–
Operating Income	$2,647	$688	$124		$(31)	$3,428
Identifiable Assets	$33,045	$4,830	$1,147		$(574)	$38,448
Depreciation and Amortization	$2,571	$157	$57	$		$2,785
Capital Expenditures	$4,137	$58	$9		$–	$4,204

	United States	United Kingdom	Germany	Elimination	Consolidated

	(In Thousands)
2007
Sales to Unaffiliated Customers	$44,028	$6,931	$136	$–	$51,095
Intercompany Sales	$2,163	$–	$–	$(2,163)	$–
Operating Income	$4,436	$90	$12	$6	$4,544
Identifiable Assets	$20,598	$4,321	$802	$128	$25,849
Depreciation and Amortization	$2,147	$200	$7	$–	$2,354
Capital Expenditures	$1,773	$58	$–	$–	$1,831

        Sales in Canada have been included in the U.S. because they are not material.

        Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense.

NOTE 21 – FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter, the Company recorded an accrual of approximately $290,000 for unused vacation pay for all of its employees as of March 31, 2008. The Company has historically had a vacation pay policy that does not allow employees to carryover unused vacation pay past the anniversary date of their date of hire. Therefore, this policy, provides that an employee can not be paid for more than fifty-two (52) weeks in any fiscal year. However, employees that are terminated are entitled to receive the amount of vacation pay earned up to the date of termination of employment. During the fiscal years ended on March 31, 2005 through March 31, 2007, the Company accrued vacation pay for only the estimated amount of vacation pay for potential terminated employees as opposed to accruing for amounts earned by all employees since the previous anniversary date. As a result of this accrual, payroll expense for the fiscal year ended March 31, 2008 includes fifty-two (52) weeks of salaries and the amount of accrued vacation pay of approximately $290,000, which includes approximately $242,000 earned and unrecognized at March 31, 2007.

        The Company intends to change its vacation policy in fiscal 2009 to provide that all employees must use, or lose, their respective vacation pay at the end of each fiscal year, rather than on their respective anniversary dates of employment. As a result, the fiscal year 2009 payroll expense will include fifty-two (52) weeks of salaries for all employees, less the amount of accrued vacation pay, which will no longer be applicable because of the change in vacation policy.

        During the fourth quarter, the Company recorded a state tax benefit of approximately $135,000, net of Federal tax, associated with an unused net operating loss carry-forward related to its operations in the State of Florida. Although this state tax benefit was generated in prior fiscal years, the Company discovered the fact that the tax benefit existed during a review of its income tax provision for the fiscal year ended March 31, 2008.

        The Company has evaluated the effect that each of the above amounts may have had on the financial results in periods prior to the year ended on March 31, 2008 and concluded that any amounts that relate to those previous years were not material to its financial statements in those prior years and has therefore recorded these amount in the fourth quarter of the fiscal year ended on March 31, 2008.

NOTE 22 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007

	(In Thousands)
Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$690	$364
Cash Paid for Taxes	$1,249	$597

Non-Cash Activities

        During the fiscal year ended March 31, 2008 and 2007, the Company reclassified the following:

		2008	2007

		(In Thousands)

1.	Machine rentals from inventory to equipment	$(12)	$(80)
2.	Product development costs to inventory	$129	$–

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2008	MTS MEDICATION TECHNOLOGIES, INC.

	By:	/s/ Todd E. Siegel
Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	June 30, 2008
Todd E. Siegel	(principal executive officer)

/s/ Michael P. Conroy	Chief Financial Officer and Vice President and Corporate Secretary	June 30, 2008
Michael P. Conroy	(principal financial officer)

/s/ Michael D. Stevenson	Chief Operating Officer	June 30, 2008
Michael D. Stevenson

/s/ James M. Conroy	Controller (principal accounting officer)	June 30, 2008
James M. Conroy

/s/ John Stanton	Director and Vice Chairman of the Board of Directors	June 30, 2008
John Stanton

/s/ Allen S. Braswell	Director	June 30, 2008
Allen S. Braswell

/s/ Irv I. Cohen	Director	June 30, 2008
Irv I. Cohen

/s/ David W. Kazarian	Director	June 30, 2008
David W. Kazarian

/s/ Chet Borgida	Director	June 30, 2008
Chet Borgida

/s/ Edgardo A. Mercadante	Director	June 30, 2008
Edgardo A. Mercadante

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Bylaws. (4)
4.1	Specimen Stock Certificate. (3)
4.2	Certificate of Designation of Series A Preferred Stock. (5)
4.3	See Exhibits 10.4-10.7 for additional Instruments Defining the Rights of Security Holders.
10.1	Lease effective August 2, 1993 by and between C & C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio. (6)
10.2	Form of Director/Officer Indemnification Agreement. (6)
10.3	Stock Option Plan dated March 4, 1997. (7)
10.4	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (8)
10.5	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (8)
10.6	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (8)
10.7	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (8)
10.8	Employment Agreement between Medical Technology Systems, Inc. and Todd E. Siegel dated July 1, 2003. (9)
10.9	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (10)
10.10	Co-Marketing Agreement between Cardinal Health and Medical Technology Systems, Inc. dated May 13, 2004. (10)
10.11	Employment Agreement between MTS Medication Technologies, Inc. and Michael D. Stevenson dated April 1, 2004. (11)
10.13	Share Purchase Agreement between BAF, Ltd. and MTS Medication Technologies, Ltd. dated February 22, 2006. (12)
10.14	Sub-Lease of the Property between BAF, Ltd. and MTS Medication Technologies, Ltd. dated February 22, 2006. (12)
10.15	Service Agreement between Angela Bond-Wallis and MTS Medication Technologies, Ltd. dated February 22, 2006. (12)
10.16	Service Agreement between David Woods and MTS Medication Technologies, Ltd. dated February 22, 2006. (12)
10.17	Stock Redemption Agreement with Eureka I, L.P. to redeem convertible preferred stock held by Eureka dated November 13, 2006. (13)
10.18	Fifth Amendment to Loan and Security Agreement, dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. and MTS Packaging Systems, Inc. (14)
10.19	Third Amendment to Securities Pledge Agreement dated January 31, 2007, between LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association and MTS Medication Technologies, Inc. (14)
10.20	Amendment, Ratification and Confirmation of Continuing Unconditional Guaranty dated January 31, 2007 between MTS Medication Technologies, Limited and LaSalle Business Credit, LLC as agent for LaSalle Bank Midwest National Association. (14)
10.21	Sale and Purchase Agreement for and Assignment of all the Issued Share Capital of CDH Consilio GmbH between MTS Medication Technologies, Limited and Dr. Anton F. Hasse and Mrs. Silvia Hasse dated February 6, 2007. (14)
10.22	Service Agreement between CDH Consilio, GmbH and Dr. Anton F. Hasse dated February 6, 2007. (14)
10.23	Employment Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated February 9, 2007. (14)

Exhibit No.	Description

10.24	Agreement between Omnicare, Inc. and MTS dated May 7, 2007. (15)
10.25	MTS Medication Technologies Inc., 2007 Stock Incentive Plan (16)
10.26	Loan Agreement, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (17)
10.27	Promissory Note, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (17)
10.28	Security Agreement, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (17)
10.29	Service Agreement between Peter Williams and MTS Medication Technologies, Ltd. dated January 22, 2008. (18)
21.1	List of Subsidiaries. (*)
23.1	Consent of Grant Thornton LLP dated June 27, 2008. (*)
31.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.
(5)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for the year ending March 31, 2002.
(6)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for the year ending March 31, 1995.
(7)	Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(8)	Incorporated herein by reference to Form 10-Q (File No. 000-16594) for the quarter ending September 30, 1998.
(9)	Incorporated herein by reference to Form 10-Q (File No. 001-31578) for the quarter ending June 30, 2003.
(10)	Incorporated herein by reference to Form 10-K for the year ending March 31, 2004.
(11)	Incorporated herein by reference to Form 8-K filed September 24, 2004.
(12)	Incorporated herein by reference to Form 10-K for the year ending March 31, 2006.
(13)	Incorporated herein by reference to Form 10-Q for the quarter ending September 30, 2006.
(14)	Incorporated herein by reference to Form 10-Q for the quarter ending December 31, 2006.
(15)	Incorporated herein by reference to Form 10-Q for the quarter ending June 30, 2007.
(16)	Incorporated herein by reference to the Proxy Statement (File No. 001-31578) filed August 13, 2007.
(17)	Incorporated herein by reference to Form 8-K filed December 19, 2007.
(18)	Incorporated herein by reference to Form 10-Q for the quarter ending December 31, 2007.
(*)	Filed herein.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have issued our report dated June 27, 2008, with respect to the consolidated financial statements (which report expressed an unqualified opinion and contains an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109), included in the Annual Report of MTS Medication Technologies, Inc. on Form 10-K for the year ended March 31, 2008. We hereby consent to the incorporation by reference of said report in the Registration Statements of MTS Medication Technologies, Inc. on Form S-3 (File No. 333-112212, effective February 6, 2004) and Forms S-8 (File No. 333-56384, effective November 5, 2007 and File No. 333-56384, effective March 1, 2001).

/s/ GRANT THORNTON LLP
Tampa, Florida
June 27, 2008

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this annual report on Form 10-K of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 30, 2008	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael P. Conroy, certify that:

1.	I have reviewed this annual report on Form 10-K of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 30, 2008	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 30, 2008

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 30, 2008

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer