Form 10-Q
period 2008-06-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2008-08-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number:   001-31578

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida 33702

(Address of Principal Executive Offices)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒      No    ☐

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008

Common Stock, $.01 par value per share	6,449,005

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	June 30, 2008	March 31, 2008

	(Unaudited)

Current Assets:
Cash	$531	$662
Restricted Cash	420	158
Accounts Receivable, Net	8,305	8,213
Inventories, Net	13,003	14,504
Prepaids and Other	2,936	2,528
Deferred Tax Asset	495	495

Total Current Assets	25,690	26,560

Property and Equipment, Net	8,332	7,746
Goodwill	1,161	1,161
Other Intangible Assets, Net	760	783
Other Assets, Net	2,121	2,198

Total Assets	$38,064	$38,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$7,695	$8,653
Current Maturities of Long-Term Debt	65	74
Current Maturities of Related Party Note Payable	21	106
Customer Deposits	4,134	4,123

Total Current Liabilities	11,915	12,956

Long-Term Debt, Less Current Maturities	11,749	11,691
Other Liabilities	846	834
Deferred Tax Liability	376	376

Total Liabilities	24,886	25,857

Stockholders' Equity:
Common Stock	64	64
Capital In Excess of Par Value	10,256	10,137
Accumulated Other Comprehensive Income	468	374
Retained Earnings	2,718	2,344
Treasury Stock	(328)	(328)

Total Stockholders' Equity	13,178	12,591

Total Liabilities and Stockholders' Equity	$38,064	$38,448

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,

	2008	2007

Net Sales	$19,366	$14,820

Costs and Expenses:

Cost of Sales	13,333	9,358

Selling, General and Administrative	4,525	3,822

Depreciation and Amortization	795	596

Total Costs and Expenses	18,653	13,776

Operating Income	713	1,044

Interest Expense	126	151

Income Before Taxes	587	893

Income Tax Expense	213	360

Net Income	374	533

Net Income Per Common Share - Basic	$0.06	$0.09

Net Income Per Common Share - Diluted	$0.06	$0.08

Weighted Average Shares Outstanding - Basic	6,449	6,266

Weighted Average Shares Outstanding - Diluted	6,778	6,757

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2008
(In Thousands; Except Shares)
(Unaudited)

	Preferred Stock		Common Stock		Capital	Accumulated
	$.001 Par Value		$.01 Par Value		In Excess	Other				Total
					of Par	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Earnings	Shares	Stock	Equity

Balance March 31, 2008	–	$0	6,444,065	$64	$10,137	$374	$2,344	(60)	$(328)	$12,591
Stock Grants Issued		–	5,000	–	57					57
Share-Based Compensation					25					25
Tax Benefit of Stock Option Exercises					37					37
Comprehensive Income:
Net Income							374			374
Mark to Market of Interest Rate Swaps						100				100
Foreign Currency Translation Adjustment						(6)				(6)

Total Comprehensive Income										468

Balance June 30, 2008	–	$0	6,449,065	$64	$10,256	$468	$2,718	(60)	$(328)	$13,178

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2008	2007

Operating Activities
Net Income	$374	$533
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	786	588
Write-off of deferred financing costs	64	–
Gain on Foreign Currency Transactions	(2)	–
Tax Benefit of Options Exercised	(37)	(69)
Deferred Income Taxes	20	56
Share-Based Compensation	82	56
Changes In Operating Assets and Liabilities:
Restricted Cash	(262)	(208)
Accounts Receivable	(91)	788
Inventories	1,501	(483)
Prepaids and Other	(408)	(1,052)
Accounts Payable and Other Accrued Liabilities	(958)	(111)
Customer Deposits	11	1,043

Total Adjustments	706	608

Net Cash Provided By Operating Activities	1,080	1,141

Investing Activities
Expended For Property and Equipment	(1,157)	(392)
Expended For Product Development	(86)	(198)

Net Cash Used By Investing Activities	(1,243)	(590)

Financing Activities
Payments On Notes Payable and Term Loans	(26)	(723)
Payments On Related Party Note Payable	(85)	(80)
Paydowns on Revolving Line of Credit	(5,504)	(13,772)
Advances on Revolving Line of Credit	5,578	14,212
Tax Benefit of Options Exercised	37	69
Proceeds from Exercise of Stock Options	–	96

Net Cash Provided (Used) By Financing Activities	–	(198)

Effect of Exchange Rate Changes On Cash	32	(30)

Net (Decrease) Increase In Cash	(131)	323
Cash at Beginning of Period	662	292

Cash at End of Period	$531	$615

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$133	$159
Cash Paid for Taxes	$24	$279
Non-Cash Activities:
Liability for Uncertain Tax Positions	$–	$700

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION

        MTS Medication Technologies™, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. MTS is a holding company that operates through direct and indirect subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies, Ltd. (“MTS Limited”) and MTS Medication Technologies GmbH (“MTS GmbH”). MTS GmbH is a wholly owned subsidiary of MTS Limited.

        In April 2008, BAF Printers, Ltd. was legally merged into MTS Limited. Prior to this merger, BAF Printers, Ltd. operated as a wholly owned subsidiary of MTS Limited. Both companies now operate under MTS Medication Technologies, Ltd.

        MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States (the “U.S.”), Canada and Europe. Its customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and most of its packaging equipment in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. In addition, MTSP utilizes the services of outside contract manufacturers for some of its packaging equipment. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTSP’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTSP primarily in the United Kingdom (the “UK”) and manufactures and sells prescription bags and labels in the UK. MTS GmbH distributes products for MTSP in Germany. The Company currently serves more than 4,500 institutional pharmacies in the long-term care and correctional markets, both domestically and internationally.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for future quarters in the year ended March 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

NOTE 2 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex® machines to its largest customer over an 18 month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of June 30, 2008, the customer has provided the Company with deposits of approximately $3.9 million. The Company has used these cash deposits to pay for deposits to an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines. The Company holds the remaining cash in a separate bank account to be used to fund future costs associated with the manufacture of the machines.

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

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit. In addition, the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of June 30, 2008, the Company delivered fourteen machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the fourteen machines were not delivered according to the delivery schedule.

        During the first quarter, the customer accepted seven machines. As a result, the Company recorded $4.1 million in revenue associated with the acceptance. Subsequent to June 30, 2008, the customer accepted three additional machines.

NOTE 3 – INVENTORIES

        The components of inventory consists of the following:

	June 30, 2008	March 31, 2008

	(In Thousands)
Raw Material	$4,238	$3,894
Work in Process	3,372	4,280
Finished Goods	5,986	6,946
Less: Inventory Valuation Allowance	(593)	(616)

	$13,003	$14,504

NOTE 4 – EARNINGS PER SHARE

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended June 30,

	2008	2007

	(In Thousands; Except Per Share Amounts)
Numerator:

Net Income	$374	$533

Denominator:

Weighted Average Shares Outstanding - Basic	6,449	6,266

Add: Effect of Dilutive Warrants and Options	329	491

Weighted Average Shares Outstanding - Diluted	6,778	6,757

Net Income Per Common Share - Basic	$0.06	0.09

Net Income Per Common Share - Diluted	$0.06	$0.08

        The effect of 77,500 and 6,000 options were not included in the calculation of net income per diluted common share for the three months ended June 30, 2008 and 2007, respectively, as the effect would have been anti-dilutive.

NOTE 5 – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (the “Stock Plan”). Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123R (revised 2004) Share-Based Payment (“SFAS No. 123R”). Compensation expense is recognized over the requisite service period on a straight-line basis. As of June 30, 2008, options to purchase 625,250 shares were outstanding in the aggregate under the Stock Plan and the Company’s previous stock incentive plan, and there were 526,000 options available for issuance under the Stock Plan.

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the three months ended June 30, 2008 and 2007, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $57,000 ($35,000 net of tax) during the three months ended June 30, 2008 and $56,000 ($34,000 net of tax) during the three months ended June 30, 2007, based on the fair value of the shares at the date of grant.

Stock Options and Warrants — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately; however, the Company has historically granted options that vest over three- to five-year periods. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. No options were granted during the three months ended June 30, 2008 and 2007.

        The Company has 5,900 warrants outstanding at an exercise price of $1.88 per share as of June 30, 2008, which expire in August 2008. These warrants were issued in 1998 and no new warrants have been issued since that time. There has been no activity relating to the warrants during the three months ended June 30, 2008.

        As of June 30, 2008, the Company has unrecognized compensation cost of approximately $227,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the three months ended June 30, 2008 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2008	625,250	$1.45	-	$13.70	$5.09
Options Exercised	–				–
Options Expired	–				–

Outstanding at June 30, 2008	625,250	$1.45	-	$13.70	$5.09

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.7	$1.55
$2.50 - $4.47	69,500	4.7	$3.79
$5.60 - $13.70	322,250	7.6	$7.95

	625,250

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.7	$1.55
$2.50 - $4.47	69,500	4.7	$3.79
$5.60 - $12.45	249,917	7.1	$6.41

	552,917

        The options outstanding at June 30, 2008 expire on various dates through February 2018.

        At June 30, 2008, exercisable options had aggregate intrinsic values of approximately $2,019,000. At June 30, 2008, exercisable warrants had aggregate intrinsic values of approximately $34,000.

NOTE 6 – LONG-TERM DEBT

	June 30, 2008	March 31, 2008

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (4.21% at June 30, 2008). (See Note 8)	$11,739	$11,664

Note payable to related party in monthly installments of $28,785 including interest at 6.25% through July 2008.	21	106

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	75	101

Total Long-Term Debt	11,835	11,871

Less Current Portion (including $21,000 and $106,000, respectively due to a related party).	(86)	(180)

Long-Term Debt Due After One Year	$11,749	$11,691

        The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $13,330,000 at June 30, 2008. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

        The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of June 30, 2008.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly owned subsidiaries, and 65% of its foreign wholly owned subsidiaries. There was approximately $11.7 million borrowed and an additional $1.6 million available under the Credit Facility at June 30, 2008.

NOTE 7 – FINANCIAL DERIVATIVES

        In April 2008, the Company entered into three interest rate swap agreements for notional amounts of $1 million, $2 million and $5 million, respectively. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.6%. The swaps mature on March 2009, March 2010 and March 2011, respectively. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets and the Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the three months ending June 30, 2008. The related gains or losses are recorded in stockholders equity as a component of other comprehensive income.

NOTE 8 – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	June 30,	March 31,
	(Years)	2008	2008

		(In Thousands)

Product Development	3 – 5	$4,312	$4,226
Less: Accumulated Amortization		(2,908)	(2,774)

		$1,404	$1,452

Patents	5 – 17	$2,710	$2,712
Less: Accumulated Amortization		(2,152)	(2,093)

		$558	$619

Financing Costs	3 – 5	$77	$122
Less: Accumulated Amortization		(63)	(44)

		$14	$78

Fair Value of Interest Rate Swaps		$100	$–

Other		$45	$49

Total Other Assets, Net		$2,121	$2,198

        All of the Company’s other assets are pledged as collateral on bank notes under the Credit Facility.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the U.S. for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. The Company is evaluating the impact the adoption of SFAS No. 161 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010, which will change the accounting treatment for business combinations on a prospective basis.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No, 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSAB Staff Position No. 157-1 and FASB Staff Position No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On April 1, 2008, The Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The adoption did not impact the consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 13, Fair Value Measurements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company adopted SFAS No. 159 on April 1, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

        The deferral provided by FASB Staff Position No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities.

NOTE 10 – SEGMENT INFORMATION

        During the first quarter of fiscal year 2009, the Company began to evaluate its business under three segments: (a) consumables; (b) packaging automation; and (c) medication administration systems. The consumable segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The packaging automation segment consists of products that provide customers with the ability to package medication into the Company’s consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner. The medication administration systems segment consists of automation products designed to provide customers with a system to administer medication to residents at long-term care facilities. These segments represent the manner in which the Company’s operations are managed. Prior to this change, the Company managed its business as one segment.

        Below are sales and operating income (loss) by segment for the three months ended June 30, 2008 and 2007 and a reconciliation of segment operating income to earnings before income taxes. Operating income is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended June 30,

	2008	2007

	(In Thousands)
Net Sales
Consumables	$13,092	$11,789
Packaging Automation	6,191	2,975
Medication Administration Systems	83	56

Net Sales	$19,366	$14,820

Operating Income (Loss) and Operating Margins
Consumables	$1,615	$2,112
	12.3%	17.9%
Packaging Automation	$(246)	$(703)
	(4.0%)	(23.6%)
Medication Administration Systems	$(480)	$(245)
	(578.3%)	(437.5%)

Operating Income	$889	$1,164

Operating Margin	4.6%	7.9%

Deductions from Operating Income
Interest Expense	$126	$151
Equity Based Compensation	82	56
Depreciation of Corporate Assets	94	64

Earnings Before Income Taxes	$587	$893

Geographic Information

        Net sales and operating income and margins are classified by the major geographic areas in which the Company operates was as follows:

	Three Months Ended June 30,

	2008	2007

	(In Thousands)
Net Sales
U.S.	$16,582	$12,695
Non-U.S.	2,784	2,125

Total Net Sales	$19,366	$14,820

Operating Income and Operating Margins
U.S.	$370	$754
	2.2%	5.9%
Non-U.S.	$343	$290
	12.3%	13.6%

Total Operating Income	$713	$1,044

Total Operating Margin	3.7%	7.0%

        Total assets classified by major geographic areas in which the company operates was as follows:

	Three Months Ended June 30,

	2008	2007

	(In Thousands)
U.S.	$31,708	$21,424
Non-U.S.	6,356	5,741

	$38,064	27,165

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted SFAS No. 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 categories as of June 30, 2008:

June 30, 2008

		Quoted Market Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

(In Thousands)

Interest Rate Swaps	$100	–	$100	–

        Interest rate swaps are included in other assets. The Company utilizes interest rate swaps to hedge fluxuations in variable interest rates associated with its long-term debt. These derivatives are not exchange-traded and are over-the-counter customized derivative transactions with highly rated bank counterparties. The Company estimates the fair value of its derivatives using quotes determined by the swap counterparties.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the SEC or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC.

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

        Recently, our operating margins have been impacted by our expansion into new markets and introduction of new products.  The principal reason for this is we have continued to invest in our infrastructure in terms of personnel and other resources.  This investment has been necessary to help set the stage for future growth and take advantage of our opportunities.  We believe these investments will enhance our chance of success in markets such as retail pharmacy, nutraceutical and our traditional long-term care market in the U.S. and Europe. We anticipate that ultimately our operating margins will benefit from the significant impact on our revenue that could result from the successful launch of our products into the retail pharmacy market, the introduction of our automation into the retail pharmacy medication delivery model and the continued acceptance of our OnDemand system automation by our long-term care market customers in the U.S. and Europe.

        We believe that our base of business in the long-term care market provides us with a very reliable recurring stream of profitable revenue, and we remain committed to leverage that base to achieve our long-term objectives to grow the Company and create more value for our shareholders.

        The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information.

	Three Months Ended June 30,

	2008	2007

	(In Thousands; Except Per Share Amounts)

Net Sales	$19,366	$14,820
Gross Profit Percentage	31.2%	36.9%
Operating Income Percentage	3.7%	7.0%
Net Income	$374	$533
Net Income Per Common Share - Diluted	$0.06	$0.08

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

        Net sales for the three months ended June 30, 2008 increased 30.7% to $19.4 million compared with $14.8 million during the same period of the prior fiscal year. Net sales increased for consumable punch cards and prepack machines primarily because of additional sales made to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $5.1 million during the three months ended June 30, 2008 compared with $2.0 million during the same period of the prior fiscal year. This increase relates primarily to the acceptance of seven OnDemand machines by our largest customer during the three months ended June 30, 2008. Also, our net sales in Europe increased 31% due to increased penetration of our products in that market.

        Cost of sales for the three months ended June 30, 2008 was $13.3 million compared with $9.4 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased to 68.8% from 63.1% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables.

        Selling, general and administration expenses for the three months ended June 30, 2008 increased 18.4% to $4.5 million from $3.8 million of the prior fiscal year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general administrative costs in the U.S. and Europe, increased research and development expenses and higher legal, auditing and consulting expenses.

        Depreciation and amortization expense for the three months ended June 30, 2008 increased 33.4% to $795,000 from $596,000 during the same period of the prior fiscal year. The increase resulted primarily from increased depreciation and amortization associated with capital expenditures and acquired intangible assets.

        Interest expense for the three months ended June 30, 2008 decreased 16.6% to $126,000 from $151,000 during the same period of the prior fiscal year. The decrease results from a decrease in interest rates.

        Income tax expense decreased 40.8% to $213,000 during the three months ended June 30, 2008 compared with $360,000 during the same period of the prior fiscal year. The decrease results from the fact that our net income before tax decreased and our effective tax rate decreased to 36.3% from 40.3%. Our effective tax rate decreased as a result in higher net income from our European operations, which are taxed at lower rates.

Segments

        During the first quarter of fiscal year 2009, we began to evaluate our business under three segments: (a) consumables; (b) packaging automation; and (c) medication administration systems. The consumable segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The packaging automation segment consists of products that provide our customers with the ability to package medication into our consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner, which means that our pharmacy customers can elect to package medications for inventory awaiting an order from their long-term care customers or wait until the long-term care customers require the medication and package it at that time. The medication administration systems segment consists of automation products designed to provide our customers with a system to administer medication to residents at long-term care facilities. We currently sell one product, MedLocker, and have developed another product, MedTimes, which is now in beta stage. These segments represent the manner in which we now manage our operations. Prior to this change, we managed our business as one segment.

Segment Results of Operations

        Operating income (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating income is reconciled to earnings before income taxes in Note 10 to the Consolidated Financial Statements included in the report.

Consumables

	Three Months Ended June 30,

	2008	2007

	(In Thousands)

Net Sales	$13,092	$11,789
Operating Income	$1,615	$2,112
Operating Margin	12.3%	17.9%

        Net sales in the first quarter increased approximately $1.3 million, or 11%, primarily due to growth in sales to the U.S. long-term care market of approximately 8% and growth in the European domiciliary and retail markets of approximately 31%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. The European growth is primarily the result of increased penetration of our products into that market.

        Operating margins declined in the first quarter primarily due to (a) higher freight costs that resulted from increased fuel surcharges and a higher percentage of products sold indirectly to our end customers through wholesalers, which are shipped at our expense; (b) increases in raw material costs primarily related to materials that have a high petroleum-based content; (c) increased scrap rates and labor costs; (d) additional personnel added to the entire Company and allocated to this segment based on revenue; (e) higher audit, tax, consulting and legal costs; (f) increased research and development expenses; and (g) higher depreciation expense associated with assets related to this segment.

Packaging Automation

	Three Months Ended June 30,

	2008	2007

	(In Thousands)

Net Sales	$6,191	$2,975
Operating Loss	$(246)	$(703)
Operating Margin	(4.0%)	(23.6%)

        Net sales in the first quarter increased $3.2 million, or 108%, because we have entered into an agreement with our largest customer for the sale of twenty-four OnDemand machines. During the first quarter, we recorded $4.1 million in revenue associated with seven machines that were installed and accepted by the customer. In addition, we sold two AccuFlex machines to other independent pharmacies, which resulted in approximately $653,000 in revenue.

        Our operating margin during the first quarter improved over the prior fiscal year because we realized additional gross profit on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Three Months Ended June 30,

	2008	2007

	(In Thousands)

Net Sales	$83	$56
Operating Loss	$(480)	$(245)
Operating Margin	(578.3%)	(437.5%)

        Net sales in the first quarter increased due to increased sales of our MedLocker systems. There was no revenue recorded for MedTimes in the first quarter of this year or last year.

        The operating loss this quarter increased over the prior fiscal year because we have added personnel to develop the MedTimes product and work with our beta site customer to evaluate the product and increased research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2008, we had net income of $374,000 compared with $533,000 during the same period of the prior fiscal year. Cash provided by operations decreased to $1.08 million from $1.14 million during the three months ended June 30, 2008 and 2007, respectively, primarily due to lower net income in the first quarter of this fiscal year compared to the first quarter of the prior fiscal year. We had working capital of $13.8 million at June 30, 2008 compared to $13.6 million at March 31, 2008 and $7.2 million at June 30, 2007.

        Investing activities used $1.2 million during the three months ended June 30, 2008 compared with $590,000 during the same period of the prior fiscal year. The increase results primarily from an increase in expenditures for manufacturing equipment used primarily in our consumables segment, as well as additional information technology equipment used throughout the Company.

        Financing activities provided $0 during the three months ended June 30, 2008 compared with $198,000 used in the same period of the prior fiscal year. The change results primarily from lower net advances under the Credit Facility.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change significantly as we complete the manufacturing and installation of our OnDemand machines pursuant to the contract with our largest customer. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability under the Credit Facility is anticipated to support an increase in accounts receivable and inventory.

        We have new product development projects underway, principally related to our MedTimes system, which are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

        There was $11.7 million borrowed and an additional $1.6 million available under our Credit Facility at June 30, 2008.

        The Credit Facility contains financial covenants that, among other things, require us to maintain certain financial ratios. We were in compliance with all provisions of the loan agreements at June 30, 2008.

        We believe that the cash generated from operations during this fiscal year, and amounts available under the Credit Facility will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under “Item 1. Business” in our Form 10-K for the fiscal year ended March 31, 2008. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited and MTS GmbH. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        We recognize revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. We recognize revenue related to the sale of our OnDemand machines as prescribed in SOP 97-2, Software Revenue Recognition, because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers locations; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however, because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, we recognize the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a twelve-month period.

        Revenue includes certain amounts invoiced to customers for freight and handling charges. We include the actual cost of freight and handling incurred in the cost of sales.

        Revenue is reported net of rebates and discounts provided to customers and sales taxes. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from us. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors.

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

20

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the three months ended June 30, 2008, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.3 million. Future claims may affect the reinsurance limits that may be available to us.

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

Contractual Obligations

         Not Applicable.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There has not been any significant change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

         None.

Item 1A.     Risk factors

         None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.     Default Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.     Other Information

         None.

Item 6.     Exhibits

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Bylaws (4)
4.1	Specimen Stock Certificate (3)
4.2	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (5)
4.3	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (5)
4.4	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (5)
4.5	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (5)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.
(5)	Incorporated herein by reference to Form 10-Q (File No. 000-16594) for the quarter ending September 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: August 14, 2008	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Bylaws (4)
4.1	Specimen Stock Certificate (3)
4.2	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (5)
4.3	Form of Warrant dated August 7, 1998, between Sally Siegel and Medical Technology Systems, Inc. (5)
4.4	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (5)
4.5	Form of Warrant dated August 18, 1998, between Todd and Shelia Siegel and Medical Technology Systems, Inc. (5)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. š1350. (*)

(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.
(5)	Incorporated herein by reference to Form 10-Q (File No. 000-16594) for the quarter ending September 30, 1998.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2008	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2008

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2008

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer