Form 10-Q
period 2008-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2008-11-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number:   001-31578

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida 33702

(Address of Principal Executive Offices)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒      No    ☐

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2008

Common Stock, $.01 par value per share	6,454,005

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Forward Looking Statement

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the SEC or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for the sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

    our ability to compete in a very competitive market;
    the limited number of customers that we depend on for our net sales;
    the additional risks inherent in our international operations;
    the small number of suppliers that we depend on for raw materials;
    our reliance on a single facility in which we manufacture a majority of our products;
    our reliance on short-term contracts with most of our clients;
    intellectual property rights and litigation;
    risks in product and technology development;
    the potential adverse effect of governmental regulation on our business, as well as our customers' businesses; and
    the changing U.S. healthcare environment.

        For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and Notes to Condensed Consolidated Financial Statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	September 30, 2008	March 31, 2008

	(Unaudited)

Current Assets:
Cash	$335	$662
Restricted Cash	–	158
Accounts Receivable, Net	8,763	8,213
Inventories, Net	13,226	14,504
Prepaids and Other	1,574	2,528
Deferred Tax Asset	495	495

Total Current Assets	24,393	26,560

Property and Equipment, Net	8,650	7,746
Goodwill	1,058	1,161
Other Intangible Assets, Net	673	783
Other Assets, Net	1,997	2,198

Total Assets	$36,771	$38,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,267	$8,653
Current Maturities of Long-Term Debt	54	74
Current Maturities of Related Party Note Payable	–	106
Customer Deposits	2,388	4,123

Total Current Liabilities	10,709	12,956

Long-Term Debt, Less Current Maturities	11,341	11,691
Other Liabilities	829	834
Deferred Tax Liability	374	376

Total Liabilities	23,253	25,857

Stockholders' Equity:
Common Stock	64	64
Capital In Excess of Par Value	10,345	10,137
Accumulated Other Comprehensive Income	164	374
Retained Earnings	3,273	2,344
Treasury Stock	(328)	(328)

Total Stockholders' Equity	13,518	12,591

Total Liabilities and Stockholders' Equity	$36,771	$38,448

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

Net Sales	$20,702	$14,118	$40,068	$28,938

Costs and Expenses:
Cost of Sales	14,041	8,276	27,374	17,635
Selling, General and Administrative	4,863	3,783	9,388	7,604
Depreciation and Amortization	792	603	1,587	1,200

Total Costs and Expenses	19,696	12,662	38,349	26,439

Operating Profit	1,006	1,456	1,719	2,499

Interest Expense	138	166	264	317

Income Before Taxes	868	1,290	1,455	2,182

Income Tax Expense	313	515	526	874

Net Income	$555	$775	$929	$1,308

Net Income Per Basic Common Share	$0.09	$0.12	$0.14	$0.21

Net Income Per Diluted Common Share	$0.08	$0.12	$0.14	$0.19

Weighted Average Shares Outstanding - Basic	6,452	6,310	6,451	6,289

Weighted Average Shares Outstanding - Diluted	6,639	6,746	6,743	6,743

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME SIX MONTHS ENDED SEPTEMBER 30, 2008
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital In	Other				Total
			Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	Income	Earnings	Shares	Stock	Equity

Balance March 31, 2008	6,444,065	$64	$10,137	$374	$2,344	(60)	$(328)	$12,591
Stock Grants Issued	5,000		57					57
Share-Based Compensation			105					105
Exercise of Stock Options and Warrants	5,000		9					9
Tax Benefit of Stock Option Exercises			37					37
Comprehensive Income:
Net Income					929			929
Mark to Market of Interest Rate Swaps, Net of Tax				42				42
Foreign Currency Translation Adjustment				(252)				(252)

Total Comprehensive Income								719

Balance September 30, 2008	6,454,065	$64	$10,345	$164	$3,273	(60)	$(328)	$13,518

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended September 30,

	2008	2007

Operating Activities
Net Income	$929	$1,308
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,569	1,240
Write-off of Deferred Financing Costs	64	–
Tax Benefit of Stock Options Exercised	(37)	(198)
Other Assets	(15)	–
Deferred Income Taxes	12	20
Loss on Disposal of Equipment	10	–
Share-Based Compensation	162	59
Changes in Operating Assets and Liabilities:
Restricted Cash	158	(74)
Accounts Receivable	(700)	1,202
Inventories	964	(3,380)
Prepaids and Other	946	(2,154)
Accounts Payable and Accrued Liabilities	(364)	572
Customer Deposits	(1,735)	1,711

Total Adjustments	1,034	(1,002)

Net Cash Provided by Operating Activities	1,963	306

Investing Activities
Expended for Property and Equipment	(1,975)	(1,176)
Expended for Product Development	(141)	(299)
Expended for Patents and Other Assets	(2)	–

Net Cash Used in Investing Activities	(2,118)	(1,475)

Financing Activities
Payments on Notes Payable and Term Loans	(41)	(1,334)
Payments on Related Party Note Payable	(106)	(161)
Pay Downs on Revolving Line of Credit	(11,413)	(27,381)
Advances on Revolving Line of Credit	11,090	29,565
Tax Benefit of Stock Options Exercised	37	198
Proceeds from Exercise of Stock Options	9	500

Net Cash (Used) Provided by Financing Activities	(424)	1,387

Effect of Exchange Rate Changes on Cash	252	(60)

Net Increase (Decrease) in Cash	(327)	158
Cash at Beginning of Period	662	292

Cash at End of Period	$335	$450

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$229	$319
Cash Paid for Taxes	47	319
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	177	–
Provision for uncertain tax positions	–	700
Reclassified labor costs from product development to inventory	–	116

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

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

        In April 2008, BAF Printers, Ltd. was legally merged into MTS Limited. Prior to this merger, BAF Printers, Ltd. operated as a wholly owned subsidiary of MTS Limited. Both companies now operate under MTS Limited.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for future quarters in the year ending March 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

NOTE 2 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex® machines to its largest customer over an eighteen-month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of September 30, 2008, the Company has received deposits of approximately $2.3 million towards machines delivered, but not accepted. This represents a decrease of approximately $1.6 million from the previous quarter, due to the acceptance of a number of OnDemand machines. The Company has used these cash deposits to pay for deposits to an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines.

        The deposits received from the customer have been recorded as customer deposits because they are fully refundable if the acceptance criteria for the delivered machines are not met.  The deposits the Company has provided to the outsourced manufacturer of the machines will ultimately be applied towards the purchase of the machines from the manufacturer and are only refundable to the extent that costs have not been incurred to manufacture machines. These vendor deposits are recorded as Prepaids and Other.

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit. In addition, the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of September 30, 2008, the Company delivered twenty-two machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the twenty-two machines were not delivered according to the delivery schedule.

        During the three and six months ended September 30, 2008, the customer accepted nine machines and sixteen machines, respectively. As a result, the Company recorded $5.1 million and $9.2 million, respectively, in revenue associated with the acceptance of these machines.

NOTE 3 – INVENTORIES

        The components of inventory consist of the following:

	September 30, 2008	March 31, 2008

	(In Thousands)
Raw Material	$4,586	$3,894
Work in Process	3,347	4,280
Finished Goods	5,808	6,946
Less: Inventory Valuation Allowance	(515)	(616)

	$13,226	$14,504

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended		Six Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

	(In Thousands; Except Per Share Amounts)
Numerator:
Net Income	$555	$775	$929	$1,308
Denominator:
Weighted Average Shares Outstanding - Basic	6,452	6,310	6,451	6,289
Add: Effect of Dilutive Warrants and Options	187	436	292	454

Weighted Average Shares Outstanding - Diluted	6,639	6,746	6,743	6,743

Income Per Common Share — Basic	$0.09	$0.12	$0.14	$0.21

Income Per Common Share — Diluted	$0.08	$0.12	$0.14	$0.19

        The effect of 525,496 and 6,000 and 79,500 and 6,000 options were not included in the calculation of net income per diluted common share for the three and six months ended September 30, 2008 and 2007, respectively, as the effect would have been anti-dilutive.

NOTE 5 – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (the “Stock Plan”). Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123R (revised 2004) Share-Based Payment (“SFAS No. 123R”). Compensation expense is recognized over the requisite service period on a straight-line basis. As of September 30, 2008, options to purchase 833,496 shares were outstanding in the aggregate under the Stock Plan and the Company’s previous stock incentive plan, and there were 317,754 options available for issuance under the Stock Plan.

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the six months ended September 30, 2008 and 2007, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $0 and $57,000 ($35,000 net of tax) during the three and six months ended September 30, 2008 and $0 and $56,000 ($34,000 net of tax) during the three and six months ended September 30, 2007, based on the fair value of the shares at the date of grant.

Stock Options and Warrants – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over three- to five-year periods. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. The company issued 211,246 options to employees and members of the Board of Directors during the three and six months ended September 30, 2008. The options had a fair value of approximately $445,000.

        The Company has 900 warrants outstanding at an exercise price of $1.88 per share as of September 30, 2008, which expire in August 2009. These warrants were issued in 1998 and no new warrants have been issued since that time.

        During the six months ended September 30, 2008, the Company received approximately $9,000 in cash from the exercise of 5,000 warrants.

        As of September 30, 2008, the Company has unrecognized compensation cost of approximately $582,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the six months ended September 30, 2008 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2008	625,250	$1.45	-	$13.70	$5.09
Options Granted	211,246	$5.24	-	$5.85	$5.83
Options Expired/Forfeited	(3,000)			$12.19	$12.19

Outstanding at September 30, 2008	833,496	$1.45	-	$13.70	$5.26

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.5	$1.55
$2.50 - $4.47	69,500	4.5	$3.79
$5.24 - $13.70	530,496	8.3	$7.08

	833,496

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.5	$1.55
$2.50 - $4.47	69,500	4.5	$3.79
$5.60 - $12.45	249,917	6.8	$6.41

	552,917

        The options outstanding at September 30, 2008 expire on various dates through June 2018.

        At September 30, 2008, exercisable options had aggregate intrinsic values of approximately $560,000. At September 30, 2008, exercisable warrants had aggregate intrinsic values of approximately $2,800.

NOTE 6 – LONG-TERM DEBT

	September 30, 2008	March 31, 2008

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (5.7% at September 30, 2008). (See Note 7.)	$11,341	$11,664

Note payable to related party in monthly installments of $28,785 including interest at 6.25% through July 2008.	–	106

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	54	101

Total Long-Term Debt	11,395	11,871

Less Current Portion (including $0 and $106,000, respectively, due to a related party).	(54)	(180)

Long-Term Debt Due After One Year	$11,341	$11,691

        The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $13 million at September 30, 2008. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

        The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of September 30, 2008.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly owned subsidiaries, and 65% of its foreign wholly owned subsidiaries. There was approximately $11.3 million borrowed and an additional $1.7 million available under the Credit Facility at September 30, 2008.

NOTE 7 – FINANCIAL DERIVATIVES

        In April 2008, the Company entered into three interest rate swap agreements for notional amounts of $1 million, $2 million and $5 million, respectively. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.6%. The swaps mature on March 2009, March 2010 and March 2011, respectively. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets. The Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the three or six months ending September 30, 2008. The related gains or losses are recorded in stockholders equity as a component of other comprehensive income.

NOTE 8 – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	September 30,	March 31,
	(Years)	2008	2008

		(In Thousands)

Product Development	3 – 5	$4,368	$4,226
Less: Accumulated Amortization		(3,022)	(2,774)

		$1,346	$1,452

Patents	5 – 17	$2,716	$2,712
Less: Accumulated Amortization		(2,200)	(2,093)

		$516	$619

Financing Costs	3 – 5	$77	$122
Less: Accumulated Amortization and Write Offs		(64)	(44)

		$13	$78

Fair Value of Interest Rate Swaps		$68	$–

Other		$54	$49

Total Other Assets, Net		$1,997	$2,198

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No, 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSAB Staff Position No. 157-1 (“FSP 157-1”) and FASB Staff Position No. 157-2 (“FSP 157-2”), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On April 1, 2008, the Company adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The adoption did not impact the consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 11, Fair Value of Financial Instruments.

         The deferral provided by FSP 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is evaluating the impact FSP 157-2 will have on its nonfinancial assets and liabilities.

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

NOTE 10– SEGMENT INFORMATION

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

        Below are sales and operating income (loss) by segment for the three and six months ended September 30, 2008 and 2007 and a reconciliation of segment operating income to earnings before income taxes. Operating income is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

	(In Thousands)
Net Sales
Consumables	$13,738	$12,877	$26,831	$24,665
Packaging Automation	6,897	1,174	13,087	4,150
Medication Administration Systems	67	67	150	123

Net Sales	$20,702	$14,118	$40,068	$28,938

Operating Income (Loss) and Operating Margins Consumables	$1,767	$2,316	$3,382	$4,428
	12.9%	18.0%	12.6%	18.0%

Packaging Automation	(156)	(545)	(402)	(1,249)
	(2.3%)	(46.4%)	(3.1%)	(30.1%)

Medication Administration Systems	(426)	(240)	(906)	(485)
	(635.8%)	(358.2%)	(604.0%)	(394.3%)

Corporate Expenses Not Allocated to Other Segments	(179)	(75)	(355)	(195)

Operating Income	$1,006	$1,456	$1,719	$2,499

Operating Margin	4.9%	10.3%	4.3%	8.6%

Deductions from Operating Income
Interest Expense	138	166	264	317

Earnings Before Income Taxes	$868	$1,290	$1,455	$2,182

Geographic Information

        Net sales and operating income and margins are classified by the major geographic areas in which the Company operates was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

	(In Thousands)
Net Sales
U.S.	$17,921	$11,702	$34,504	$24,396
Non-U.S.	2,781	2,416	5,564	4,542

Total Net Sales	$20,702	$14,118	$40,068	$28,938

Operating Income and Operating Margins
U.S.	$944	$1,246	$1,338	$2,063
Non-U.S.	62	210	381	436

Total Operating Income	$1,006	$1,456	$1,719	$2,499

Total Operating Margin	4.9%	10.3%	4.3%	8.6%

        Total assets classified by major geographic areas in which the company operates was as follows:

	September 30, 2008	March 31, 2008

	(In Thousands)
U.S.	$30,982	$32,606
Non-U.S.	5,789	5,842

	$36,771	$38,448

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 categories as of September 30, 2008:

September 30, 2008

		Quoted Market Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

(In Thousands)

Interest Rate Swaps	$68	–	$68	–

        Interest rate swaps are included in other assets. The Company utilizes interest rate swaps to hedge flucuations in variable interest rates associated with its long-term debt. These derivatives are not exchange-traded and are over-the-counter customized derivative transactions with highly rated bank counterparties. The Company estimates the fair value of its derivatives using quotes determined by the swap counterparties.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company continues to experience growth in its net sales for several reasons. First, the global aging population results in more medication being prescribed and increases the number of people that reside in skilled nursing and assisted living facilities.  Our pharmacy customers deliver medication to those residents and we provide pharmacies with packaging supplies for medications as well as automation for fulfillment.  As the businesses of our customers grow, our business grows with them.  Second, we have made strategic acquisitions in Europe which have added to the organic growth of our core products.  We believe Europe represents a market that is very receptive to our packaging and automation systems and we expect the European market to continue to represent an expanding portion of our total consolidated revenue.  Third, we have invested heavily in technology that has enhanced the automation we sell.  As a result, we have experienced growth in sales of both prepackaging equipment, as well as our highly advanced robotic OnDemand systems.

        Recently, our operating margins have been impacted by the sale of our OnDemand machines to our largest customer at margins lower than other products we sell.  We have continued to invest in our personnel and other resources related to our medication administration segment.  This investment has been necessary to help set the stage for future growth and take advantage of our opportunities.  We anticipate that ultimately our operating margins will benefit from the significant impact on our revenue that could result from a successful launch of our MedTimes® product and consumable products into the retail pharmacy market, the possible further automation of the retail pharmacy medication delivery model and the continued acceptance of our OnDemand system automation by our long-term care market customers in the U.S. and Europe.

        We believe that our base of business in the long-term care market provides us with a very reliable recurring stream of profitable revenue, and we remain committed to leverage that base to achieve our long-term objectives to grow the Company and create more value for our shareholders.

        The following table sets forth, for the three- and six-month periods indicated, certain key operating results and other financial information.

	Three Months Ended September 30,		Six Months Ended September 30,

	2008	2007	2008	2007

	(In Thousands; Except Per Share Amounts)

Net Sales	$20,702	14,118	$40,068	$28,938

Gross Margin Percentage	32.2%	41.4%	31.7%	39.1%

Operating Income Percentage	4.9%	10.3%	4.3%	8.6%

Net Income	$555	$775	$929	$1,308

Net Income Per Common Share -Diluted	$0.08	$0.12	$0.14	$0.19

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

        Net sales for the three months ended September 30, 2008 increased 46.6% to $20.7 million compared with $14.1 million during the same period of the prior fiscal year. This increase is attributable to an increase in net sales for consumable punch cards and prepack machines both to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $5.7 million during the three months ended September 30, 2008 compared with $425,000 during the same period of the prior fiscal year. This increase relates primarily to the acceptance of nine OnDemand machines by our largest customer during the three months ended September 30, 2008. Also, our net sales in Europe increased 15.1% due to increased penetration of our products in that market.

        Cost of sales for the three months ended September 30, 2008 was $14.0 million compared with $8.3 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased to 67.8% from 58.6% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables.

        Selling, general and administration expenses for the three months ended September 30, 2008 increased 28.5% to $4.9 million from $3.8 million of the prior fiscal year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general administrative costs in the U.S. and Europe, foreign currency exchange fluctuations due to a stronger U.S. dollar, increased research and development expenses and higher employee benefit costs associated with medical claims for our self-insured health plan, legal, auditing and consulting expenses.

        Depreciation and amortization expense for the three months ended September 30, 2008 increased 31.3% to $792,000 from $603,000 during the same period of the prior fiscal year. The increase resulted primarily from increased depreciation and amortization associated with capital expenditures and acquired intangible assets.

        Interest expense for the three months ended September 30, 2008 decreased 16.9% to $138,000 from $166,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in interest rates.

        Income tax expense decreased 39.2% to $313,000 during the three months ended September 30, 2008 compared with $515,000 during the same period of the prior fiscal year. The decrease results from the fact that our net income before tax decreased and our effective tax rate decreased to 36.1% from 39.9%. Our effective tax rate decreased as a result of higher net income from our European operations, which are taxed at lower rates.

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

Consumables

	Three Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$13,738	$12,877
Operating Income	$1,767	$2,316
Operating Margin	12.9%	18.0%

        Net sales in the second quarter increased approximately $861,000, or 6.7%, primarily due to growth in sales to the U.S. long-term care market of approximately 5.3% and growth in the European domiciliary and retail markets of approximately 15.1%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. The European growth is primarily the result of increased penetration of our products into that market.

        Operating margins declined in the second quarter primarily due to (a) increases in raw material costs primarily related to materials that have a high petroleum-based content; (b) additional personnel added to the Company’s headquarters and allocated to this segment based on revenue; (c) higher audit, tax and consulting costs; (d) increased research and development expenses; (e) higher depreciation expense associated with assets related to this segment; and (f) higher employee benefit costs due to increased medical claims under the Company’s self-insured medical plan.

Packaging Automation

	Three Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$6,897	$1,174
Operating Loss	$(156)	$(545)
Operating Margin	(2.3%)	(46.4%)

        Net sales in the second quarter increased $5.7 million, or 487.5%, because of an agreement with our largest customer for the sale of twenty-four OnDemand machines. During the second quarter, we recorded $5.1 million in revenue associated with nine machines that were installed and accepted by the customer.

        Our operating loss during the second quarter was lower than the prior fiscal year because we realized additional gross profit on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Three Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$67	$67
Operating Loss	$(426)	$(240)
Operating Margin	(635.8%)	(358.2%)

        Net sales in the second quarter were unchanged compared to the same period last year.

        Our operating loss during the second quarter was higher than the prior fiscal year because we have added personnel to develop the MedTimes product and increased research and development expenditures.

        Consolidated operating income represents operating income (loss) for the consumables, packaging automation and medication administration segments less share-based compensation expense and corporate asset depreciation expense.

Six Months Ended September 30, 2008 and 2007

        Net sales for the six months ended September 30, 2008 increased 38.5% to $40.1 million compared with $28.9 million during the same period of the prior fiscal year. This increase is primarily attributable to an increase in net sales for consumable punch cards and pre-pack machines primarily because of additional sales made to new and existing customers. In addition, revenue associated with the sale of OnDemand machines was $10.7 million during the six months ended September 30, 2008 compared with $2.5 million during the same period of the prior fiscal year. This increase relates primarily to the acceptance of sixteen OnDemand machines by our largest customer during the six months ended September 30, 2008. Also, our net sales in Europe increased 22.5% due to increased penetration of our products in that market.

        Cost of sales for the six months ended September 30, 2008 was $27.4 million compared with $17.6 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased to 68.3% from 60.9% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables.

        Selling, general and administration expenses for the six months ended September 30, 2008 increased 23.5% to $9.4 million from $7.6 million of the prior fiscal year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general administrative costs in the U.S. and Europe, foreign exchange loss due to a stronger U.S. dollar, increased research and development expenses and higher employee benefit costs due to increased medical claims under our self-insured health plan, legal, auditing and consulting expenses.

        Depreciation and amortization expense for the six months ended September 30, 2008 increased 32.2% to $1.6 million from $1.2 million during the same period of the prior fiscal year. The increase resulted primarily from increased depreciation and amortization associated with capital expenditures and acquired intangible assets.

        Interest expense for the six months ended September 30, 2008 decreased 16.7% to $264,000 from $317,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in interest rates.

        Income tax expense decreased 39.8% to $526,000 during the six months ended September 30, 2008 compared with $874,000 during the same period of the prior fiscal year. The decrease results from the fact that our net income before tax decreased and our effective tax rate decreased to 36.2% from 40.1%. Our effective tax rate decreased as a result in higher net income from our European operations, which are taxed at lower rates.

Segment Results of Operations

        Operating income (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating income is reconciled to earnings before income taxes in Note 10 to the Consolidated Financial Statements included in the report.

Consumables

	Six Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$26,831	$24,665
Operating Income	$3,382	$4,428
Operating Margin	12.6%	18.0%

        Net sales during the six months ended September 30, 2008 increased approximately $2.2 million, or 8.8%, primarily due to growth in sales to the U.S. long-term care market of approximately 6.2% and growth in the European domiciliary and retail markets of approximately 22.5%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. The European growth is primarily the result of increased penetration of our products into that market.

        Operating margins declined during the six months ended September 30, 2008 primarily due to (a) higher freight costs that resulted from increased fuel surcharges and a higher percentage of products sold indirectly to our end customers through wholesalers, which are shipped at our expense; (b) increases in raw material costs primarily related to materials that have a high petroleum-based content; (c) increased scrap rates and labor costs; (d) additional headquarters personnel and allocated to this segment based on revenue; (e) higher audit, tax, consulting and legal costs; (f) increased research and development expenses; (g) higher depreciation expense associated with assets related to this segment; and (h) higher employee benefit costs due to increased medical claims under the Company’s self-insured medical plan.

Packaging Automation

	Six Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$13,087	$4,150
Operating Loss	$(402)	$(1,249)
Operating Margin	(3.1%)	(30.1%)

        Net sales during the six months ended September 30, 2008 increased $8.9 million, or 215.3%, because of an agreement with our largest customer for the sale of twenty-four OnDemand machines. During the six months ended September 30, 2008, we recorded $9.2 million in revenue associated with sixteen machines that were installed and accepted by the customer. In addition, we sold two AccuFlex machines to other independent pharmacies, which resulted in approximately $653,000 in revenue.

        Our operating loss during the six months ended September 30, 2008 was lower than the prior year because we realized additional gross profit on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Six Months Ended September 30,

	2008	2007

	(In Thousands)

Net Sales	$150	$123
Operating Loss	$(906)	$(485)
Operating Margin	(604.0%)	(394.3%)

        Net sales during the six months ended September 30, 2008 increased due to increased sales of our MedLocker systems.

        Our operating loss during the six months ended September 30, 2008 was higher than the prior year because we have added personnel to develop the MedTimes product and increased research and development expenditures.

        Consolidated operating income represents operating income (loss) for the consumables, packaging automation and medication administration segments less share-based compensation expense and corporate asset depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended September 30, 2008, we had net income of $929,000 compared with $1,308,000 during the same period of the prior fiscal year. Cash provided by operations increased to $2.0 million from $306,000 during the six months ended September 30, 2008 and 2007, respectively, primarily due to decreases in inventory and prepaid and other assets. We had working capital of $13.7 million at September 30, 2008 compared to $13.6 million at March 31, 2008 and $9.5 million at September 30, 2007.

        Investing activities used $2.1 million during the six months ended September 30, 2008 compared with $1.5 million during the same period of the prior fiscal year. The increase results primarily from an increase in capital expenditures for manufacturing equipment used primarily in our consumables segment, as well as additional information technology equipment used throughout the Company.

        Financing activities used $424,000 during the six months ended September 30, 2008 compared with $1.4 million provided in the same period of the prior fiscal year. Cash provided by operations this year has been sufficient to fund investing activities and provide for a reduction in debt. In the prior year, additional borrowing was required to fund investing activities.

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

        There was $11.3 million borrowed and an additional $1.7 million available under our Credit Facility at September 30, 2008. Subsequent to the end of the quarter, we received payments from our largest customer and used a portion of those funds to reduce the balance on the revolving line of credit by approximately $1 million.

        The Credit Facility contains financial covenants that, among other things, require us to maintain certain financial ratios. We were in compliance with all provisions of the loan agreements at September 30, 2008.

        We believe that the cash generated from operations during this fiscal year, and amounts available under the Credit Facility will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their affect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under Part II, Item 1A of the Form 10-Q for the fiscal quarter ended September 30, 2008 and those listed under Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2008. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

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

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the three months ended September 30, 2008, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.3 million. Future claims may affect the reinsurance limits that may be available to us.

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

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There has not been any significant change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 1A.   Risk Factors

        Set forth below are the material changes and updates from, and should be read in conjunction with, the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended March 31, 2008, which was filed with the SEC on June 30, 2008.

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy could be in or nearing a recession.

        Sustained downturns or sluggishness in the U.S. and the European economies generally affect the markets in which we operate. While the economic uncertainties in which we operate make it challenging for us to predict the near-term future of our operations, a U.S. or a European recession may have a significant adverse impact upon certain of our clients and portions of our business.

We face certain risks in collecting our trade accounts receivable.

        We generate a significant amount of trade accounts receivable sales from our customers. Delays or defaults in payments owed to us could have a significant adverse impact on our financial condition and results of operations. Factors that could cause a delay or default include but are not limited to, business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. or European economic conditions and declines in the credit worthiness of our customers.

Inflation may adversely affect our business operations in the future.

        Given the current macroeconomic environment, it is possible that the U.S. and certain European governments may attempt in the near future to provide a monetary stimulus, a fiscal stimulus, or both, to the economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in our cost of sales and our SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

        Our liquidity and our ability to obtain financing may be negatively impacted if the lender under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our Credit Facility. Also, if we attempt to obtain future financing in addition to our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.   Submission of Matters to a Vote of Security Holders

        September 23, 2008 was the date established for MTS’s annual meeting of stockholders. Set fort below are the voting results from the proposals presented for a stockholder vote at that meeting.

1.	To elect seven members to MTS’s board of directors (the “Board”), each of whom will serve until the 2009 annual meeting of stockholders, and until their successors have been duly elected and qualified.

	Number of Shares

	For	Withheld

Todd E. Siegel	6,063,895	108,008
Allen S. Braswell	5,866,511	305,392
Irv I. Cohen	5,866,511	306,392
David W. Kazarian	6,089,071	82,832
John Stanton	6,084,771	87,132
Chet Borgida	6,085,271	86,632
Edgardo A. Mercadante	6,106,071	65,832

2.	To ratify the appointment of Grant Thornton LLP as MTS’s independent certified public accountants for the fiscal year ending March 31, 2009.

For	Against	Abstain

6,132,209	39,360	334

Item 5.   Other Information

        None.

Item 6.   Exhibits

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Amended and Restated Bylaws (4)
10.1	Employment Agreement, dated as of July 29, 2008, between the Registrant and Todd E. Siegel.
3.11	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 14, 2008	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Amended and Restated Bylaws (4)
10.1	Employment Agreement, dated as of July 29, 2008, between the Registrant and Todd E. Siegel.
3.11	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

28

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

29

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer