Form 10-Q
period 2008-12-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2009-02-17
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number:   001-31578

MTS Medication Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2009

Common Stock, $.01 par value per share	6,454,005

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Forward Looking Statement

        References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission (the “SEC”) or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for the sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

    fluctuations in foreign currency;
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
    the changing U.S. healthcare environment; and
    other factors that we may not have currently identified or quantified.

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

ASSETS

	December 31, 2008	March 31, 2008

	(Unaudited)

Current Assets:
Cash	$189	$662
Restricted Cash	2	158
Accounts Receivable, Net	10,235	8,213
Inventories, Net	10,111	14,504
Prepaids and Other	1,418	2,528
Deferred Tax Asset	497	495

Total Current Assets	22,452	26,560

Property and Equipment, Net	8,357	7,746
Goodwill	894	1,161
Other Intangible Assets, Net	567	783
Other Assets, Net	1,943	2,198

Total Assets	$34,213	$38,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,686	$8,653
Current Maturities of Long-Term Debt	31	74
Current Maturities of Related Party Note Payable	–	106
Customer Deposits	1,370	4,123

Total Current Liabilities	10,087	12,956

Long-Term Debt, Less Current Maturities	9,509	11,691
Other Liabilities	815	834
Deferred Tax Liability	283	376

Total Liabilities	20,694	25,857

Stockholders' Equity:
Common Stock	64	64
Capital In Excess of Par Value	10,422	10,137
Accumulated Other Comprehensive (Loss) Income	(599)	374
Retained Earnings	3,960	2,344
Treasury Stock	(328)	(328)

Total Stockholders' Equity	13,519	12,591

Total Liabilities and Stockholders' Equity	$34,213	$38,448

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

Net Sales	$19,234	$14,720	$59,302	$43,658

Costs and Expenses:
Cost of Sales	13,042	9,075	40,416	26,691
Selling, General and Administrative	4,545	3,738	13,933	11,361
Depreciation and Amortization	677	719	2,264	1,919

Total Costs and Expenses	18,264	13,532	56,613	39,971

Operating Profit	970	1,188	2,689	3,687

Interest Expense	112	184	376	501

Income Before Taxes	858	1,004	2,313	3,186

Income Tax Expense	171	393	697	1,267

Net Income	687	611	1,616	1,919

Net Income Per Basic Common Share	$0.11	$0.10	$0.25	$0.30

Net Income Per Diluted Common Share	$0.10	$0.09	$0.24	$0.28

Weighted Average Shares Outstanding - Basic	6,454	6,393	6,454	6,324

Weighted Average Shares Outstanding - Diluted	6,600	6,809	6,672	6,763

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME NINE MONTHS ENDED DECEMBER 31, 2008
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital In	Other				Total
			Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	Income (Loss)	Earnings	Shares	Stock	Equity

Balance March 31, 2008	6,444,065	$64	$10,137	$374	$2,344	(60)	$(328)	$12,591
Stock Grants Issued	5,000		57					57
Share-Based Compensation			176					176
Exercise of Stock Options and Warrants	5,000		9					9
Tax Benefit of Stock Option Exercises			43					43
Comprehensive Income:
Net Income					1,616			1,616
Mark to Market of Interest Rate Swaps, Net of Tax				(153)				(153)
Foreign Currency Translation Adjustment				(820)				(820)

Total Comprehensive Income								643

Balance December 31, 2008	6,454,065	$64	$10,422	$(599)	$3,960	(60)	$(328)	$13,519

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended December 31,

	2008	2007

Operating Activities
Net Income	$1,616	$1,919
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,241	1,983
Write-off of Deferred Financing Costs	62	–
Tax Benefit of Options Exercised	(43)	(147)
Deferred Income Taxes	(264)	(74)
Loss on Disposal of Patents and Equipment	53	–
Share-Based Compensation	233	145
(Increase) Decrease in:
Restricted Cash	156	(751)
Accounts Receivable	(2,477)	1,427
Inventories	3,773	(5,926)
Prepaids and Other	1,069	(1,078)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	564	757
Customer Deposits	(2,753)	3,461

Total Adjustments	2,614	(203)

Net Cash Provided by Operating Activities	4,230	1,716

Investing Activities
Expended for Property and Equipment	(2,402)	(3,856)
Expended for Product Development	(180)	(536)
Expended for Patents and Other Assets	(47)	–

Net Cash Used by Investing Activities	(2,629)	(4,392)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(54)	(1,894)
Payments on Related Party Note Payable	(106)	(244)
Paydowns on Revolving Line of Credit	(19,342)	(40,434)
Advances on Revolving Line of Credit	17,187	55,300
Repayment of Previous Credit Facility	(153)	(8,773)
Tax Benefit of Options Exercised	43	147
Proceeds from Exercise of Options and Warrants	9	860
Expended on Financing Costs	(25)	(7)

Net Cash (Used) Provided by Financing Activities	(2,441)	4,955

Effect of Exchange Rate Changes on Cash	367	(72)

Net (Decrease) Increase in Cash	(473)	2,207
Cash at Beginning of Period	662	292

Cash at End of Period	$189	$2,499

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$436	$549
Cash Paid for Taxes	407	1,072
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	430	9
Provision for Uncertain Tax Positions	–	700
Reclassified costs from product development to inventory	–	127

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008

NOTE 1 – BASIS OF PRESENTATION

        MTS Medication Technologies®, Inc., a Delaware corporation (the “Company” or “MTS”), was incorporated in March 1984. MTS is a holding company that operates through direct and indirect subsidiaries, MTS Packaging Systems, Inc.™ (“MTSP”), MTS Medication Technologies, Ltd. (“MTS Limited”) and MTS Medication Technologies GmbH (“MTS GmbH”). MTS GmbH is a wholly-owned subsidiary of MTS Limited.

        In April 2008, BAF Printers, Ltd. was merged into MTS Limited pursuant to a statutory merger. Prior to this merger, BAF Printers, Ltd. operated as a wholly owned subsidiary of MTS Limited. The merged companies now operate under the MTS Limited name.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fourth quarter in the year ending March 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

NOTE 2 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex® machines to its largest customer over an eighteen-month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  As of December 31, 2008, the Company has deposits of approximately $1.3 million towards machines delivered, but not accepted. This represents a decrease of approximately $1.0 million from the previous quarter, due to the acceptance of five OnDemand machines. The Company has used these cash deposits to pay for deposits to an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines.

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

        The agreement further provides that in the event the Company does not deliver the machines, the customer will be entitled to a full refund of the deposit. In addition, the Company may be responsible for financial penalties in the event the machines are not delivered according to the delivery schedule contained in the agreement. As of December 31, 2008, the Company delivered 23 machines to the customer pursuant to the agreement and incurred approximately $56,000 in penalties because three of the twenty-three machines were not delivered according to the delivery schedule.

        During the three and nine months ended December 31, 2008, the customer accepted five machines and twenty-one machines, respectively. As a result, the Company recorded $3.6 million and $12.8 million, respectively, in revenue associated with the acceptance of these machines.

NOTE 3 – INVENTORIES

        The components of inventory consist of the following:

	December 31, 2008	March 31, 2008

	(In Thousands)
Raw Material	$4,374	$3,894
Work in Process	2,159	4,280
Finished Goods	4,102	6,946
Less: Inventory Valuation Allowance	(524)	(616)

	$10,111	$14,504

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended		Nine Months Ended

	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

	(In Thousands; Except Per Share Amounts)
Numerator:
Net Income	$687	$611	$1,616	$1,919
Denominator:
Weighted Average Shares Outstanding - Basic	6,454	6,393	6,454	6,324

Weighted Average Shares Outstanding - Diluted	6,600	6,809	6,672	6,763

New Income Per Common Share — Basic	$0.11	$0.10	$0.25	$0.30

Net Income Per Common Share — Diluted	$0.10	$0.09	$0.24	$0.28

        The effect of 585,496 and 188,250 and 60,000 and 66,000 options were not included in the calculation of net income per diluted common share for the three and nine months ended December 31, 2008 and 2007, respectively, as the effect would have been anti-dilutive.

NOTE 5 – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (the “Stock Plan”). Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123R (revised 2004) Share-Based Payment (“SFAS No. 123R”). Compensation expense is recognized over the requisite service period on a straight-line basis. As of December 31, 2008, options to purchase 843,496 shares were outstanding in the aggregate under the Stock Plan and the Company’s previous stock incentive plan, and there were 307,754 options available for issuance under the Stock Plan.

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the nine months ended December 31, 2008 and 2007, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $0 and $57,000 ($35,000 net of tax) during the three and nine months ended December 31, 2008 and $0 and $56,000 ($34,000 net of tax) during the three and nine months ended December 31, 2007, based on the fair value of the shares at the date of grant.

Stock Options and Warrants – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over three- to five-year periods. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. The Company issued 10,000 and 221,246 options to employees and members of the Board of Directors during the three and nine months ended December 31, 2008. The options had a fair value of approximately $13,000 and $458,000, respectively.

        The Company has 900 warrants outstanding at an exercise price of $1.88 per share as of December 31, 2008, which expire in August 2009. These warrants were issued in 1998 and no new warrants have been issued since that time.

        During the three and nine months ended December 31, 2008, the Company received approximately $0 and $9,000 in cash from the exercise of 5,000 warrants.

        As of December 31, 2008, the Company has unrecognized compensation cost of approximately $523,000 expected to be recognized over the next three years for share-based awards.

        A summary of the changes in stock options outstanding during the nine months ended December 31, 2008 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Prices			Per Share

Outstanding at March 31, 2008	625,250	$1.45	-	$13.70	$5.09
Options Granted	221,246	$4.05	-	$5.85	$5.75
Options Expired/Forfeited	(3,000)			$12.19	$12.19

Outstanding at December 31, 2008	843,496	$1.45	-	$13.70	$5.24

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.2	$1.55
$2.50 - $4.47	79,500	4.9	$3.82
$5.24 - $13.70	530,496	8.0	$7.08

	843,496

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	233,500	2.2	$1.55
$2.50 - $4.47	69,500	4.2	$3.79
$5.60 - $13.70	271,591	6.8	$6.96

	574,591

        The options outstanding at December 31, 2008 expire on various dates through November 2018.

        At December 31, 2008, exercisable options had no aggregate intrinsic value. At December 31, 2008, exercisable warrants had aggregate intrinsic values of approximately $3,300.

NOTE 6 – LONG-TERM DEBT

	December 31, 2008	March 31, 2008

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (2.19% at December 31, 2008). (See Note 7.)	$9,509	$11,664

Note payable to related party with interest at 6.25% repaid in July 2008.	–	106

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	31	101

Total Long-Term Debt	9,540	11,871

Less Current Portion (including $0 and $106,000, respectively, due to a related party).	(31)	(180)

Long-Term Debt Due After One Year	$9,509	$11,691

        The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $12.7 million at December 31, 2008. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

        The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of December 31, 2008.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly-owned subsidiaries, and 65% of its foreign wholly-owned subsidiaries. There was approximately $9.5 million borrowed and an additional $3.2 million available under the Credit Facility at December 31, 2008.

NOTE 7 – FINANCIAL DERIVATIVES

        In April 2008, the Company entered into three interest rate swap agreements for notional amounts of $1 million, $2 million and $5 million, respectively. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.6%. The swaps mature in March 2009, March 2010 and March 2011, respectively. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets. The Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the three or nine months ending December 31, 2008. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive (loss) income.

NOTE 8 – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	December 31,	March 31,
	(Years)	2008	2008

		(In Thousands)

Product Development	3 – 5	$4,406	$4,226
Less: Accumulated Amortization		(3,059)	(2,774)

		$1,347	$1,452

Patents	5 – 17	$1,770	$2,712
Less: Accumulated Amortization		(1,257)	(2,093)

		$513	$619

Financing Costs	3 – 5	$102	$122
Less: Accumulated Amortization and Write Offs		(66)	(44)

		$36	$78

Other		$47	$49

Total Other Assets, Net		$1,943	$2,198

        All of the Company’s other assets are pledged as collateral on bank notes under the Credit Facility.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the fourth quarter of fiscal year 2009. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of fiscal year 2010, which will change the accounting treatment for business combinations on a prospective basis.

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

NOTE 10 – SEGMENT INFORMATION

        During the first quarter of fiscal year 2009, the Company began to evaluate its business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Consumables segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The Packaging Automation segment consists of products that provide customers with the ability to package medication into the Company’s consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner. The Medication Administration Systems segment consists of automation products designed to provide customers with a system to administer medication to residents at long-term care facilities. These segments represent the manner in which the Company’s operations are managed. Prior to this change, the Company managed its business as one segment.

        Below are sales and operating income (loss) by segment for the three and nine months ended December 31, 2008 and 2007 and a reconciliation of segment operating income to earnings before income taxes. Operating income is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

	(In Thousands)
Net Sales
Consumables	$13,527	$13,054	$40,358	$37,719
Packaging Automation	5,546	1,642	18,634	5,792
Medication Administration Systems	161	24	310	147

Net Sales	$19,234	$14,720	$59,302	$43,658

Operating Profit (Loss) and Operating Margins
Consumables	$1,874	$2,363	$5,257	$6,791
	13.9%	18.1%	13.0%	18.0%

Packaging Automation	(455)	(863)	(858)	(2,112)
	(8.2%)	(52.6%)	(4.6%)	(36.5%)

Medication Administration Systems	(271)	(149)	(1,176)	(635)
	(168.3%)	(620.8%)	(379.4%)	(432.0%)

Corporate Expenses Not Allocated to Other Segments	(178)	(163)	(534)	(357)

Operating Profit	$970	$1,188	$2,689	$3,687

Operating Margin	5.0%	8.1%	4.5%	8.4%

Deductions from Operating Income
Interest Expense	112	184	376	501

Income Before Taxes	$858	$1,004	$2,313	$3,186

Geographic Information

        Net sales and operating profit and margins are classified by the major geographic areas in which the Company operates was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007

	(In Thousands)
Net Sales
U.S.	$16,881	$12,152	$51,385	$36,547
Non-U.S.	2,353	2,568	7,917	7,111

Total Net Sales	$19,234	$14,720	$59,302	$43,658

Operating Profit (Loss) and Operating Margins
U.S.	$1,012	$777	$2,350	$2,839
Non-U.S.	(42)	411	339	848

Total Operating Profit	$970	$1,188	$2,689	$3,687

Total Operating Margin	5.0%	8.1%	4.5%	8.4%

        Total assets classified by major geographic areas in which the Company operates was as follows:

	December 31, 2008	March 31, 2008

	(In Thousands)
U.S.	$29,340	$32,606
Non-U.S.	4,873	5,842

	$34,213	$38,448

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted SFAS No. 157, effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

December 31, 2008

		Quoted Market Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

(In Thousands)

Interest Rate Swaps	$ (246)	–	$ (246)	–

        Interest rate swaps are included in other liabilities. The Company utilizes interest rate swaps to hedge fluctuations in variable interest rates associated with its long-term debt. These derivatives are not exchange-traded and are over-the-counter customized derivative transactions with highly rated bank counterparties. The Company estimates the fair value of its derivatives using quotes determined by the swap counterparties.

NOTE 12 – THIRD QUARTER ADJUSTMENTS

Inventory Adjustment and Manufacturer’s Rebate

        The Company conducted a physical inventory of certain items related to it's Packaging Automation Segment and its Medication Administration Segment in January/February of 2009 and determined that the quantities on hand according to its inventory records did not agree with the quantities counted. The amount of the adjustment, which was recorded in the third quarter ended December 31, 2008 was approximately $260,000.

        In addition, the Company entered into an agreement with a third-party manufacturer in May 2007 related to manufacturering of 16 OnDemand machines. The contract provided that in the event the gross profit margin earned by the manufacturer on this contract exceeded 15%, the manufacturer would provide the Company with a rebate of 50% of the amount of gross profit that exceeded 15%. During the second quarter ended September 30, 2008, the manufacturer advised the Company that it believed a rebate had been earned and estimated the amount of the rebate earned, at that point, to be approximately $100,000. In January 2009, the entire amount of the rebate earned by the Company ultimately was determined to be $150,000, and the Company recorded $120,000 of the rebate in the third quarter ended December 31, 2008 as a reduction in cost of sales based upon the number of machines that had been delivered by the manufacturer at that point. The Company believes that although the amount of the rebate earned at the end of the second quarter ended September 30, 2008 could have been determined it failed to record the rebate in that period, and therefore, overstated its cost of sales during that period.

        The Company reviewed the potential affect of the above errors on prior periods and determined that (a) the errors did not affect the results of operation of the prior fiscal year ended March 31, 2008; and (b) the errors did not have a material net effect on the results of operation of the first or second quarter of the current fiscal year. As a result, the impact of the adjustments from the first and second quarters of the current fiscal year have been recorded in the third quarter of the current fiscal year and represent a reduction of income before taxes of approximately $70,000.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company has experienced growth in net sales throughout this fiscal year. A significant portion of that growth has resulted from the installation and acceptance of OnDemand machines that were sold to our largest customer. Sales of OnDemand machines to other customers has slowed recently. We have not determined convincingly whether this slowdown in sales results from economic conditions or credit restraints placed on our customers by financial institutions. We are carefully monitoring this area of our business in order to react to a continued slowdown in the Packaging Automation segment, if one occurs.

        Net sales in our Consumables segment have grown approximately 7% in the U.S. long-term care market this fiscal year. Net sales of consumables in Europe have grown approximately 22% when measured in the functional currency of the country in which the sales are made. However, as a result of the recent strengthening of the U.S. dollar, our revenue growth in Europe is approximately 11% this year when the revenue is translated into U.S. dollars.

        Revenue in our Medication Administration segment is comprised solely of sales of MedLocker® and service and support of existing MedLocker installations. We recently lowered the price of our MedLocker, which has resulted in an increase in the number of MedLocker units sold. The operations of this segment have resulted in an operating loss of approximately $1.2 million this fiscal year. We are optimistic that our MedTimes® product will be released for sale shortly and begin to result in additional gross profit to reduce operating losses for this segment in the future.

        Our consolidated gross profit margins, consolidated operating income and net income declined this fiscal year compared to the prior fiscal year primarily due to several factors.

1.	Sales in Europe are made to customers in the functional currency of the country in which the sale is made, but product that is sold in Europe is manufactured in the U.S. and paid for in U.S. dollars. As the U.S. dollar has strengthened, our gross profit margins have declined on these sales compared to the previous year.

2.	The gross profit that we realized on the sale of OnDemand machines to our largest customer was significantly lower than the gross profit margin we generally realize on other products we sell.

3.	Our operating costs have risen over the prior year primarily due to costs associated with the OnDemand system contract with our largest customer.

4.	Operating costs we have incurred this year in our Medication Administration segment have increased compared to the prior year as we attempt to bring the MedTimes product to market.

        We use many metrics to evaluate and monitor our business, including the following:

1.	Revenue growth, gross profit margins, operating income and net income by segment and by geographic area;

2.	Inventory turnover;

3.	Account receivable collection days;

4.	Consolidated net income and operating cash flow; and

5.	Investing activities.

        Each of these key metrics is more fully discussed in the Management Discussion and Analysis.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 and 2007

        Net sales for the three months ended December 31, 2008 increased 30.7% to $19.2 million compared with $14.7 million during the same period of the prior fiscal year. Revenue associated with the sale of OnDemand machines was $4.7 million during the three months ended December 31, 2008 compared with $700,000 during the same period of the prior fiscal year. This increase relates primarily to the acceptance of five OnDemand machines by our largest customer during the three months ended December 31, 2008. In addition, this increase is attributable to an increase in net sales for consumable punch cards and prepack machines both to new and existing customers. In addition, Net sales in Europe decreased 8.4% during the three months ended December 31, 2008. Although net sales in Europe increased by 15.9%, when expressed in the functional currency of the country in which the sales are made, net sales declined 8.4% in terms of U.S. dollars as a result of exchange rate fluctuations between the U.S. dollar and the British Pound and Euro.

        Cost of sales for the three months ended December 31, 2008 was $13.0 million compared with $9.1 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased to 67.8% from 61.7% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily because of the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables.

        Selling, general and administration expenses for the three months ended December 31, 2008 increased 21.6% to $4.5 million from $3.7 million of the prior fiscal year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general administrative costs in the U.S. and Europe, foreign currency exchange fluctuations due to a stronger U.S. dollar and increased research and development expenses.

        Depreciation and amortization expense for the three months ended December 31, 2008 decreased 5.8% to $677,000 from $719,000 during the same period of the prior fiscal year. The decrease resulted primarily from decreased amortization associated with previously capitalized product development costs, which became fully amortized during the three months ended December 31, 2008.

        Interest expense for the three months ended December 31, 2008 decreased 39.1% to $112,000 from $184,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in interest rates as well as a decrease in long-term debt outstanding resulting from increased operating cash flow.

        Income tax expense decreased 56.5% to $171,000 during the three months ended December 31, 2008 compared with $393,000 during the same period of the prior fiscal year. The decrease results from lower net income before income tax and the fact that our effective tax rate decreased to 19.9% from 39.1%. Our effective tax rate declined from the previous year because we determined that uncertain tax positions that we had previously provided for were no longer appropriate and therefore we reduced our liability for these items and recorded the amounts as a reduction in our current income tax provision.  In addition, we believe that we are eligible for certain US income tax credits available to manufacturing companies. The reduction in uncertain tax positions caused our effective income tax rate to decline by 18.0% in the third quarter and 8.0% in the nine month period and the US income tax credit related to manufacturing expenditures caused our effective income tax rate to decline by 2.0% in the third quarter and 1.6% in the nine month period.

Segments

        During the first quarter of fiscal year 2009, we began to evaluate our business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Consumables segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The Packaging Automation segment consists of products that provide our customers with the ability to package medication into our consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner, which means that our pharmacy customers can elect to package medications for inventory awaiting an order from their long-term care customers or wait until the long-term care customers require the medication and package it at that time. The Medication Administration Systems segment consists of automation products designed to provide our customers with a system to administer medication to residents at long-term care facilities. We currently sell one product, MedLocker, and have developed another product, MedTimes. These segments represent the manner in which we now manage our operations. Prior to this change, we managed our business as one segment.

Segment Results of Operations

        Operating profit (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to income before taxes in Note 10 to the Consolidated Financial Statements included in the report.

Consumables

	Three Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$13,527	$13,054
Operating Profit	$1,874	$2,363
Operating Margin	13.9%	18.1%

        Net sales in the third quarter increased approximately $473,000, or 3.6%, primarily due to growth in sales to the U.S. long-term care market of approximately 6.8%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. Although net sales in Europe increased by 15.9%, when expressed in the functional currency of the country in which the sales are made, net sales declined 8.4% in terms of U.S. dollars as a result of exchange rate fluctuations between the U.S. dollar and the British Pound and Euro.

        Operating margins declined in the third quarter primarily due to (a) increases in raw material costs; (b) additional personnel added and allocated to this segment based on revenue; (c)higher depreciation expense associated with assets related to this segment; (d) and foreign currency fluctuations.

Packaging Automation

	Three Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$5,546	$1,642
Operating Loss	$(455)	$(863)
Operating Margin	(8.2%)	(52.6%)

        Net sales in the third quarter increased $3.9 million, or 237.8%, primarily because of the sale of OnDemand machines under an agreement with our largest customer. During the third quarter, we recorded $3.6 million in revenue associated with five machines that were installed and accepted by the customer.

        Our operating loss during the third quarter was lower than the prior fiscal year because we realized additional gross profit on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Three Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$161	$24
Operating Loss	$(271)	$(149)
Operating Margin	(168.3%)	(620.8%)

        Net sales in the third quarter increased due to increased sales of our MedLocker systems.

        Our operating loss during the third quarter was higher than the prior fiscal year because we have added personnel to develop the MedTimes product, and we have increased research and development expenditures for this product.

        Consolidated operating income represents operating income (loss) for the consumables, packaging automation and medication administration segments less share-based compensation expense and corporate asset depreciation expense.

Nine Months Ended December 31, 2008 and 2007

        Net sales for the nine months ended December 31, 2008 increased 35.8% to $59.3 million compared with $43.7 million during the same period of the prior fiscal year. Revenue associated with the sale of OnDemand machines was $15.4 million during the nine months ended December 31, 2008 compared with $3.1 million during the same period of the prior fiscal year. In addition, this increase is primarily attributable to an increase in net sales for consumable punch cards and pre-pack machines primarily because of additional sales made to new and existing customers. This increase relates primarily to the acceptance of twenty-one OnDemand machines by our largest customer during the nine months ended December 31, 2008. Also, our net sales in Europe when expressed in U.S. dollars increased 11.3% due to increased penetration of our products in that market.

        Cost of sales for the nine months ended December 31, 2008 was $40.4 million compared with $26.7 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased to 68.2% from 61.1% during the same period of the prior fiscal year. Cost of sales as a percentage of sales increased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables.

        Selling, general and administration expenses for the nine months ended December 31, 2008 increased 22.6% to $13.9 million from $11.4 million of the prior fiscal year primarily due to travel and personnel costs associated with support of our OnDemand machine installations, general and administrative costs in the U.S. and Europe, foreign currency exchange, fluctuations, increased research and development expenses, increased health plan benefit costs, legal, auditing and consulting expenses.

        Depreciation and amortization expense for the nine months ended December 31, 2008 increased 18.0% to $2.3 million from $1.9 million during the same period of the prior fiscal year. The increase resulted primarily from increased depreciation associated with capital expenditures made during the prior fiscal year.

        Interest expense for the nine months ended December 31, 2008 decreased 25.0% to $376,000 from $501,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in interest rates as well as a decrease in long-term debt outstanding resulting from increased operating cash flow.

        Income tax expense decreased 45.0% to $697,000 during the nine months ended December 31, 2008 compared with $1,267,000 during the same period of the prior fiscal year. The decrease results from lower net income before income taxes and the fact that our effective tax rate decreased to 30.1% from 39.8%. Our effective tax rate declined from the previous year because we determined that uncertain tax positions that we had previously provided for were no longer appropriate and therefore we reduced our liability for these items and recorded the amounts as a reduction in our current income tax provision.  In addition, we believe that we are eligible for certain US income tax credits available to manufacturing companies. The reduction in uncertain tax positions caused our effective income tax rate to decline by 18.0% in the third quarter and 8.0% in the nine month period and the US income tax credit related to manufacturing expenditures caused our effective income tax rate to decline by 2.0% in the third quarter and 1.6% in the nine month period.

Segment Results of Operations

        Operating profit (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to income before taxes in Note 10 to the Consolidated Financial Statements included in the report.

Consumables

	Nine Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$40,358	$37,719
Operating Profit	$5,257	$6,791
Operating Margin	13.0%	18.0%

        Net sales during the nine months ended December 31, 2008 increased approximately $2.6 million, or 7.0%, primarily due to growth in sales to the U.S. long-term care market of approximately 6.4% and growth in the European domiciliary and retail markets of approximately 11.3%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. The European growth is primarily the result of increased penetration of our products into that market.

        Operating margins declined during the nine months ended December 31, 2008 primarily due to (a) increases in raw material costs; (b) increased scrap rates; (c) additional personnel allocated to this segment based on revenue; (d) increased research and development expenses; (e) higher depreciation expense associated with assets related to this segment; (f) higher health plan benefit costs due to increased medical claims under the Company’s self-insured medical plan; and (g) foreign currency fluctuations.

Packaging Automation

	Nine Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$18,634	$5,792
Operating Loss	$(858)	$(2,112)
Operating Margin	(4.6%)	(36.5%)

        Net sales during the nine months ended December 31, 2008 increased $12.8 million, or 221.7%, because of an agreement with our largest customer for the sale of twenty-four OnDemand machines. During the nine months ended December 31, 2008, we recorded $12.8 million in revenue associated with twenty-one machines that were installed and accepted by the customer. In addition, we sold three OnDemand AccuFlex machines to other independent pharmacies, which resulted in approximately $1.0 million in revenue.

        Our operating loss during the nine months ended December 31, 2008 was lower than the prior year because we realized additional gross profit on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Nine Months Ended December 31,

	2008	2007

	(In Thousands)

Net Sales	$310	$147
Operating Loss	$(1,176)	$(635)
Operating Margin	(379.4%)	(432.0%)

        Net sales during the nine months ended December 31, 2008 increased due to increased sales of our MedLocker systems.

        Our operating loss during the nine months ended December 31, 2008 was higher than the prior year because we have added personnel to develop the MedTimes product and increased research and development expenditures for this product.

        Consolidated profit represents operating profit (loss) for the consumables, packaging automation and medication administration segments less share-based compensation expense and corporate asset depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

        Our operating cash flow has increased the first nine months of this fiscal year compared to the same period of the prior fiscal year primarily due to a decrease in inventory that has resulted from the successful installation and acceptance of the OnDemand machines that we sold to our largest customer. In addition, although our total accounts receivable outstanding has increased, the average number of days that our customers are taking to pay us has decreased to 40 days, compared to 58 days at the end of the prior fiscal year. The increase in total accounts receivable is therefore related to the increase in our net sales.

        Investing activities have used $2.6 million in the first nine months of this fiscal year compared to $4.4 million in the first nine months of the prior year. The decrease is primarily attributable to the fact that during our third quarter last year, we purchased a $2.0 million punch card press. Also, as we examined our need for access to our Credit Facility during the second and third quarters of this fiscal year, we began to carefully evaluate all capital expenditures and delayed, when possible, those that we considered not to be critical. We do not believe that any delays in making capital expenditures will have an adverse affect on our operations.

        We used our operating cash flow to fund our investing activities and then utilized the remaining free cash flow to reduce our borrowing on our Credit Facility and other outstanding debt by $2.2 million.

        We are in compliance with the financial covenants that are contained in our Credit Facility, and based upon our expectations regarding future profitability and investing activity needs, we believe that the availability on our Credit Facility is sufficient to support operations.

        Our Credit Facility was originated in November 2007 with Wachovia Bank. Wachovia Bank was recently acquired by Wells Fargo Bank, however, we have not become aware of any changes in the relationship we have with our lender that would adversely affect our ability to use our Credit Facility as it was intended to be used.

        At December 31, 2008, there was $9.5 million outstanding on our Credit Facility. The maximum amounts that could be borrowed as of that date was $12.7 million, however, we were limited to $11.6 million in borrowing due to financial covenants in the loan agreement that limit borrowing to two times our trailing four quarters earnings before interest, income taxes and depreciation expense.

        We expect that our operating cash flow for the next twelve months will be sufficient to fund our investing activities that are currently planned during that period and anticipate that any excess cash will be used to reduce our outstanding debt.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under these circumstances. These estimates and our actual results are subject to the risk factors listed under Part II, Item 1A of the Form 10-Q for the fiscal quarter ended December 31, 2008 and those listed under Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2008. Nevertheless, our management believes the following items involve a higher degree of complexity and, judgment and therefore, has commented on these items below.

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

        We have recently evaluated the methodology we use to determine the amount of our inventory obsolescence reserve and now evaluate our inventory for risk of obsolescence and slow moving items in more detail by segment. During this quarter, we increased our inventory obsolescence reserve by approximately $9,000. We believe that we currently have an adequate reserve for obsolescence based on expectations of realizing the carrying value of the inventory within the next twelve months, however, as business conditions change, we may need to adjust it accordingly.

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the three months ended December 31, 2008, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.3 million. Future claims may affect the reinsurance limits that may be available to us. We had two participants in our plan reach the individual limit of $100,000 this fiscal year.

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

Product Development

        All costs incurred subsequent to the completion of research and development activities associated with software components’ achievement of technological feasibility are capitalized until the product is available for general release to customers. Product development costs are generally amortized over a three-year period beginning on the date the product is released for sale to customers. We review the viability and recoverability of these costs on a regular basis.

        We have capitalized approximately $850,000 associated with software components related to our MedTimes product. This product is about to be released to customers, and we anticipate that the first release will be made prior to the end of our fiscal year, which ends on March 31, 2009. The first release is expected to be a beta release, and we are optimistic that upon the successful conclusion of the beta, we will be able to solicit other customers for this product. We believe that the product will be successful and also believe that the potential for positive cash flow from the sale of this product will be sufficient to recover the amount which we have capitalized for the software components.

        In the event that the beta is not successful, we will evaluate the product to determine if we remain confident that we will recover the capitalized costs. If our determination is that the recovery is doubtful, we will adjust the carrying value of the capitalized costs appropriately. An adjustment in the carrying value of this asset could have a material effect on our results of operation and also on our compliance with financial covenants in our loan agreement.

Warranty

        We establish a reserve for warranty costs we may incur during the warranty period that is provided for in the machine sales agreements with our customers. These estimates are established using historical information on the nature, frequency and average cost of claims. Actual experience could differ from the amounts estimated.

Goodwill and Other Intangible Assets

        We review the carrying value of our Goodwill and Other Intangible Assets that was recorded at the time we made certain acquisitions.  These acquisitions were made in both the United Kingdom and Germany.  Our review of these assets includes, among other things, an analysis of the anticipated future results of operation of the entities acquired.  At this time we believe that the carrying value of these assets is appropriately stated in our financial statements. However, the recent strengthening of the US dollar compared to the British Pound and the Euro has caused our operating margins in Europe to decline.  The effect of these changes in currency rates could cause an adjustment in the carrying value of the Goodwill and Other Intangible assets related to our European operations in the future.

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

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, we determined that because effective controls regarding recording inventory transactions were not in place, the carrying value of our inventory could be misstated, and the related cost of goods sold could also be misstated, and therefore, a material weakness existed in our internal control over financial reporting and have disclosed this to the audit committee and to the independent registered public accountants.

Plan for Remediation of Material Weakness

        The Company has realigned the responsibilities for overseeing the personnel who record inventory transactions. Effective immediately, these individuals will be supervised by personnel in the accounting department. In addition, new policies and procedures will be instituted and cycle counts of individual inventory items will be made on a regular basis.

Changes in Internal Control Over Financial Reporting

        There has not been any significant change in our internal control over financial reporting during the quarter ended December 31, 2008, other than those described above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

        None.

Item 1A. Risk Factors

        Set forth below are the material changes and updates from, and should be read in conjunction with, the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended March 31, 2008, which was filed with the SEC on June 30, 2008.

The gross domestic product for the U.S. and Europe has declined, indicating that many of these countries' economies, including the U.S. economy, are in a recession.

        There has been an erosion of global consumer confidence amid concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S. and Europe. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

        As of December 31, 2008, we have $894,000 of goodwill recorded on our Condensed Consolidated Balance Sheet. Future goodwill impairment charges may result from changes in economic and operating conditions, including foreign currency fluctuations, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth. If we were to conclude that a write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Estimates and Critical Accounting Policies – Goodwill and Other Intangible Assets.”

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

Fluctuations in foreign currency may negatively impact our profit margin.

        Our European sales are denominated in the British Pound and the Euro. Given the recent strengthening of the U.S. dollar compared to the British Pound and the Euro, our profit margins have declined on sales through our European subsidiaries. If the Pound and Euro continue to decline in value, our profit margins will continue to decline. In addition, as the U.S. dollar has continued to strengthen, we have experienced losses on the exchange of foreign currency.

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

26

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: February 17, 2009	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Date: February 17, 2009	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Amended and Restated Bylaws (4)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 17, 2009	By:	/s/ Todd E. Siegel

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 17, 2009	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 17, 2009

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. § 78m or § 78o(d)); and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 17, 2009

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer