Form 10-K
period 2009-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2009-06-22
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended MARCH 31, 2009

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For transition period from _____________ to _____________

Commission File Number:    001-31578

MTS MEDICATION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2740462

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida	33702

(Address of Principal Executive Offices)	(Zip Code)

727-576-6311

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $0.01 PAR VALUE	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes         No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes         No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes          No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).          Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer                Accelerated filer                Non-accelerated filer                 Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes         No

Aggregate market value of voting common stock held by non-affiliates of the registrant as September 30, 2008.     $32,500,000

Number of shares of common stock outstanding as of June 19, 2009 was 6,473,065.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009.

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

        In this 10-K, unless otherwise indicated, the terms “we”, “us”, “our”, “registrant” and “MTS” refer to MTS Medication Technologies™, Inc. (“MTS”) and its subsidiaries.

ITEM 1.    BUSINESS

Introduction

        We were incorporated in Delaware in March 1984. We are a holding company that operates through our subsidiaries, MTS Packaging Systems™, Inc. (“MTSP”) in the United States, MTS Medication Technologies, Ltd. (“MTS Limited”) in the United Kingdom, and MTS Medication Technologies GmbH (“MTS GmbH”) in Germany. MTS GmbH is a wholly owned subsidiary of MTS Limited. MTS primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States, Canada and Europe. Our customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable punch cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. In addition, we utilize the services of outside contract manufacturers for some of our packaging equipment. The consumable medication punch cards and packaging equipment are designed to provide a cost effective method for pharmacies to dispense medications. MTS’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS primarily in the United Kingdom and also manufactures and sells prescription bags and labels in the United Kingdom. MTS GmbH distributes products for MTS in Germany. We currently serve more than 4,500 institutional pharmacies in the long-term care and correctional facility markets, both domestically and internationally.

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

        In addition to the consumable products and packaging equipment, we also have developed two products that allow for the storage of medication and assist in the administration of medication in an institutional pharmacy or skilled nursing facility.

Research and Development

        We dedicate a certain amount of our resources to develop new products to provide innovative ways for our customers to automate their pharmacy activities and assist them in becoming more cost efficient. We expended approximately $792,000 and $331,000 on research and development activities for each of the fiscal years ended March 31, 2009 and 2008, respectively. In addition, we have developed new consumable products and automation that we believe will introduce punch card products into markets that we currently do not service including retail pharmacies and nutraceutical distribution. Several of the packaging automation and medication administration products we have developed and currently sell have a significant software component. When we sell this type of equipment, we enter into a software license agreement with our customer.

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

        MTS’s products are sold throughout the United States primarily through its sales organization and some independent sales representatives. In addition, MTS Limited distributes products in the United Kingdom and MTS GmbH distributes products in Germany. Sales to countries outside the United States represented approximately 12.7% of our total revenue in fiscal 2009. Our largest customer in Europe is Lloyds Pharmacy, Ltd., which represents approximately 5.5% of our European sales and approximately 1.2% of our overall sales. In the fiscal year ended March 31, 2009, sales to our two largest institutional pharmacy customers in the United States, Omnicare, Inc.® and PharMerica, Inc., represented approximately 34.1% and 9.8%, respectively of our total net sales. In addition, we sell our consumable products to drug wholesalers who in turn resell the products to pharmacies. Sales to three major wholesalers, McKesson, Cardinal Health and Amerisource Bergen®, represented approximately 10.5% of our net sales in the fiscal year ended March 31, 2009. Some of the sales to the wholesalers are for the indirect benefit of Omnicare and PharMerica.

Segments

        Our operations are conducted in three separate business segments. Our Consumables segment represents the manufacturing and sale of all non-durable products such as, punch cards, prescription bags and labels. Our Packaging Automation segment represents the manufacture and sale of machines that our customers use to package medication into our punch cards. Our Medication Administration Systems segment represents the manufacture and sale of equipment that is used to store and assist in the administration of medication. We report our results of operation on a consolidated basis, as well as by operating segment in our Consolidated Financial Statements included in this report.

Competition

        The pharmacy customers of MTS supply prescribed medications to nursing homes, correctional facilities and assisted living facilities, which are the primary market for MTS’s products. This market is highly competitive, and there are few barriers to entry. There are several competitors that have developed machines that automate the packaging and sealing of solid medications into punch cards and other forms of consumable products. We believe that products developed by our competitors may not be as efficient as our systems because they are not as automated. Our method of dispensing medication replaces more traditional dispensing methods, such as prescription vials. The principal methods of competition in supplying medication-dispensing systems to prescription service providers are product innovation, price, customization and product performance. Many of our competitors have been in business longer and have substantially greater resources than we have. There is no assurance that we will be able to compete effectively with competitive methods of dispensing medication, other punch card systems or other consumable products.

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

Proprietary Technology

        There are numerous patent applications and patent license agreements for products that we sell and that we have developed. Our business, however, is not materially dependent upon our owning, or obtaining, any single patent from the United States Patent and Trademark Office.

        We can provide no assurance that we will obtain any additional patents with respect to our medication dispensing or information systems and products or that any patent obtained, now or in the future, will provide meaningful protection from competition.

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

        We cannot predict the extent to which our operations will be affected under the laws and regulations described above or any new regulations that may be adopted by regulatory agencies.

Geographic Information

        The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers of consumable medication punch cards, packaging equipment and ancillary products. The Company has operations in the United States and subsidiaries in the United Kingdom and Germany. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made. In addition to our evaluation of our three segments, management evaluates the Company’s business performance on a geographic basis based upon the country in which the sales originate.

Employees

        None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We employ 238 persons in the United States and 33 persons in Europe.

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

We need to improve our disclosure controls and procedures and internal control over financial reporting to comply with SEC reporting requirements

        The Public Company Accounting Oversight Board (“PCAOB”) defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        As of March 31, 2009, we reported a control deficiency that constituted a material weakness in internal control over preparation, review and presentation and disclosure of our consolidated financial statements. Specifically, our control deficiencies included a lack of effective controls over recording inventory transactions. This control deficiency, in the aggregate, could result in a misstatement to accounts and disclosures that is material to the annual or interim financial statements that would not be prevented or detected.

        These material weaknesses will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

        While we have taken the actions described under “Item 9A. Controls and Procedures” to address the material weakness, additional measures may be necessary and these actions may not be sufficient to address the issues identified by us or to ensure that our internal controls over financial reporting are effective. If we are unable to correct existing or future material weaknesses in internal controls over financial reporting in a timely manner, we may not be able to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC. This failure could harm our business and the market value of our securities and affect our ability to access the capital markets. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in reliability of future financial statements and SEC filings.

We depend on a limited number of customers for our net sales, therefore, a reduction in sales to any one of our customers could cause a significant decline in our net sales.

        For the fiscal year ended March 31, 2009, our 10 largest customers accounted for approximately 62% of our net sales, and our two largest customers accounted for approximately 44% of our net sales. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced consolidation and pricing and regulatory pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net sales and expose us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, could have a material adverse effect on our results of operations.

A substantial portion of our revenue is from the sales of products and provision of services to customers outside of the United States. Thus, we may be subject to certain risks related to international sales and operations.

        Sales of products and the provision of services to customers outside the United States accounted for approximately 13% of our consolidated revenue for the fiscal year ended March 31, 2009. We anticipate that international sales and services will continue to account for a significant portion of our revenue in the foreseeable future. As a result, we may be subject to certain risks, including risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy and risks associated with exchange rate fluctuations. Additional risks include potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties involving our strategic alliances and managing foreign sales agents or representatives and potential difficulties in accounts receivable collection.

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

        Long-term contracts are usually not a significant part of our business. We make significant decisions, including production schedules, materials procurement, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments, their uncertainty about future economic conditions, and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.

        Customers have previously cancelled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons, and may do one or more of these in the future. Such changes, delays and cancellations may lead to a decline in our production and our possession of excess inventory which we may not be able to sell to the customer or a third party.

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

        We have acquired businesses in Europe in the past and expect to consider additional foreign acquisitions in the future. Our existing foreign operations and any operations we may acquire in the future carry risks in addition to the risks of acquisition, as described above. At any particular time, foreign operations may encounter risks and uncertainties regarding the governmental, political, economic, business and competitive environment within the countries in which those operations are based. Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the United States Dollar.

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

        The retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations. Consequently, our customers are subject to the risk of changes in various federal, state and local laws, which include, but are not limited to:  federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act; regulations of the United States Food and Drug Administration, the United States Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission and state regulatory authorities, governing the sale, advertisement and promotion of products they sell; anti-kickback laws; and federal and state laws governing the practice of the profession of pharmacy. Changes in these regulations may require extensive system and operating changes that may be difficult for our customers to implement. Untimely compliance or noncompliance with applicable regulations by our customers could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of their businesses and may substantially increase the costs and burden of pharmaceutical distribution, which could decrease the demand for our products and services.

The changing United States healthcare environment may negatively impact our revenue and income.

        Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income.

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

        MTS is a holding company with no direct operations and we conduct all of our business through our subsidiaries. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent on the cash flow of our subsidiaries and dividends and distributions from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of any current and future indebtedness obligations we may have.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

        We are subject to periodic federal, state, local and foreign income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could adversely affect us including, without limitation, an ongoing audit by the Internal Revenue Service of our federal income tax return for the fiscal year ended March 31, 2008.

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

        Our common stock is traded on the NASDAQ-Capital Market under the symbol “MTSI.” The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets or other developments affecting us, our clients or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock. It is possible that the stock price may decline to a level where we lose our eligibility to remain listed on the NASDAQ Capital Market.

        In addition, the stock market, in general, has experienced volatility that has often been unrelated to the operating performance of public companies. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

        Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above prices at which they were acquired. The volatility also could impair our ability in the future to offer common stock as a source of additional capital.

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

The issuance of additional shares of our common stock as a result of the exercise of currently outstanding derivative securities may cause our stock price to decline.

      As of March 31, 2009, we had 6,454,005 shares of common stock outstanding. In addition, the following shares of our common stock are issuable upon exercise of currently outstanding securities.
      835,496 shares of common stock are issuable upon exercise of currently outstanding common stock purchase options having exercise prices ranging from $1.45 to $13.70.

        The possibility of exercise of these securities and the inclusion of the underlying shares of common stock in the issued and outstanding shares may adversely affect the market price of our common stock.

Our certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

        Certain provisions of our certificate of incorporation, our amended and restated bylaws and applicable Delaware General Corporation Law could deter a change in our management or render more difficult an attempt to obtain control of our company, even if such a proposal is favored by a majority of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. For example, Delaware law prohibits us from engaging in a broad range of business combinations with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our board to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Our business will suffer if we fail to comply with federal regulations and rules of the SEC relating to corporate governance reform.

        As a public company, we are subject to certain federal regulations and the rules and regulations of the SEC. The SEC has also adopted rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to federal corporate reform measures adopted by the SEC. In addition, we incur significant legal, accounting and other compliance costs.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

        The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose viability in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        We currently lease approximately 132,500 square feet consisting of office space and air-conditioned manufacturing and warehousing space at 2003 Gandy Boulevard North, St. Petersburg, Florida, 33702. The lease term expires on September 30, 2016. Our corporate administrative offices and the primary manufacturing facilities for MTS are at this location. The monthly lease payments are currently $65,271 plus tax, insurance, utilities and CAM and increase to $80,000 plus tax in the final year. In addition, we are obligated to pay annual operating expenses (i.e., insurance, property taxes and common area maintenance fees). The Company has applied the provisions of FASB Statement 13, “Accounting for Leases” to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on our balance sheet. The amount of this liability was $435,000 and $388,000 at March 31, 2009 and 2008, respectively.

        In addition, we were paid $400,000 by our landlord when we executed our lease. This payment was provided to us as an incentive to enter into the lease. We recorded this amount as a long-term liability on our balance sheet and are amortizing the benefit of this amount to offset rent expense over the term of the lease.

        MTS also leases approximately 5,200 square feet at approximately $3,900 per month for office and warehouse space at 21530 Drake Road, Cleveland, Ohio. The lease is on a month-to-month basis.

        MTS Limited currently leases approximately 1,600 square feet of office and warehouse space at Unit 6A/6B Dalton Court, Blackburn Interchange, Lower Darwen, Blackburn, Lancashire, England. The lease is for a term of three years, and the monthly lease payments are approximately $3,200. The lease expires in May 2012 and is cancellable at any time with six months notice.

        We entered into a premises lease with the previous owners of BAF Printers, Limited (“BAF”), which was a company we acquired in 2006, for approximately 12,000 square feet of office and manufacturing space. The lease is on a month-to-month basis. Monthly lease payments are approximately $5,200, and we are also obligated to pay annual operating expenses (i.e., insurance, utilities and property taxes). The premises is in Leeds, England.

        MTS GmbH currently leases approximately 300 square feet of office space in Darmstadt, Germany. The lease is on a month-to-month basis and can be cancelled with a three-month notice. The monthly lease payments are approximately $1,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

        Since July 15, 2008, our common stock has been trading on NASDAQ under the symbol “MTSI.” Prior to July 15, 2008, our common stock traded on AMEX under the symbol “MPP.” The table below sets forth the range of high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ and AMEX, as applicable.

2009 Fiscal Year	High	Low

First Quarter	$12.27	$7.31
Second Quarter	$5.98	$4.51
Third Quarter	$6.01	$2.16
Fourth Quarter	$4.59	$2.45

2008 Fiscal Year	High	Low

First Quarter	$13.44	$10.60
Second Quarter	$12.88	$10.50
Third Quarter	$14.25	$11.64
Fourth Quarter	$13.50	$10.67

        As of June 15, 2009, there were approximately 1,900 holders of record of our common stock and the closing price of our common stock reported on NASDAQ was $4.99.

        We have not declared a dividend on our common stock and do not currently intend to declare a dividend. We intend to reinvest our future earnings, if any, into the operations of our business.

Equity Compensation Plan Information

        The following table sets forth certain information relating to our equity compensation plans as of March 31, 2009.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	Be Issued Upon Exercise	Exercise Price	Future Issuance Under
Plan Category	of Outstanding Options	of Outstanding Options	Equity Compensation Plans

Equity compensation plans approved by security holders	835,496	$5.24	312,754

Stock Incentive Plan	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	835,496	$5.24	312,754

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We believe our business continues to grow for several reasons. First, the aging global population results in more medication being prescribed and increases the number of people that reside in skilled nursing and assisted living facilities.  These increases cause revenue to increase for our pharmacy customers, which in turn leads to increased orders for our packaging supplies for medications and our fulfillment automation.  As our customers grow, we grow with them.  Second, we have made strategic acquisitions in Europe, which have added to the growth of our core products.  We believe Europe is a receptive market for our packaging and automation systems, and we expect the European market to continue to represent an expanding portion of our total consolidated revenue.  We continue to look for potential acquisitions in Europe to further expand in that market. Third, we have invested heavily in technology that has enhanced the automation we sell.  As a result, we have experienced growth in sales of both prepackaging equipment, as well as our highly advanced robotic OnDemand systems.

        Our operating margins have been impacted by our expansion into new markets and our introduction of new products which has led to us hiring additional personnel and investing in our infrastructure.  We believe that our increased investment in personnel and infrastructure has helped to, and will continue to help to, set the stage for future growth and take advantage of our opportunities.  We believe these investments will enhance our chance of success in markets such as retail pharmacy, nutraceutical and our traditional long term care market in the United States and Europe.  We believe that our successful launch of our products into the retail pharmacy market, our introduction of automation into the retail pharmacy medication delivery model and the continued acceptance of our OnDemand system automation by our long term care market customers in the United States and Europe will combine to significantly increase our revenue and, ultimately, improve our operating margins.

        We believe that our packaging automation products help us ensure that our customers will continue to purchase our consumable products, and therefore, provide us with a very reliable recurring stream of profitable revenue. We remain committed to leverage that consumable product revenue stream to achieve our long-term objectives of creating more value for our shareholders.

        The information set forth below represents selected quarterly results of operations for each of the quarters in fiscal years ended March 31, 2009 and 2008.

	Fiscal Year Ended March 31, 2009

	For The Three Months Ended

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

	(In Thousands, Except Percentages and Per Share Amounts) (Unaudited)

Income Statement Data:
Net Sales	$19,366	$20,702	$19,234	$16,973
Gross Profit	$6,033	$6,661	$6,192	$6,423
Gross Profit Percentage	31.2%	32.2%	32.2%	37.8%
Net Income	$374	$555	$687	$865
Net Income Per Basic Common Share	$0.06	$0.09	$0.11	$0.13

Net Income Per Diluted Common Share	$0.06	$0.08	$0.10	$0.13

	Fiscal Year Ended March 31, 2008

	For The Three Months Ended

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

	(In Thousands, Except Percentages and Per Share Amounts) (Unaudited)

Income Statement Data:
Net Sales	$14,820	$14,118	$14,720	$14,151
Gross Profit	$5,462	$5,842	$5,645	$4,980
Gross Profit Percentage	36.9%	41.4%	38.3%	35.2%
Net Income	$533	$775	$611	$136
Net Income Per Basic Common Share	$0.09	$0.12	$0.10	$0.02

Net Income Per Diluted Common Share	$0.08	$0.12	$0.09	$0.02

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

Segment Results of Operations

        We evaluate our business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Consumables segment primarily consists of the manufacturing and sale of punch cards and blisters and other consumable medication packaging. The Packaging Automation segment consists of products that provide our customers with the ability to package medication into our consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner, which means that our pharmacy customers can elect to package medications for inventory awaiting an order from their long-term care customers or wait until the long-term care customers require the medication and package it at that time. The Medication Administration Systems segment consists of automation products designed to provide our customers with a system to administer medication to residents at long-term care facilities. We currently sell one product, MedLocker® and have developed another product, MedTimes®. These segments represent the manner in which we now manage our operations. Prior to this change, we managed our business in one segment.

Segment Results of Operations

        Operating profit (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to income before taxes in Note 19 to the Consolidated Financial Statements included in the report.

Consumables

	Years Ended March 31,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$53,948	$50,415
Gross Profit	22,015	21,296
Gross Profit %	40.8%	42.2%
Operating Profit	$7,259	$7,438
Operating Profit %	13.5%	14.8%

        Net sales as of March 31, 2009 increased approximately $3.5 million, or 7.0%, primarily due to growth in sales to the United States long-term care market of approximately 8.7%. The growth in the United States is primarily attributable to the increase in medications dispensed in long-term care facilities that our customers service. Although net sales in Europe increased by 18.8%, when expressed in the functional currency of the country in which the sales are made, net sales increased 3.7% in terms of United States Dollars as a result of exchange rate fluctuations between the United States Dollar and the British Pound and the Euro.

        Gross profit percentage decreased in fiscal year 2009 primarily due to higher overhead costs allocated to this segment, as well as lower gross profit associated with European operations that resulted from the strengthening of the United States Dollar compared to the British Pound and the Euro.

        Operating margins declined in fiscal year 2009 primarily due to (a) lower gross profit percentage; (b) higher depreciation expense associated with assets related to this segment; (c) and foreign currency fluctuations.

Packaging Automation

	Years Ended March 31,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$21,710	$7,161
Gross Profit	3,163	623
Gross Profit %	14.6%	8.7%
Operating Loss	$(1,093)	$(2,849)
Operating Loss %	(5.0%)	(39.8%)

        Net sales as of March 31, 2009 increased $14.5 million, or 203%, primarily because of the sale of OnDemand machines under an agreement with our largest customer. We recorded $14.6 million in revenue associated with 23 machines that were installed and accepted by the customer.

        Our operating loss during the year ended March 31, 2009 was lower than the prior fiscal year and our gross profit percentage increased because we realized additional gross profit dollars on the increased net sales, which offset a portion of the indirect costs associated with this segment.

Medication Administration Systems

	Years Ended March 31,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$617	$233
Gross Profit	131	10
Gross Profit %	21.2%	4.3%
Operating Loss	$(1,351)	$(594)
Operating Loss %	(219.0%)	(254.9%)

        Net sales as of March 31, 2009 increased due to increased sales of our MedLocker systems.

        Our operating loss for the year ended March 31, 2009 was higher than the prior fiscal year because we have added personnel to develop the MedTimes product, and we have increased research and development expenditures for this product.

        Consolidated operating income (loss) represents operating income (loss) for the Consumables, Packaging Automation and Medication Administration Systems segments less share-based compensation expense and corporate asset depreciation expense.

Consolidated Results of Operations

Net Sales

        Our consolidated net sales increased 31.9% for the fiscal year ended on March 31, 2009 compared with the prior year. The increase was primarily due to the installation of OnDemand machines that we sold to our largest customer pursuant to a contract that we entered into with them in May 2007. There were sixteen OnDemand Express II machines and eight OnDemand AccuFlex® machines sold as part of that contract. During fiscal year 2009, we recorded approximately $14.6 million in revenue that was associated with fifteen OnDemand Express II machines and 8 OnDemand AccuFlex machines. In addition, our consolidated net sales increased due to an approximately 7.0% increase in the sale of our consumable products, primarily punch cards and blisters. This increase resulted from sales to existing institutional pharmacy customers who continue to grow as a result of a general increase in the amount of medication dispensed to an increasing population of skilled nursing home and assisted living facility residents, as well as sales to new customers that we have gained by way of increased market penetration at the expense of our competition.

        We also experienced a growth in sales for our Medication Administration Systems segment as a result of success we have had with our MedLocker product.

        Our net sales in Europe increased 18.8% in fiscal 2009 compared to the prior year when these sales are expressed in the functional currencies of the country in which the product was sold. However, because the United States Dollar strengthened during fiscal year 2009 in relationship to the British Pound and the Euro, our net sales in Europe increased 3.7% when expressed in United States Dollars.

Cost of Goods Sold/Gross Profit

        Our consolidated gross profit decreased to 33.2% in fiscal year 2009 from 37.9% in the prior year primarily because of the proportion of sales that were derived from OnDemand machines in fiscal year 2009 compared to the prior year. The gross profit margin that we realize on the sale of OnDemand machines is significantly lower than the gross profit margin on consumable products. In addition, the gross profit margin that we realized in fiscal 2009 from the sale of consumable products in Europe was lower compared to the prior year because of the change in the relative value between the United States Dollar, the British Pound and the Euro. The majority of the consumable products that we sell in Europe is manufactured in the United States and sold in the functional currency of the countries we sell our products in. Also, although our consolidated gross profit dollars increased in fiscal 2009 compared with the prior year, it did not increase in proportion to our net sales due, in part, to an increase of approximately 16.8% in our manufacturing overhead. The increase in manufacturing overhead resulted primarily from increased costs associated with our Packaging Automation systems segment that related to additional personnel and other resources required to install and service the OnDemand machines we sold in fiscal year 2009.

Selling, General and Administration Expenses (“SG&A”)

        Our consolidated SG&A expenses increased 16.2% to $18.3 million in fiscal year 2009 from $15.7 million in the prior year. The increase was primarily due to:

(a)	additional technical and software support personnel added to manage the installed base of OnDemand machines;

(b)	higher research and development expenditures;

(c)	increased franchise and other state and local taxes resulting from an increase in the number of states in which we file tax returns; and

(d)	foreign currency transaction losses related to sales of products between United States and foreign subsidiaries.

Depreciation and Amortization

        Our depreciation and amortization expense increased 5.8% to $2.9 million in fiscal year 2009 from $2.8 million in the prior year. The increase resulted primarily from increased depreciation associated with capital expenditures made during the previous fiscal year.

Interest Expense

        Interest expense decreased 24.8% to $479,000 in fiscal year 2009 from $637,000 in the prior year due to lower outstanding debt, as well as lower interest rates.

Income Tax Expense

        Income tax expense increased to $1.1 million in fiscal year 2009 from $0.7 million in the prior year because of higher net income before tax.

        Our effective tax rate was 31.4% in fiscal year 2009 compared with 26.4% in the prior year. Our effective tax rate increased primarily due to the fact that we recorded the benefit of state tax net operating losses in the previous year and adjusted uncertain tax positions in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

        During the fiscal year ended March 31, 2009, we had net income of approximately $2.5 million compared to $2.1 million in the prior year. Cash provided by operating activities was approximately $5.6 million during the fiscal year ended March 31, 2009 compared to approximately $859,000 for the prior fiscal year. The increase results primarily from the fact that we were successful in gaining the acceptance of the OnDemand machines we sold to our largest customer and installed in the prior fiscal year, and thereby, significantly reducing our inventory of these machines and deposits we had outstanding with our outsourced manufacturer of the machines.

        Investing activities used approximately $2.5 million during the fiscal year ended March 31, 2009 compared with $5.2 million during the prior fiscal year. The decrease results primarily from the fact that in the prior year we spent approximately $2.0 million for a new punch card press. The press increased our capacity to produce punch cards to meet our expected needs through fiscal year 2010, and therefore, a similar expenditure was not required in fiscal year 2009.

        Financing activities used approximately $3.6 million during the fiscal year ended March 31, 2009 compared with $4.7 million provided during the prior fiscal year. Our free cash flow increased in fiscal year 2009 compared to the prior fiscal year because our capital expenditures were less and our operating cash flow increased, and therefore, we used our free cash flow to reduce our debt.

        We had working capital of $12.7 million at March 31, 2009, compared to $13.6 million at March 31, 2008. The decrease in working capital resulted primarily from the reduction in inventory and deposits to outsourced manufacturers that we had funded primarily with our revolving line of credit.

        We do not maintain significant cash balances because available cash is used to pay down our revolving line of credit. Cash on hand of $493,000 and $662,000 at March 31, 2009 and 2008, respectively, is held in banks located in the United States, the United Kingdom and Germany. We view the excess availability on our line of credit as our cash reserve. At March 31, 2009, we had approximately $4.1 million available on our revolving line of credit.

        Our revolving line of credit is collateralized by a first security interest in all of our assets and contains provisions that require us to maintain certain financial covenants. We were in compliance with all provisions of the loan agreements as of March 31, 2009. Our credit facility was originated in November 2007 and expires in November 2010. Availability on the revolving line of credit reduces by $335,000 each quarter through August 2010.

        Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Inventory levels may change based upon our success in selling our OnDemand systems. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability on the revolving line of credit is anticipated to support anticipated working capital needs and capital expenditures requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        We currently do not have any off-balance sheet arrangements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period-ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and our actual results are subject to the risk factors listed above under “Item 1. Business.” Nevertheless, our management believes the following items involve a higher degree of complexity and judgment.

Revenue Recognition

        We recognize revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. We recognize revenue related to the sale of our OnDemand machines as prescribed in SOP 97-2, Software Revenue Recognition, because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at the customers location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor specific objective evidence (VSOE) of fair value of the deliverables outlined in (b-d) has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) has been determined using the residual method which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b-d). The terms of the sale arrangement for an OnDemand machine is typically FOB shipping point, at which time title and risk of loss transfers to the customer, however; because the installation of the machine is essential to the functionality of the machine the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, we recognize the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a twelve-month period.

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

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. We do not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. We normally estimate the uncollectibility of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. We review the status of our accounts monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. An additional reserve of one percent of accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $86,000.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist with this assessment. An additional reserve of one percent of inventory would require an increase in the inventory reserve accounts and would result in additional expense of approximately $100,000.

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the fiscal year ended March 31, 2009, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.3 million. Future claims may affect the reinsurance limits that may be available to us.

Income Taxes

        Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We also report interest and penalties related to uncertain income tax positions as income taxes. (See Note 15.)

Goodwill and Other Intangible Assets

        We follow SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly do not amortize goodwill, but will annually review it for impairment. We test goodwill for impairment at least annually and whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit. Testing goodwill for impairment requires us to determine the amount of goodwill associated with reporting units, estimate fair values of those reporting units and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets and estimates of the weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Based on these tests, goodwill was not impaired in 2009 or 2008.

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

Recent Accounting Pronouncements

        In May 2009, the FSAB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company is evaluating the impact that the adoption of SFAS No. 165 will have on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R beginning in the first quarter of fiscal year 2010, which will change the accounting treatment for business combinations on a prospective basis.

        In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) and FASB Staff Position No. 157-2 (“FSP 157-2”), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. The deferral provided by FSP 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is evaluating the impact FSP 157-2 will have on its nonfinancial assets and liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements, notes thereto and the report of Grant Thornton LLP, our independent registered public accounting firm, are set forth on the pages indicated at Item 15 and are incorporated into this item by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 (“the Exchange Act”) for MTS. Accordingly, our Chief Executive Officer and Chief Financial Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to MTS, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-Q and annually on our Form 10-K.

        Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” the Chief Executive Officer and the Chief Financial Officer have identified a weakness in our internal control over financial reporting. Solely as a result of this material weakness, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period ended March 31, 2009, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, we have concluded that we did not maintain effective controls over recording inventory transactions. We determined that because effective controls regarding recording inventory transactions were not in place, the carrying value of our inventory could be misstated. This conclusion was disclosed to the Audit Committee and to the independent registered public accountants at the time it was identified.

Plan for Remediation of Material Weakness

        We have realigned the responsibilities for overseeing the personnel who record inventory transactions. These individuals will now be supervised by personnel in the accounting department. In addition, new policies and procedures will be instituted and cycle counts of individual inventory items will be made on a weekly basis.

Changes in Internal Control Over Financial Reporting

        Other than expressly noted above in this Item 9A, there was no change in our internal control over financial reporting during the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed by us within 120 days after the end of our 2009 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2009 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2009 fiscal year.

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2009 fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the information included in our definitive proxy statement, which will be filed within 120 days after the end of our 2009 fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements, and related notes thereto, of MTS with the independent auditors’ report thereon are included in Part IV of this Report on the pages indicated by the Index to Financial Statements and Schedule beginning on page 28 of this report.

2.	Schedules not listed in the Index to Financial Statements have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	For Exhibits, see Item 15(b) below.

(b)	List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of, or incorporated by reference into this report.

(c)	Financial Statement Schedules. See Item 15(a) above.

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

We have audited the accompanying consolidated balance sheets of MTS Medication Technologies, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTS Medication Technologies, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Tampa, Florida
June 17, 2009

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008
In Thousands)

ASSETS

	2009	2008

Current Assets:
Cash	$493	$662
Restricted Cash	79	158
Accounts Receivable, Net	8,567	8,213
Inventories, Net	10,001	14,504
Prepaids and Other	708	2,528
Deferred Tax Asset	393	495

Total Current Assets	20,241	26,560

Property and Equipment, Net	8,127	7,746
Goodwill	1,196	1,161
Other Intangible Assets, Net	531	783
Other Assets, Net	1,831	2,198

Total Assets	$31,926	$38,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,170	$8,653
Current Maturities of Long-Term Debt	19	74
Current Maturities of Related Party Note Payable	–	106
Customer Deposits	1,330	4,123

Total Current Liabilities	7,519	12,956

Long-Term Debt, Less Current Maturities	8,196	11,691
Other Liabilities	1,211	834
Deferred Tax Liability, Net	612	376

Total Liabilities	17,538	25,857

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Common Stock	65	64
Capital In Excess of Par Value	10,500	10,137
Accumulated Other Comprehensive (Loss) Income	(674)	374
Retained Earnings	4,825	2,344
Treasury Stock	(328)	(328)

Total Stockholders' Equity	14,388	12,591

Total Liabilities and Stockholders' Equity	$31,926	$38,448

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2009 AND 2008
(In Thousands; Except Earnings Per Share Amounts)

	2009	2008

Net Sales	$76,275	$57,809

Costs and Expenses:
Cost of Sales	50,966	35,880
Selling, General and Administrative	18,266	15,716
Depreciation and Amortization	2,948	2,785

Total Costs and Expenses	72,180	54,381

Operating Income	4,095	3,428

Other Expenses:
Interest Expense	479	637

Income Before Taxes	3,616	2,791

Income Tax Expense	1,135	736

Net Income	$2,481	$2,055

Net Income Per Basic Common Share	$0.38	$0.32

Net Income Per Diluted Common Share	$0.37	$0.31

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2009 AND 2008
(In Thousands; Except Shares)

	Common Stock			Accumulated
	$.01 Par Value		Capital In	Other				Total
			Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Stock	Equity

Balance March 31, 2007	6,243,665	$62	$8,736	$254	$989	(60)	$(328)	$9,713
Tax Benefit of Stock Option Exercises			284					284
Exercise of Stock Options	190,400	2	948					950
Stock Grants Issued	10,000	–	125					125
Share-Based Compensation			44					44
Cumulative Effect of Initial Application of FIN 49					(700)			(700)
Comprehensive Income:
Net Income					2,055			2,055
Foreign Currency Translation Adjustment				120				120
Total Comprehensive Income								2,175

Balance March 31, 2008	6,444,065	$64	$10,137	$374	$2,344	(60)	$(328)	$12,591

Tax Benefit of Stock Option Exercises			50					50
Exercise of Stock Options	5,000	–	9					9
Stock Grants Issued	5,000	1	57					58
Share-Based Compensation			247					247
Comprehensive Income:
Net Income					2,481			2,481
Interest Rate Swaps, Net of Tax of $90				(146)				(146)
Foreign Currency Translation Adjustment				(902)				(902)

Total Comprehensive Income								1,433

Balance March 31, 2009	6,454,065	$65	$10,500	$(674)	$4,825	(60)	$(328)	$14,388

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2009 AND 2008
(In Thousands)

	2009	2008

Operating Activities
Net Income	$2,481	$2,055
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,919	2,768
Write-off of Deferred Financing Costs	62	–
Tax Benefit of Options Exercised	(50)	(284)
Deferred Income Taxes	242	(424)
Share-Based Compensation	305	169
Loss on Disposal of Equipment and Patents	143	–
Changes in Assets and Liabilities
Restricted Cash	79	(158)
Accounts Receivable, Net	(841)	1,037
Inventories, Net	3,276	(8,593)
Prepaids and Other	1,752	(1,601)
Accounts Payable and Other Accrued Liabilities	(2,047)	2,158
Customer Deposits	(2,793)	3,732
Other Long-Term Liabilities	47	–

Total Adjustments	3,094	(1,196)

Net Cash Provided by Operating Activities	5,575	859

Investing Activities
Contingent Consideration Expended for Acquisition of Business	(66)	(271)
Expended for Property and Equipment	(2,253)	(4,204)
Expended for Product Development	(140)	(595)
Expended for Patents and Other Assets	(56)	(123)

Net Cash Used in Investing Activities	(2,515)	(5,193)

Financing Activities
Payments on Notes Payable and Long-Term Debt	(66)	(1,919)
Payments on Related Party Note Payable	(106)	(328)
Paydowns on Revolving Line of Credit	(27,526)	(55,290)
Advances on Revolving Line of Credit	24,058	61,129
Expended for Financing Costs	(25)	(79)
Tax Benefit of Options Exercised	50	284
Proceeds from Exercise of Stock Options and Warrants	9	950

Net Cash (Used in) Provided by Financing Activities	(3,606)	4,747

Effect of Exchange Rate Changes on Cash	377	(43)

Net Change in Cash	(169)	370
Cash at Beginning of Period	662	292

Cash at End of Period	$493	$662

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

        In April 2008, BAF Printers, Ltd. (“BAF”) was merged into MTS Limited pursuant to a statutory merger. Prior to this merger, BAF operated as a wholly-owned subsidiary of MTS Limited. The merged companies now operate under the MTS Limited name.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, MTSP, MTS Limited, and MTS GmbH. All significant inter-company accounts and transactions of a normal and recurring nature have been eliminated in consolidation.

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

Cash

        The Company considers all highly liquid instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009 and 2008, the Company’s cash includes the U.S. Dollar equivalent of approximately $492,000 and $468,000, respectively, maintained in banks primarily in the UK and Germany. There were no cash equivalents for either period presented.

Inventories

        Inventories are stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a monthly basis. The Company reviews various information related to the age and turnover of specific inventory items to assist its assessment. As of March 31, 2009 and 2008, the Company established an inventory valuation allowance of approximately $612,000 and $616,000, respectively, to account for the estimated loss in value of inventory due to obsolescence.

Warranty

        The Company establishes a reserve for warranty costs it may incur during the warranty period that is provided as part of the machine sales agreements with its customers. The warranty period is generally for a six-month period. The balance was approximately $15,000 and $23,000 at March 31, 2009 and 2008, respectively. Warranty costs incurred during the years ended March 31, 2009 and 2008 totaled approximately $69,000 and $12,000, respectively. The reserve is an estimate based on historical trends, the number of machines under warranty, the cost of replacement parts and the expected reliability of the Company’s products. Warranty costs are charged against the accrual when incurred.

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

        Revenue is reported net of rebates and discounts provided to customers and excludes sales tax. Rebates are generally determined based upon pricing agreements that offer certain customers incentives to purchase products from the Company. Discounts are provided from time to time primarily to compensate customers for inconveniences caused by late shipments, defective product or pricing errors. Rebates and discounts were $1.5 million for each of the fiscal years 2009 and 2008, respectively. Rebates and discounts are recorded at the time they are earned by the customer.

        There were two customers whose sales accounted for approximately 44% and 24% of net sales for fiscal years 2009 and 2008, respectively.

Accounts Receivable

        Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. The invoiced amounts generally include any taxes due to various tax jurisdictions that the Company collects from the customer and remits to the appropriate tax jurisdictions. The Company does not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. The Company continually estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable aging and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. The Company reviews the status of its accounts receivable monthly, assessing the customer’s ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for doubtful uncollectible accounts.

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

Research and Development and Product Development Costs

        The Company expenses research and development costs as incurred. The Company incurred approximately $792,000 and $331,000 in research and development costs during the years ended March 31, 2009 and 2008, respectively.

        All costs incurred subsequent to the completion of research and development activities associated with the product’s software components achievement of technological feasibility are capitalized until the product is available for general release to customers. The Company capitalized approximately $140,000 and $595,000 of product development costs during the years ended March 31, 2009 and 2008, respectively.

        All product development costs are generally amortized on a straight-line basis over a three (3) year period, the estimated useful life of the related asset. Amortization expense related to product development costs was approximately $324,000 and $570,000 for the years ended March 31, 2009 and 2008, respectively.

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

Goodwill and Other Intangible Assets

        The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and accordingly does not amortize goodwill, but will annually review it for impairment. No impairment of goodwill was identified during the years ended March 31, 2009 and 2008. Other intangible assets acquired in acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, the estimated useful lives of the assets.

Valuation of Long-Lived Assets and Certain Identifiable Intangibles

        Long-lived assets and certain identifiable intangibles that are held and used by the Company are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss may be recognized based on a discounted cash flow analysis. There were no impairment losses during the years ended March 31, 2009 and 2008.

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

        The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109. FIN 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on tax returns, including the decision whether to file or not to file in a particular jurisdiction. FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, provides further guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

Treasury Stock

        The Company records its treasury stock at cost.

Share-Based Compensation

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock. Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123 (revised 2004) Share Based Payment “SFAS No. 123R”. Compensation expense is recognized over the requisite service period on a straight-line basis.

        The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123R:

Restricted Stock Awards – The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the years ended March 31, 2009 and 2008, the Company issued 5,000 shares of restricted common stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of approximately $57,000 ($35,000 net of tax) and $56,000 ($34,000 net of tax) during the years ended March 31, 2009 and 2008, respectively. In addition, during the year ended March 31, 2008, the Company issued 1,000 shares of restricted stock to each of the five Board of Directors as additional compensation for their services and recorded share-based compensation expense of the $69,000 ($42,000 net of tax).

Stock Options – The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over a three-year period. Awards generally expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and warrants. The Company granted 221,246 options to employees and members of the Board of Directors during the year ended March 31, 2009. The options had a fair value of approximately $458,000.

As of March 31, 2009 the Company has unrecognized compensation cost of approximately $444,000 expected to be recognized over the next three years for share-based awards granted.

Fair Value of Financial Instruments

        The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amount of current and long-term portions of long-term debt approximates fair value since the interest rates approximate current prevailing market rates.

        The Company adopted SFAS No. 157, Fair Value, effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 categories as of March 31, 2009:

		Quoted Market Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

(In Thousands)

Interest Rate Swaps	$ (236)	–	$ (236)	–

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

        During the year ended March 31, 2009, the Company recorded foreign currency losses of approximately $343,000. The losses are reported in Selling, General and Administrative on the consolidated statements of income. Foreign currency gains during the year ended March 31, 2008 were not material to the consolidated financial statements.

Recent Accounting Pronouncements

        In May 2009, the FSAB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company is evaluating the impact that the adoption of SFAS No. 165 will have on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 161 will have on the consolidated financial statements.

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

        In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) and FASB Staff Position No. 157-2 (“FSP 157-2”), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. The deferral provided by FSP 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is evaluating the impact FSP 157-2 will have on its nonfinancial assets and liabilities.

NOTE 3 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex machines to its largest customer over an 18 month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  The Company has used these cash deposits to pay an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines. The Company holds the remaining cash in a separate bank account to be used to fund future costs associated with the manufacture of the machines.  The unused balance was approximately $79,000 and $158,000 as of March 31, 2009 and 2008, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

        Accounts receivable are shown net of an allowance for doubtful accounts of $165,000 and $145,000 at March 31, 2009 and 2008, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

	March 31, 2009	March 31, 2008

	(In Thousands)
Beginning Balance	$145	$149
Provision for Doubtful Accounts and Charge-Offs	20	(4)

Ending Balance	$165	$145

        All of the Company's accounts receivable are pledged as collateral on bank notes.

        Concentration of Credit Risk - The Company extends credit to customers on terms of payment generally ranging from net 30 to 60 days without collateral or other forms of security. The credit worthiness of each customer is routinely assessed and credit is extended based upon a review of various information that is available. At March 31, 2009 and 2008, three customers comprised approximately 45% and 18%, respectively, of the total outstanding accounts receivable, and one of those customers represented 25% and 10%, respectively of the total outstanding accounts receivable.

NOTE 5 – INVENTORIES

        Inventories consist of the following:

	March 31, 2009	March 31, 2008

	(In Thousands)
Raw Material	$4,328	$3,894
Work in Process	1,282	4,280
Finished Goods	5,003	6,946
Less: Inventory Valuation Allowance	(612)	(616)

	$10,001	$14,504

        The changes in the inventory valuation allowance are summarized as follows:

	March 31, 2009	March 31, 2008

	(In Thousands)
Beginning Balance	$616	$340
Provision for Obsolescence	120	768
Charge-Offs	(124)	(492)

Ending Balance	$612	$616

        All of the Company’s inventories are pledged as collateral on bank notes.

NOTE 6 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	March 31, 2009	March 31, 2008

	(In Thousands)
Machinery and Equipment	$13,182	$11,971
Software and Computer Equipment	1,753	1,752
Furniture and Fixtures	$937	$915
Leasehold Improvements	1,346	1,148

	17,218	15,786
Less: Accumulated Depreciation and Amortization	(9,091)	(8,040)

	$8,127	$7,746

        All of the Company’s property and equipment are pledged as collateral on bank notes.

        Depreciation of property and equipment and amortization of leasehold improvements was approximately $2.4 million and $2.8 million for fiscal years ending March 31, 2009 and 2008, respectively, which is included in depreciation and amortization on the consolidated statements of income.

NOTE 7 – GOODWILL

        The changes in the carrying value of goodwill during the years ending March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008

	(In Thousands)
Beginning Balance	$1,161	$740
Contingent Consideration	356	375
Foreign Currency Translation	(321)	46

Ending Balance	$1,196	$1,161

         During the year ended March 31, 2009, the Company paid approximately $66,000 in additional consideration for the acquisition of MTS GmbH and accrued approximately $290,000 in additional consideration, which was paid subsequent to March 31, 2009. During the fiscal year ended March 31, 2008, the Company paid approximately $300,000 in additional consideration for the acquisition of BAF and approximately $75,000 of additional consideration for the acquisition of MTS GmbH.

NOTE 8 – FINANCIAL DERIVATIVES

        In April 2008, the Company entered into interest rate swap agreements for notional amounts of $8 million. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.6%. The swaps mature on various dates through March 2011. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets. The Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the year ended March 31, 2009. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive (loss) income.

NOTE 9 – OTHER ASSETS AND OTHER INTANGIBLE ASSETS

        Other assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2009	2008

		(In Thousands)

Product Development	3	$4,366	$4,226
Less: Accumulated Amortization		(3,098)	(2,774)

		$1,268	$1,452

Patents	5 – 17	$1,747	$2,712
Less: Accumulated Amortization		(1,263)	(2,093)

		$484	$619

Financing Costs	3 – 5	$102	$122
Less: Accumulated Amortization		(67)	(44)

		$35	$78

Other		$44	$49

Total Other Assets, Net		$1,831	$2,198

        All of the Company’s other assets are pledged as collateral on bank notes.

        The following is a schedule by year for the amortization of patents:

(In Thousands)

Fiscal Year 2010	$36
Fiscal Year 2011	$36
Fiscal Year 2012	$36
Fiscal Year 2013	$36
Fiscal Year 2014	$36
Thereafter	$304

        Patent amortization expense was approximately $133,000 and $261,000 for the years ended March 31, 2009 and 2008, respectively.

        Other intangible assets consist of the following:

	Amortization Period	March 31,	March 31,
	(Years)	2009	2008

		(In Thousands)

Customer Relationship	15	$618	$810
Less: Accumulated Amortization		(110)	(92)

		$508	$718

Non-Compete	2 – 7	$90	$117
Less: Accumulated Amortization		(67)	(52)

		$23	$65

Total Other Intangible Assets, Net		$531	$783

        The following is a schedule by year for the amortization of other intangible assets:

(In Thousands)

Fiscal Year 2010	$48
Fiscal Year 2011	$48
Fiscal Year 2012	$48
Fiscal Year 2013	$48
Fiscal Year 2014	$42
Thereafter	$297

        Amortization expense for other intangible assets was approximately $78,000 and $95,000 and for the years ended March 31, 2009 and 2008, respectively.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	March 31, 2009	March 31, 2008

	(In Thousands)

Accounts Payable	$3,580	$5,658
Accrued Liabilities:
Salaries, Commissions and Employee Benefits	1,184	1,953
Income, Franchise and Sales Taxes	430	409
Other	976	633

	$6,170	$8,653

        Accounts payable includes outstanding checks of approximately $150,000 and $378,000 as of March 31, 2009 and 2008, respectively.

NOTE 11 – LONG-TERM DEBT AND RELATED PARTY NOTE PAYABLE

        Long-term debt consists of the following:

	March 31, 2009	March 31, 2008

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (2.28% at March 31, 2009) for approximately $1.2 million and 4.6% for approximately $8.0 million.	$8,196	$11,664

Note payable to related party with interest at 6.25% repaid in July 2008.	–	106

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	19	101

Total Long-Term Debt	8,215	11,871

Less Current Portion (including $0 and $106,000, respectively due to a related party).	(19)	(180)

Long-Term Debt Due After One Year	$8,196	$11,691

        The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $12.3 million at March 31, 2009. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

        The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of March 31, 2009.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly-owned subsidiaries, and 65% of its foreign wholly-owned subsidiaries. There was approximately $8.2 million borrowed and an additional $4.1 million available under the Credit Facility at March 31, 2009.

        The following is a schedule by year of the regularly scheduled principal payments required on the notes payable and long-term debts as of March 31, 2009:

(In Thousands)

Fiscal Year 2010	$19
Fiscal Year 2011	$8,196
Thereafter	$–

        Interest expense for the years ended March 31, 2009 and 2008 amounted to approximately $479,000 and $637,000, respectively, of which $1,000 and $19,000, respectively, represent related party interest.

NOTE 12 – LEASE COMMITMENTS

        The following is a schedule by year of future minimum rental payments required under operating leases, primarily facility leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2009.

(In Thousands)

Fiscal Year 2010	$973
Fiscal Year 2011	$965
Fiscal Year 2012	$963
Fiscal Year 2013	$963
Fiscal Year 2014	$883
Thereafter	$2,046

        The Company has applied the provisions of SFAS No. 13, Accounting for Leases to account for the lease payments. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a pro-rata basis, adjusted for the consumer price index, over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on the Company’s balance sheet. The amount of this liability was $435,000 and $388,000 at March 31, 2009 and 2008, respectively. Rent expense amounted to approximately $1,570,000 and $1,479,000 for the years ended March 31, 2009 and 2008, respectively.

        The Company received $400,000 from its landlord when its headquarters lease was executed. This payment was provided as an incentive to enter into the lease. The amount is recorded as a long-term liability on the balance sheet and is being amortized as a reduction of rent expense over the term of the lease. The unamortized balance was $250,000 and $283,000 as of March 31, 2009 and 2008, respectively. The amortization of the lease incentive was $33,000 in both years.

NOTE 13 – 401(K) PROFIT SHARING PLAN

        The Company has a 401(K) Profit Sharing Plan (the “Plan”). The Plan covers substantially all of its employees. Contributions are at the employees’ discretion and may be matched by the Company up to certain limits. For the years ended March 31, 2009 and 2008, the Company made matching contributions of approximately $55,000 and $64,000, respectively, to the Plan.

NOTE 14 – SELF INSURANCE PLAN

        The Company has a medical health benefit self-insurance plan, which covers substantially all of its employees. During the year ended March 31, 2009, the Company was reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1,345,000. Future claims experience may affect the reinsurance limits that may be available to the Company in subsequent fiscal years. The Company has established a reserve of approximately $70,000 and $75,000 at March 31, 2009 and 2008, respectively, for all unpaid claims incurred and reported during fiscal year 2009 and an estimate of claims incurred during fiscal year 2009 that have not been reported as of March 31, 2009. Self insured medical claims costs incurred during the years ended March 31, 2009 and 2008 totaled approximately $1,183,000 and $1,140,000, respectively. During the year ended March 31, 2009, the Company incurred claims that exceeded the $100,000 limit per participant, and as a result received $196,000 in reimbursements from the insurance carrier and expects to receive an additional $3,000 during fiscal 2010, which is recorded in accounts receivable in the accompanying consolidated balance sheets.

NOTE 15 – TAXES

        The components of income tax expense are as follows:

	2009	2008

	(In Thousands)

Federal
Current	$470	$636
Deferred	470	(202)

State
Current	78	143
Deferred	19	(121)

Foreign
Current	169	311
Deferred	(71)	(31)

Total Current	717	1,090
Total Deferred	418	(354)

Total Taxes	$1,135	$736

        The differences between the effective tax rates and the U.S. statutory rate are as follows:

	Years Ended March 31,

	2009		2008

Tax Expense at United States Statutory Rate	34.0%		34.0%
State Income Tax, Net	3.7%		2.1%
Benefit from Reduction of Tax Uncertainties	(5.0%	)	(4.2%	)
Deferred Tax Asset for State of Florida NOL	–		(4.8%	)
Foreign Earnings Taxed at Lower Rates	(2.2%	)	(1.2%	)
IRS Section 199 Deduction	(1.1%	)	–
Shared-Based Compensation	1.7%		0.4%
Other Items	0.3%		(0.1%	)

Effective Tax Rate	31.4%		26.4%

        Earnings from operations before income tax expense by jurisdiction was a follows:

	Years Ended March 31,

	2009	2008

	(In Thousands)

United States	$3,091	$1,871
Outside the United States	525	920

	$3,616	$2,791

        We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $2.1 million at March 31, 2009. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

        Deferred taxes consist of the following:

	March 31, 2009	March 31, 2008

	(In Thousands)
Current:
Deferred Tax Assets:
Reserves and Provisions	78	184
Tax Loss Carryforward	$51	$58
Inventory Valuation Allowance	204	201
Allowance for Doubtful Accounts	60	52

Current Deferred Tax Assets	393	495

Noncurrent:
Deferred Tax Assets:
Reserves and Provisions	305	298
Fair Value of Interest Rate Swap	90	–
Tax Loss Carryforward	$7	$49

Noncurrent Deferred Tax Asset	402	347

Deferred Tax Liability:
Depreciation/Amortization	(1,014)	(723)

Noncurrent Deferred Tax Liability	(1,014)	(723)

Noncurrent Deferred Tax Liability, Net	(612)	(376)

Net Deferred Tax (Liability) Asset	$(219)	$119

        The Company adopted the provisions of FIN 48 as of April 1, 2007, which resulted in a reduction of our retained earnings by $700,000. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlements. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements and interest and penalties, amounted to approximately $324,000 and $584,000 at March 31, 2009 and 2008, respectively.

        The following table summarizes the activity related to only our unrecognized tax benefits.

	March 31, 2009	March 31, 2008

	(In Thousands)

Beginning Balance	$507	$835
Net (reductions) additions based on tax positions related to the prior year	(102)	3
Net additions based on tax positions related to current year	21	19
Reductions based on lapse of applicable statue of limitations	(54)	(185)
Reductions based on settlements made	(121)	(165)

Ending Balance	$251	$507

        At March 31, 2009, the Company accrued interest and penalties on unrecognized tax benefits of $139,000, and the Company recognized $39,000 of interest and penalties before any tax benefits, in its consolidated statements of operations during 2009. The total of $324,000 in unrecognized tax benefits at March 31, 2009 would reduce income tax expense and the effective tax rate if recognized. The Company continues to report interest and penalties on tax deficiencies as income tax expense. We do not expect any material amounts to reverse during the next twelve months.

        The Company filed a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The Company’s U.S. Federal Income Tax Return for the fiscal year ended March 31, 2008 is currently being audited by the Internal Revenue Service. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examination by tax authorities for years before fiscal 2006.

        The Company has a net operating loss carry forward with the State of Florida of approximately $1.6 million, which will expire in fiscal year 2017. The company has recorded the tax benefit of this NOL because it believes that the benefit will be realized in future years based on its expectations regarding future profitability.

NOTE 16 – STOCKHOLDERS’ EQUITY

        Stockholders’ Equity consists of the following:

	March 31, 2009	March 31, 2008
Series A Convertible Participating Preferred Stock

Par Value $.001 Per Share:
Authorized Shares	10,000	10,000
Issued Shares	–	–
Outstanding Shares	–	–

	March 31, 2009	March 31, 2008
Common Stock

Par Value $.01 Per Share:
Authorized Shares	25,000,000	25,000,000
Issued Shares	6,454,065	6,444,065
Outstanding Shares	6,454,005	6,444,005

Stock Options

        The current MTS Medication Technologies, Inc. Stock Incentive Plan (the “Stock Plan”) provides for the granting to employees of restricted stock and incentive stock options within the meaning of Section 422 of the Internal Revenue Code. A total of 600,000 shares of common stock are reserved for issuance under the Stock Plan. As of March 31, 2009, options to purchase 835,496 shares were outstanding under the Stock Plan and the Company’s previous stock incentive plan, and there were 312,754 options available for issuance under the Stock Plan.

        Incentive stock options generally contain terms that provide for straight-line vesting over a three-year period and expire at the time the recipient ceases to be employed by the Company or ten years, whichever occurs first.

        In connection with the exercise of options under the Company’s Stock Plan, during the fiscal years ended March 31, 2009 and 2008, tax benefits to the Company of $50,000 and $284,000, respectively, were recorded as additional paid in capital.

        Activity related to options is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Price			Per Share

Outstanding at March 31, 2007	763,250	$1.45	-	$12.45	$4.27
Granted in Fiscal 2008:
Officers and Directors	20,000			$13.70	$13.70
Employees	49,000	$12.19	-	$13.70	$13.47
Options Exercised	(190,400)	$1.50	-	$6.55	$4.99
Options Expired	(16,600)	$1.45	-	$5.00	$3.23

Outstanding at March 31, 2008	625,250	$1.45	-	$13.70	$5.09

Granted in Fiscal 2009:
Officers and Directors	117,674			$5.85	$5.85
Employees	103,572	$4.05	-	$5.85	$5.65
Options Exercised	–				–
Options Expired	(11,000)	$2.30	-	$12.19	$7.30

Outstanding at March 31, 2009	835,496	$1.45	-	$13.70	$5.24

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	233,000	1.9	$1.54
$2.50 - $4.47	79,500	4.7	$3.82
$5.60 - $13.70	522,996	7.8	$7.10

	835,496

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual Life	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price

$1.45 - $2.30	233,000	1.9	$1.54
$2.50 - $4.47	69,500	4.0	$3.79
$5.60 - $13.70	271,093	6.5	$7.00

	573,593

        The options outstanding at March 31, 2009 expire on various dates commencing in March 2010 and ending in November 2018.

        At March 31, 2009, exercisable options had no intrinsic value. At March 31, 2009, exercisable warrants had aggregate intrinsic values of less than $1,000.

        During the year ended March 31 2009, 5,000 warrants were exercised. The Company received approximately $9,000 in cash from the exercise of these warrants.

        The Company has 300 warrants outstanding at an exercise price of $1.88 per share as of March 31, 2009, which expire in 2009. There were 600 warrants that expired during the year ended March 31, 2009. These warrants were issued in 1998 and no new warrants have been issued since that time.

        There were no options exercised during the year ended March 31, 2009. The weighted average grant date fair values for options issued during the years ended March 31, 2009 and 2008 were $2.07 and $4.07, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended March 31,

	2009	2008

Expected Dividend Yield (1)	N/A	N/A
Expected Stock Price Volatility (2)	37%	27%
Risk-Free Interest Rate (3)	2.4%	2.0%
Expected Life in Years (4)	5	5

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Year Ended March 31,

	2009	2008

	(In Thousands, Except Earnings Per Share Amounts)
Numerator:

Net Income	$2,481	$2,055

Denominator:

Add:

Weighted Average Shares Outstanding - Basic	6,452	6,352

Effect of Dilutive Options and Warrants	193	355

Weighted Average Shares Outstanding - Diluted	6,645	6,707

Net Income Per Basic Common Share	$0.38	0.32

Net Income Per Diluted Common Share	$0.37	$0.31

        The effect of 137,000 and 69,000 options were not included in the calculation of net income per diluted common share for fiscal years 2009 and 2008, respectively, as the effect would have been anti-dilutive.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

        The Company has entered into certain agreements for the purchase of capital equipment, materials used to manufacture its products for resale and research and development expenditures.

        Capital equipment to be placed in service during the fiscal year ending March 31, 2010 is expected to be approximately $2,500,000.

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

        The Company has entered into certain agreements, which require the Company to potentially make certain payments to members of management in the event of a change in control of the Company or upon termination of employment. Also, the Company has entered into indemnification agreements with its directors and officers for certain events or occurrences that happen by reason of the fact that the officer or director is, was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that is considered adequate to cover its exposure.

NOTE 19 – SEGMENT INFORMATION

         The Company evaluates its business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Company has operations in the U.S., UK and Germany. Management also evaluates the Company’s business performance on a geographic basis based upon the country in which the sales originate. In computing operating profit for foreign subsidiaries, allocations of general corporate expenses have been made.

        Identifiable assets of the foreign subsidiaries are those assets related to the operations of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	Years Ended March 31,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales
Consumables	$53,948	$50,415
Packaging Automation	21,710	7,161
Medication Administration Systems	617	233

Net Sales	$76,275	$57,809

Operating Profit (Loss) and Operating Margins
Consumables	$7,259	$7,438
	13.5%	14.8%
Packaging Automation	(1,093)	(2,849)
	(5.0%)	(39.8%)
Medication Administration Systems	(1,351)	(594)
	(219.0%)	(254.9%)
Corporate Expenses Not Allocated to Other Segments	(720)	(567)

Operating Profit	$4,095	$3,428
Operating Margin	5.4%	5.9%

Deductions from Operating Income
Interest Expense	479	637

Income Before Taxes	$3,616	$2,791

        Total assets classified by segment was as follows:

	March 31, 2009	March 31, 2008

	(In Thousands)
Consumables	$17,096	$18,597
Packaging Automation	9,422	$13,267
Medication Administration Systems	1,623	$1,632
Corporate and Unallocated	3,785	4,952

Total Assets	$31,926	$38,448

Geographic Information

        Net sales and operating profit and margins classified by the major geographic areas in which the Company operates was as follows:

	Years Ended March 31,

	2009	2008

	(In Thousands, Except Percentages)
Net Sales
U.S.	$66,576	$48,185
Non-U.S.	9,699	9,624

Total Net Sales	$76,275	$57,809

Operating Profit and Operating Margins
U.S.	$3,041	$2,173
Non-U.S.	1,054	1,255

Total Operating Profit	$4,095	$3,428

Total Operating Margin	5.4%	5.9%

        Total assets classified by major geographic areas in which the Company operates was as follows:

	March 31, 2009	March 31, 2008

	(In Thousands)

U.S.	$26,341	$32,471
Non-U.S.	5,585	5,977

Total Assets	$31,926	$38,448

        Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense.

NOTE 20 – THIRD AND FOURTH QUARTER ADJUSTMENTS

Inventory Adjustments

        The Company performed a partial physical inventory of items related to the Packaging Automation and Medication Administration Systems segments at the end of the third quarter. In addition, the Company performed a complete physical inventory of all inventory items at the end of the fourth quarter. The Company determined that the quantities on hand, according to its inventory records, did not agree with the quantities counted. The losses were recorded in the periods in which they were identified. Approximately $260,000 was recorded during the third quarter ended December 31, 2008, and $444,000 was recorded during the fourth quarter ended March 31, 2009.

        The Company concluded that the physical inventory adjustments should be recorded in the respective quarters in which they were determined due to the fact that it is not possible to determine if these adjustments should have been made in prior periods.

Manufacturers Rebate

        The Company entered into an agreement with a third-party manufacturer related to manufacturing of OnDemand machines. The agreement provided that in the event the gross profit margin earned by the manufacturer exceeded certain amounts, the manufacturer would provide the Company with a rebate. During the second quarter, the manufacturer advised the Company that it believed a rebate may have been earned and estimated the amount of the rebate earned, at that point, to be approximately $100,000. The entire amount of the rebate earned by the Company ultimately was determined to be $150,000. The Company recorded $120,000 of the rebate in the third quarter and $30,000 of the rebate in the fourth quarter.

NOTE 21 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2009	2008

	(In Thousands)
Supplemental Disclosure of Cash Flow Information:

Cash Paid for Interest	$494	$690
Cash Paid for Taxes	$428	$1,249

Non-Cash Activities

        During the fiscal year ended March 31, 2009 and 2008, the Company reclassified the following:

		2009	2008

		(In Thousands)

1.	Machine rentals from inventory to equipment	$781	$(12)
2.	Product development costs to inventory	$–	$129
3.	Accrued contingent consideration for aquisitions	$290	$–

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2009	MTS MEDICATION TECHNOLOGIES, INC.

	By:	/s/ Todd E. Siegel

Todd E. Siegel, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	June 19, 2009
Todd E. Siegel	(principal executive officer)

/s/ Michael P. Conroy	Chief Financial Officer, Vice President and Corporate Secretary	June 19, 2009
Michael P. Conroy	(principal financial officer)

/s/ Michael D. Stevenson	Chief Operating Officer	June 19, 2009
Michael D. Stevenson

/s/ James M. Conroy	Controller (principal accounting officer)	June 19, 2009
James M. Conroy

/s/ John Stanton	Director and Vice Chairman of the Board of Directors	June 19, 2009
John Stanton

/s/ Allen S. Braswell	Director	June 19, 2009
Allen S. Braswell

/s/ Irv I. Cohen	Director	June 19, 2009
Irv I. Cohen

/s/ David W. Kazarian	Director	June 19, 2009
David W. Kazarian

/s/ Chet Borgida	Director	June 19, 2009
Chet Borgida

/s/ Edgardo A. Mercadante	Director	June 19, 2009
Edgardo A. Mercadante

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Certificate of Amendment of Certificate of Incorporation. (4)
3.5	Bylaws. (5)
4.1	Specimen Stock Certificate. (3)
4.2	Certificate of Designation of Series A Preferred Stock. (6)
10.1	Lease effective August 2, 1993 by and between C &C Park Building and Medical Technology Systems, Inc. for property located at 21540 Drake Road, Strongsville, Ohio. (7)
10.2	Form of Director/Officer Indemnification Agreement (7)
10.3	Stock Option Plan dated March 4, 1997 (8).
10.4	Industrial lease between Gateway Business Centre, Ltd. and Medical Technology Systems, Inc. dated April 13, 2004. (9)
10.5	Employment Agreement between MTS Medication Technologies, Inc. and Michael D. Stevenson dated April 1, 2004. (10)
10.6	Sub-Lease of the Property between BAF, Ltd. and MTS Medication Technologies, Ltd. dated February 22, 2006. (11)
10.7	Service Agreement between Angela Bond-Wallis and MTS Medication Technologies, Ltd. dated February 22, 2006. (11)
10.8	Service Agreement between David Woods and MTS Medication Technologies, Ltd. dated February 22, 2006. (11)
10.9	Service Agreement between CDH Consilio, GmbH and Dr. Anton F. Hasse dated February 6, 2007. (12)
10.1	Employment Agreement between MTS Medication Technologies, Inc. and Michael P. Conroy dated February 9, 2007. (12)
10.11	Agreement between Omnicare, Inc. and MTS dated May 7, 2007. (13)
10.12	MTS Medication Technologies Inc., 2007 Stock Incentive Plan (14)
10.13	Loan Agreement, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (15)
10.14	Promissory Note, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (15)
10.15	Security Agreement, dated December 19, 2007, between Wachovia Bank, National Association and MTS Medication Technologies, Inc. (15)
10.16	Service Agreement between Peter Williams and MTS Medication Technologies, Ltd. dated January 22, 2008. (16)
10.17	Employment Agreement between MTS Medication Technologies, Inc. and Todd E. Siegel, dated July 29, 2008. (17)
21.1	List of Subsidiaries. (*)
23.1	Consent of Grant Thornton LLP dated June 16, 2009. (*)
31.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

Exhibit No.	Description

(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 on Form S-8 (File No. 333-56384) filed November 5, 2007.
(5)	Incorporated herein by reference to Form 8-K filed June 15, 2007.
(6)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for the year ending March 31, 2002.
(7)	Incorporated herein by reference to Form 10-K (File No. 000-16594) for the year ending March 31, 1995.
(8)	Incorporated herein by reference to the Registration Statement on Form S-8 (SEC File No. 333-56384) filed February 27, 2001.
(9)	Incorporated herein by reference to Form 10-K for the year ending March 31, 2004.
(10)	Incorporated herein by reference to Form 8-K filed September 24, 2004.
(11)	Incorporated herein by reference to Form 10-K for the year ending March 31, 2006.
(12)	Incorporated herein by reference to Form 10-Q for the quarter ending December 31, 2006.
(13)	Incorporated herein by reference to Form 10-Q for the quarter ending June 30, 2007.
(14)	Incorporated herein by reference to the Proxy Statement (File No. 001-31578) filed August 13, 2007.
(15)	Incorporated herein by reference to Form 8-K filed December 19, 2007.
(16)	Incorporated herein by reference to Form 10-Q for the quarter ending December 31, 2007.
(17)	Incorporated herein by reference to Form 8-K filed August 6, 2008.
(*)	Filed herein.

EXHIBIT 21.1

SUBSIDIARIES OF MTS MEDICATION TECHNOLOGIES, INC.

Name of Subsidiary	Jurisdiction of Organization

1. MTS Packaging Systems, Inc.	Florida
2. MTS Medication Technologies, Ltd.	United Kingdom
3. MTS Medication Technologies GmbH	Germany

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated June 17, 2009, with respect to the consolidated financial statements, included in the Annual Report of MTS Medication Technologies, Inc. on Form 10-K for the year ended March 31, 2009. We hereby consent to the incorporation by reference of said report in the Registration Statements of MTS Medication Technologies, Inc. on Form S-3 (File No. 333-112212, effective February 6, 2004) and Forms S-8 (File No. 333-56384, effective November 5, 2007 and File No. 333-56384, effective March 1, 2001).

/s/ GRANT THORNTON LLP
Tampa, Florida
June 17, 2009

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

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 19, 2009	By:	/s/ Todd E. Siegel
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

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 19, 2009	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 19, 2009

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 19, 2009

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer