Form 10-K/A
period 2009-03-31
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2009-07-30
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Documents Incorporated by Reference

NONE.

Explanatory Note

        MTS Medication Technologies, Inc. (the "Company") filed a Form 10-K for the fiscal year ended March 31, 2009 (the "Original Filing") with the Securities and Exchange Commission (the "SEC") on June 22, 2009. This Amendment No. 1 is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing. The Part III information omitted from the Original Filing was intended to be incorporated by reference to a Company Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement"), however, such Proxy Statement will not be filed within 120 days after the end of the fiscal year ended March 31, 2009 and the information is therefore provided herein. Accordingly, the Company hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in its Annual Report on Form 10-K for the year ended March 31, 2009.

        As required by Rule 12b-15, the Company's principal executive officer and principal financial officer are providing new certifications. Accordingly, the Company hereby amends Item 15 in its Annual Report on Form 10-K for the year ended March 31, 2009 to add such reports as Exhibits.

        Except as described above, this Amendment No. 1 does not update or modify in any way the disclosures in the Original Filing, and does not purport to reflect any information or events subsequent to the filing thereof.

        We refer to MTS Medication Technologies, Inc. and its subsidiaries as "MTS," the "Company," "us," "we" and "our" in this report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

        Set forth below is certain information, as of July 27, 2009, with respect to each person who is currently a director or executive officer of MTS.

Name	Positions Held (1)	Age	Year First Became a Director

Todd E. Siegel	Chairman of the Board, President and Chief Executive Officer	51	1986
Michael P. Conroy (2)	Chief Financial Officer, Vice President and Corporate Secretary	61	N/A
Allen S. Braswell (3)	Director	51	2005
Chet Borgida (3)	Director	64	2007
Irv I. Cohen (3)	Director	58	2006
David W. Kazarian (3)	Director	67	1988
John Stanton (3)	Director, Vice Chairman of the Board	60	1996
Edgardo A. Mercadante (3)	Director	53	2007
Michael D. Stevenson	Vice President and Chief Operating Officer	46	N/A
Perry W. Larson	Vice President, Sales and Marketing	51	N/A
James M. Conroy (2)	Controller	38	N/A
Peter A. Williams	Managing Director, MTS Medication Technologies, Ltd.	48	N/A

(1)	Each director serves a one year term that expires as of the Annual Meeting of Stockholders or when a successor is duly elected and qualified.

(2)	Michael P. Conroy, our Chief Financial Officer, Vice President and Secretary is the father of James M. Conroy, our Controller.

(3)	Messrs. Braswell, Mercadante, and Kazarian served on the Compensation Committee, Messrs. Cohen, Borgida and Stanton served on the Audit Committee and Messrs. Kazarian, Braswell, and Mercadante served on the Nominating Committee during the 2009 fiscal year.

        Todd E. Siegel.   Mr. Siegel became our President and Chief Executive Officer in 1992 and has served as a director of MTS since 1986. Mr. Siegel served from 1988 to 1992 as Executive Vice President and Chief Operating Officer of MTS and from 1985 to 1988 as Vice President of Sales. Additionally, Mr. Siegel served as our Secretary from 1986 to 1996. Mr. Siegel currently serves as the President of the Golda Meir/Kent Jewish Center, the Vice President of Finance of Temple B'nai Israel and a director of Halo, Inc. and Applied Magnetics, LLC, both privately owned companies.

        Michael P. Conroy.   Since June 2006, Mr. Conroy has served as Chief Financial Officer, Vice President and Secretary of MTS. Mr. Conroy also previously served as Chief Financial Officer, Vice President, Secretary and director of MTS from 1996 to 2004, when he retired from MTS. Prior to 1996, Mr. Conroy was President of CFO Financial Services, Inc.

        Chet Borgida.  Mr. Borgida has served as a director of MTS since 2007. Mr. Borgida was an accountant with Arthur Andersen & Company from 1967 to 1975. In 1975, he joined Grant Thornton, LLP ("Grant Thornton") and was admitted to the partnership in 1977. In addition, Mr. Borgida was Partner-in-Charge of Grant Thornton's Long Island office, as well as the founder and the national director of its Capital Markets Group. Mr. Borgida retired from Grant Thornton in 2001. That same year, he joined Cross Media Marketing, where he served as Chief Financial Officer until June 2003, at which time Cross Media Marketing filed a plan of liquidation in a bankruptcy proceeding. From March 2006 to August 2007, Mr. Borgida was the Chief Operating Officer of Naples Realty Group, LLC. Mr. Borgida serves as a director and the Audit Committee Chair of Warren Resources, Inc. (a publicly traded company). He also served as a director and the Audit Committee Chair of Correctional Services Corporation (a publicly traded company) from 2002 through the sale of the company in 2005. Mr. Borgida is a Certified Public Accountant in New York and Florida and a member of the American Institute of Certified Public Accountants.

        Allen S. Braswell. Mr. Braswell has served as a director of MTS since 2005. Since 2007, Mr. Braswell has been the President and a director of Pico-Tesla Magnetic Therapies, LLC. Mr. Braswell has been a member of the Board of Directors of Suntron Corp. since 1998, and has served on its audit and governance committees and as chairman of a special committee representing minority stockholders in matters related to an earlier merger. Prior to 2000, he was President of Jabil Global Services, Vice President of EFTC Services, President/CEO of Circuit Test Inc. and an attorney in practice with Tanney, Ford, Donahey, Eno and Mills, P.A. Mr. Braswell attended the U.S. Military Academy (West Point) and graduated from the University of Florida with a bachelor's degree in finance. He received his J.D. degree from the University of Florida School of Law.

        David W. Kazarian.   Mr. Kazarian has served as a director of MTS since 1988. Mr. Kazarian also serves as a director of Delta RF Technology, Inc., a privately held corporation that manufactures computer components for an international customer base. Prior to its sale in December 1990, Mr. Kazarian and his wife owned and operated Kazarian Pharmacy. Since March 1991, Mr. Kazarian has been the founder and President of Infuserve America, Inc., a firm involved in the home health care business. He is also currently the President of Kazarian Group Consultants, which provides consulting services for certain surgical centers in Pinellas County, Florida and Nursing homes in Connecticut and Massachusetts. Mr. Kazarian received his bachelor's degree in pharmacy from the University of Florida School of Pharmacy.

        John Stanton.   Mr. Stanton has served as a director of MTS since 1996. Mr. Stanton has served as the Chairman of the Board and Chief Executive Officer of EarthFirst Technology, Inc. ("EarthFirst") since May 2000 and also served as EarthFirst's President at various times during the same period. EarthFirst filed for Chapter 11 bankruptcy protection on June 13, 2008 in the United States Bankruptcy Court, Middle District of Florida, Tampa Division. Since 1981, Mr. Stanton has served in various capacities, including most recently Chief Executive Officer and President of Florida Engineered Construction Products Corporation, which is a privately owned company. Mr. Stanton also serves as President of Octofoil, Inc., an entity that assists other companies with strategic planning, and the Chairman of the Board and Chief Financial Officer of Nanobac Pharmaceuticals, Inc., both privately owned companies.

        Edgardo A. Mercadante.   Mr. Mercadante has served as a director of MTS since November 2007. Since 1996, Mr. Mercadante has served as Chairman and previously served as Chief Executive Officer of Familymeds Group, Inc., a public company that operates specialty clinic-based pharmacies and vitamin centers. He previously served as a member on the Board of Directors for GNC Corporation, a private company. In 2007, Mr. Mercadante founded Dante Capital Management Investments LLC, a private company that operates healthcare and consulting businesses and has also served as that company's President since its founding. Mr. Mercadante received his B.S. degree in Pharmacy from the Philadelphia College of Pharmacy and is a registered pharmacist in numerous U.S. states.

        Michael D. Stevenson.   Mr. Stevenson was selected as our Vice President and Chief Operating Officer in July 2000. Prior to his selection as Vice President and Chief Operating Officer, Mr. Stevenson served MTS in several capacities, including General Manager since 1987. Mr. Stevenson's employment with MTS began in 1986.

        Irv I. Cohen.   Mr. Cohen has served as a director of MTS since 2006. He is currently the President and Chief Executive Officer of Southeast Capital Ventures. From 2005 to 2006, Mr. Cohen was the Executive Vice President of GunnAllen Financial. Prior to that, Mr. Cohen was President of JPMorgan Treasury Technologies Corporation from 2000 to 2005. Mr. Cohen's prior experience includes serving as a Managing Director and Chief Operating Officer of ABN AMRO Incorporated, Fixed Income and Treasury Division, from 1996 to 2000; and as Chief Operating Officer and Chief Financial Officer of Barclays Group Inc. - North America and Barclays Bank PLC, from 1987 to 1996. Mr. Cohen currently serves on the Boards of Directors of DHS Technologies LLC, Persystent Technology Corporation, as well as several other financial industry, education and non-profit boards.

        Perry W. Larson.   Mr. Larson has been our Vice President, Sales and Marketing since April 2005. From October 2004 to April 2005, he was our Director of Sales. From April 2003 to October 2004, Mr. Larson was the Director of Sales for Financial Resources of America. From August 1999 to April 2003, Mr. Larson was a LTC Specialist for Farmers Group, Inc.

        James M. Conroy.   Mr. Conroy has served as our Controller since February 2008. From June 2006 to February 2008, Mr. Conroy served as Managing Partner of Conroy & Febo, CPAs, a Florida accounting firm. From June 2005 to June 2006, Mr. Conroy served as Manager of Corporate Accounting for Starwood Vacation Ownership, a vacation ownership company that acquires, develops and markets resort communities throughout the world. From April 2001 to June 2005, Mr. Conroy served as Director, Finance and Controller of Ultimate Franchise Systems, Inc., a franchisor of quick service and casual dining restaurants. Mr. Conroy received a B.S.B.A. degree in accounting from the University of Central Florida and is an active Certified Public Accountant in the State of Florida.

        Peter A. Williams.   Mr. Williams has been the Managing Director of MTS Medication Technologies, Ltd. ("MTS Limited") since September 2003. Mr. Williams was a Consultant Pharmacist to MTS from 2000 to 2003. In addition, Mr. Williams serves as the Managing Director of Withnell Pharmacy, Limited and as a Pharmacist Consultant with RxPharma, Limited.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

        We believe that during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were met, except that Peter A. Williams did not timely file one Form 4 relating to a grant of restricted stock units in January 2008.

Information About the Board and Committees

        The MTS board of directors (the "Board") met six times during fiscal year 2009. Each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board; and (ii) the total number of meetings of the committees upon which he served. Directors are expected to diligently fulfill their fiduciary duties to stockholders, including by preparing for, attending and participating in meetings of the Board and the committees of which the director is a member. We do not have a formal policy regarding director attendance at annual meetings of stockholders, though directors are encouraged to attend. One of the seven members of the Board attended the 2008 annual meeting of stockholders.

Board Committees

        The full Board considers all major decisions. However, the Board has established the following three standing committees so that certain important areas can be addressed in more depth than may be possible in a full Board meeting:

•	Compensation Committee. The Compensation Committee held three meetings in fiscal year 2009. The Compensation Committee reviews and approves compensation plans covering executive officers and other key management employees, reviews the competitiveness of our total compensation practices, determines the annual base salaries and incentive awards to be paid to executive officers and approves the annual salaries of all executive officers and certain other key management employees, reviews and approves hiring and severance arrangements with executive officers and prepares an annual report on our executive compensation policies and practices as may be required by SEC rules and regulations. The current members of the Compensation Committee are Messrs. Braswell, Mercadante, and Kazarian. We believe that all members of the Compensation Committee are independent within the meaning of the applicable NASDAQ Stock Market Marketplace Rules and the applicable SEC rules. The Compensation Committee's responsibilities are more fully set forth in a written charter that was adopted by the Compensation Committee and by the Board. A copy of the charter is currently available on MTS's website at www.mts-mt.com. Information contained on our website is not a part of this document.

•	Audit Committee. The Audit Committee held four meetings during fiscal year 2009. The Audit Committee assists the Board in fulfilling its responsibility for the safeguarding of assets and oversight to the quality and integrity of our accounting and reporting practices and such other duties as directed by the Board. The Audit Committee has the sole responsibility for the appointment, compensation, oversight and termination of the independent auditors who audit our financial statements. In carrying out its responsibility, the Audit Committee appoints, provides for the compensation of and oversees the work of the independent auditors; pre-approves the fees, terms and services under all audit and non-audit engagements; reviews the performance of the independent auditors and monitors and periodically reviews the independence of the independent auditors by obtaining and reviewing a report from the independent auditors at least annually regarding all relationships between the independent auditors and MTS.
Other responsibilities of the Audit Committee include reviewing with the internal auditors and the independent auditors their respective annual audit plans, staffing, reports and the results of their audits; reviewing with management and the independent auditors our annual and quarterly financial results, financial statements and results of the independent auditors' reviews of such financial information; reviewing with the independent auditors any matters of significant disagreement between management and the independent auditors and any other problems or difficulties encountered during the course of the audit and management's response to such disagreements, problems or difficulties; reviewing with the independent auditors: (a) all critical accounting policies and practices used in the audit, (b) all alternative treatments of financial accounting and disclosures within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditors and (c) other material written communications between the independent auditors and management, such as any management letter or schedule of unadjusted differences; and meeting with the independent auditors in executive session to discuss any other matters that the independent auditors believe should be discussed privately.
The Audit Committee also oversees our internal assurance function and compliance with procedures for the receipt, retention and treatment of complaints received by MTS regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of MTS of concerns regarding accounting or auditing matters.

The current members of the Audit Committee are Messrs. Cohen, Borgida and Stanton, with Mr. Cohen serving as the Chairman. The Board has determined that Mr. Stanton is an "audit committee financial expert" as defined under the rules of the SEC. We believe that all members of the Audit Committee are independent within the meaning of the applicable NASDAQ Stock Market Marketplace Rules and the applicable SEC rules. The Audit Committee's responsibilities are more fully set forth in a written charter that was revised and approved by the Audit Committee on June 23, 2004. A copy of the charter is currently available on MTS's website at www.mts-mt.com. Information contained on our website is not a part of this document.

•	Nominating Committee. The Nominating Committee held three meetings in fiscal year 2009. The Nominating Committee establishes guidelines for selecting potential director candidates, identifies and evaluates such candidates and makes recommendations to the Board regarding such candidates for election to the Board. As set forth in the general guidelines established pursuant to its charter, the Nominating Committee strives for directors who will: (a) bring to the Board a variety of experience and backgrounds; (b) bring substantial senior management experience, financial expertise and such other skills that would enhance the Board's effectiveness and (c) represent the balanced, best interests of our stockholders as a whole and the interests of our stakeholders, as appropriate, rather than special interest groups or constituencies. In selecting nominees, the Nominating Committee assesses independence, character and integrity, potential conflicts of interest, experience and the willingness to devote sufficient time to carrying out the responsibilities of a director. The Nominating Committee has the authority to retain a search firm to be used to identify director candidates and to approve the search firm's fees and other retention terms.

The Nominating Committee will consider nominees for the Board that are proposed by our stockholders. The same identifying and evaluating procedures apply to all candidates for director nomination, including candidates submitted by stockholders. Any stockholder who wishes to recommend a prospective nominee for the Board for the Nominating Committee's consideration may do so by giving the candidate's name and qualifications in writing to the Corporate Secretary, MTS Medication Technologies, Inc., at 2003 Gandy Boulevard North, St. Petersburg, Florida 33702. The current members of the Nominating Committee are Messrs. Braswell, Mercadante, and Kazarian. We believe that all members of the Nominating Committee are independent within the meaning of the applicable NASDAQ Stock Market Marketplace Rules and the applicable SEC rules. The Nominating Committee's responsibilities are more fully set forth in a written charter that was adopted by the Board. A copy of the charter is currently available on MTS's website at www.mts-mt.com. Information contained on our website is not a part of this document.

•	Governance Committee. The Governance Committee held three meetings in fiscal year 2009. The current members of the Governance Committee are Messrs. Borgida, Braswell, Cohen, Kazarian, Mercadante and Stanton, all of our independent directors. The Governance Committee’s responsibilities are more fully set forth in a written charter that was adopted by the Board. A copy of the charter is currently available on MTS’s website at www.mts-mt.com. Information contained on our website is not a part of this document.

Communications with the Board

        Stockholders may communicate with the Board or a specific director by writing to the Corporate Secretary, care of the Board of Directors (or, at the stockholder's option, care of a specific director), at 2003 Gandy Boulevard North, St. Petersburg, Florida 33702. Our Corporate Secretary will deliver any such communications (assuming it is properly marked care of the Board or care of a specific director) to the Board or the specified director, as the case may be.

Code of Ethics

        MTS has adopted a Code of Ethics that is applicable to all directors, executive officers and employees. Such Code of Ethics can be located on our website at www.mts-mt.com. Information contained on our website is not a part of this document.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis is designed to explain the material elements of compensation paid to our executive officers and provide the material factors underlying our compensation policies and decisions. The information in this Compensation Discussion and Analysis provides context for the compensation disclosures in the tables that follow and should be read along with those disclosures.

        Overview

        We have designed and implemented our compensation programs for our executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with MTS for long and productive careers. Our compensation elements are designed to simultaneously satisfy one or more of our performance, alignment and retention objectives. These elements consist of base salary, annual bonus and equity compensation. In deciding on the type and amount of compensation for each executive officer, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive officer's contribution to MTS.

        Primary Objectives of Compensation

        Our executive compensation program is designed to attract, retain and motivate our executive officers in a manner that is tied to the achievement of our overall operating and financial goals. One of our primary goals is to increase our overall equity value. In addition, we intend for our compensation program to: (i) provide fair compensation to executives based on their performance and contributions to MTS, (ii) provide incentives to attract and retain key executives and (iii) instill a long-term commitment to MTS and develop pride and a sense of ownership of MTS, all in a manner consistent with stockholders' interests.

        While our Compensation Committee reviews the total compensation paid to each of our executive officers, we view each element of our compensation program to be distinct. In other words, a significant amount of compensation paid to an executive in the form of one element will not necessarily cause us to reduce another element of the executive officer's compensation. We determine the appropriate levels of our total compensation, and each compensation element, based on several factors, such as an informal benchmarking of our compensation levels to those paid by comparable companies, our overall performance, each individual executive officer's performance, the desire to maintain internal equity and consistency among our executive officers and other considerations that we deem to be relevant. We have not currently adopted any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash or among the different forms of non-cash compensation.

        Currently, our Compensation Committee is responsible for reviewing the overall goals and objectives of MTS's executive compensation programs, as well as our compensation elements and plans, and making any changes to such goals, objectives and plans. In addition, our Compensation Committee is responsible for evaluating the performance of each of our executive officers, approving the compensation level of each of our executive officers, establishing criteria for granting stock options to our executive officers and other employees and approving such stock option grants. Our Compensation Committee is expected to perform each of these tasks annually and may, in its discretion, solicit the input of any of our executive officers, any of our other employees or any other independent consultant or advisor.

        Compensation Components

        We currently believe that it is in the best interests of our stockholders and our executive officers that our compensation program, and each of its elements, remains fairly simple and straightforward. This relative simplicity should reduce the time and cost involved in setting our compensation policies and calculating the payments under such policies, along with increasing the transparency of, and thus furthering our investors' understanding of, such policies.

        Specifically, our executive compensation program in fiscal year 2009 consisted of three primary elements: (1) base salary; (2) cash incentive payments under MTS's Management Bonus Plan, which may be earned annually depending on MTS's profits; and (3) equity compensation consisting of stock options and restricted stock under MTS's Management Long Term Incentive Compensation Plan.

        Base Salary. The base salaries of MTS executive officers are based on MTS's performance for the prior fiscal year and upon a subjective evaluation of each executive officer's contribution to that performance. In evaluating overall MTS performance, the primary focus is on MTS's financial performance for the year as measured by earnings before interest, taxes, depreciation and amortization; return on capital employed and net income. Other criteria, including equal employment performance and whether MTS conducts its operations in accordance with the business and social standards expected by its associates, stockholders and the communities in which it operates are also considered. We do not assign any particular weight to any single factor. We believe that our base salaries are an important element of our executive compensation program because they provide our executive officers with a steady income stream that is not directly contingent upon our overall performance. We annually review our base salaries, and may adjust them from time to time based on our performance and market trends (including competitive retention factors), along with the applicable executive officer's responsibilities, performance and experience.

        Annual Bonus. We utilize annual incentive cash bonuses to reward each of our named executive officers when we achieve certain company-level financial objectives and the applicable executive officer achieves certain subjective individual performance criteria. Company-level and individual performance objectives are measured on an annual basis.

        Our annual cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year. We believe that the immediacy of these cash bonuses, in contrast to our equity grants, provides a significant incentive to our executive officers towards achieving their respective individual objectives, and thus our company-level objectives. Accordingly, we believe our cash bonuses are an important motivating factor for our executive officers, in addition to being a significant factor in attracting and retaining our executive officers.

        Each fiscal year, we pay annual cash bonuses to our executive officers that range from 10% to 50% of their respective salaries based on our amount of earnings before interest, taxes, depreciation and amortization for such fiscal year, and each officer's performance during the year. No bonuses were paid for the 2008 fiscal year. We paid each of our named executive officers a cash bonus in fiscal year 2010 equal to approximately 12% of his base salary for the 2009 fiscal year.

        Equity Compensation. Stock options and restricted stock are granted pursuant to MTS's Long Term Incentive Compensation Plan and issued under MTS's Employee Stock Option Plan in order to link executives' compensation to the long-term financial success of MTS. Stock options are generally priced at 100% of the closing price of our common stock on the day of grant. Generally, the stock options and restricted stock vest over three years. In addition to stock options, certain executive officers may elect to receive restricted stock in lieu of cash compensation pursuant to the terms of their respective employment agreements.

        Severance and Change of Control Arrangements. As discussed in more detail in the "Employment Agreements and Change of Control Agreements" section below, certain of our executive officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a developing company like ours.

        Other Compensation. Our executive officers currently are entitled to participate in our health, life and disability insurance plans and our 401(k) plan to the same extent that our employees are entitled to participate.

2009 Summary Compensation Table

        The following table summarizes, for the fiscal year ended March 31, 2009, the compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers, other than our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2009. We refer to these officers as the named executive officers.

SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive Plan	All Other
		Salary	Stock Awards	Option Awards	Compensation	Compensation		Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)		($)

Todd E. Siegel	2009	359,118	–	120,027	–	29,919	(1)	509,064
President and Chief Executive Officer	2008	297,873	–	–	–	29,693		327,566

Michael P. Conroy	2009	199,800	–	38,718	–	13,512	(2)	252,030
Chief Financial Officer, Vice President and Corporate Secretary	2008	192,115	–	41,200	–	12,838		204,953

Michael D. Stevenson	2009	192,115	57,000	37,168	–	10,754	(3)	297,037
Vice President and Chief Operating Officer	2008	188,044	56,450	–	–	10,997		255,491

Peter A. Williams(4)	2009	145,582	–	–	–	24,586	(5)	170,168
Managing Director, MTS Limited	2008	177,583	–	–	–	32,981		210,564

Perry W. Larson	2009	174,462	–	27,104	–	7,818	(6)	209,384
Vice President, Sales and Marketing	2008	148,831	–	41,200	–	8,022		156,853

(1)

Includes (i) $9,000 auto allowance; (ii) $1,314 contribution to Mr. Siegel’s 401(k) plan; (iii) $14,777 for Mr. Siegel’s health insurance premium; (iv) $1,419 premium for a disability and life insurance policy; (v) $384 premium for a life insurance policy; and (vi) $3,000 for financial, tax, legal, investment or other professional services.

(2)	Includes (i) $9,000 auto allowance; (ii) $2,512 contribution to Mr. Conroy’s 401(k) plan; and (iii) $2,000 paid for financial planning services.

(3)	Includes (i) $9,000 auto allowance; and (ii) $1,754 contribution to Mr. Stevenson’s 401(k) plan.

(4)

For purposes of this Form 10-K/A, all compensation paid to Mr. Williams was converted from British Pounds to United States Dollars based upon the exchange rate on March 31, 2009 of 1 Pound = 1.4347 Dollars.

(5)	Includes (i) $17,268 auto allowance; and (ii) $7,318 contribution to Mr. Williams’ Company (defined contribution) Pension Scheme.

(6)	Includes (i) $6,725 auto allowance; and (ii) $1,093 contribution to Mr. Larson’s 401(k) plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

        The following table provides information on the current holdings of stock options by the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards

									Equity Incentive
								Equity Incentive	Plan Awards;
			Equity Incentive					Plan Awards;	Market or
			Plan Awards;					Number of	Payout Value of
	Number of Securities	Number of Securities	Number of Securities	Option		Number of Shares	Market Value of	Unearned Shares,	Unearned Shares,
	Underlying Unexercised	Underlying Unexercised	Underlying Unexercised	Exercise	Option	or Units of Stock	Shares or Units of Stock	Units or Other Rights	Units or Other Rights
	Options Exercisable	Options Unexercisable	Unearned Options	Price	Expiration	That Have Not Vested	That Have Not Vested	That Have Not Vested	That Have Not Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Todd E. Siegel	18,926	37,851	–	5.85	07/02/18	–	–	6,624	23,449

Michael P. Conroy	3,333	6,667	–	13.70	11/09/17	–	–	–	–
	6,106	12,212	–	5.85	07/02/18	–	–	2,137	7,565

Michael D. Stevenson	20,000	–	–	1.88	07/25/10	–	–	–	–
	50,000	–	–	1.50	04/01/11	–	–	–	–
	5,861	11,721	–	5.85	07/02/18	25,000	88,500	2,051	7,261

Peter A. Williams	1,200	–	–	2.50	04/02/12	56,000	198,240	–	–

Perry W. Larson	30,000	–	–	6.50	10/22/14	–	–	–	–
	11,000	–	–	6.55	02/24/15	–	–	–	–
	10,000	–	–	6.00	03/31/16	–	–	–	–
	3,333	6,667	–	13.70	11/09/17	–	–	–	–
	4,274	8,547	–	5.85	07/02/18	–	–	1,496	5,296

Employment Agreements and Change of Control Agreements

        We have entered into certain employment agreements with each of our named executive officers. In the context of these employment agreements, a change in control is deemed to have taken place if: (1) any person, including a “group” as defined in Section 13(d)(3) of the Exchange Act (but excluding Todd E. Siegel, JADE Partners, the Siegel Family Revocable Trust and any entity controlled by Todd E. Siegel) becomes the owner (whether by merger, stock acquisition or otherwise) of more than 50% of the combined voting power of MTS and (2) as a result, 50% or more of the directors are replaced.

        Todd E. Siegel. Effective as of April 1, 2008 and executed on July 29, 2008, MTS entered into an employment agreement with Todd E. Siegel whereby Mr. Siegel agreed to serve as our President and Chief Executive Officer. Mr. Siegel’s employment agreement has an initial term which will expire on March 31, 2013 and automatically renews for additional one year terms unless either party provides written notice of termination at least 30 days prior to the expiration of the initial term of the agreement or any extension thereof. The agreement provides for a minimum base salary of $310,246.56, subject to annual review, and may be increased in our discretion. This amount may not be decreased without Mr. Siegel’s advance consent to the proposed decrease. In addition, Mr. Siegel is entitled to receive an annual bonus to be determined by the Compensation Committee and approved by the Board, which may include both annual and/or long-term incentive bonuses. Mr. Siegel’s employment agreement imposes restrictive covenants that are effective during the term of the agreement and for a two year period after the termination of the agreement. Under Mr. Siegel’s employment agreement, he is entitled to certain payments and benefits in the event of a change of control, or if we terminate him without cause.

        If, after the date of a change of control and within the remaining term of his employment agreement, (i) Mr. Siegel’s employment is terminated without cause, or (ii) there is a material reduction in Mr. Siegel’s compensation or employment related benefits, or there is a material change in Mr. Siegel’s status, working conditions or management responsibilities, and Mr. Siegel voluntarily terminates his employment agreement within 60 days of any such occurrence, then Mr. Siegel will receive a lump sum payment equal to 299% of his current base salary in addition to any bonus earned for that fiscal year and the vested and unvested portion of Mr. Siegel’s entire long-term incentive bonus, if any.

        Assuming Mr. Siegel’s employment was terminated without cause by us on March 31, 2009 (and assuming a change of control occurred prior to his termination), we would pay to Mr. Siegel $930,000 (the amount equal to 299% of Mr. Siegel’s base salary for the 2009 fiscal year) and any long-term incentive bonus or other bonus earned prior to his termination.

        If Mr. Siegel’s employment agreement is terminated without cause by us, we must pay Mr. Siegel two years base salary in one lump sum payment and any long-term incentive bonus or other bonus earned prior to his termination. Assuming Mr. Siegel’s employment agreement was terminated without cause by us on March 31, 2009, we would pay to Mr. Siegel $620,000 (the amount equal to two years of Mr. Siegel’s current base salary amount) and any long-term incentive bonus or other bonus earned prior to his termination.

        Michael P. Conroy. On February 9, 2007, we entered into an employment agreement with Michael P. Conroy pursuant to which Mr. Conroy agreed to serve as our Chief Financial Officer. The employment agreement had an initial term which expired on March 31, 2008 and automatically renews for additional one year terms unless either party provides written notice of termination at least 60 days prior to the expiration of the initial term of the agreement or any extension thereof. The employment agreement provides for a minimum base salary of $185,000, subject to annual review, and may be increased in our discretion. This amount may not be decreased without Mr. Conroy’s advance consent to the proposed decrease. The employment agreement also provides that Mr. Conroy shall be eligible for an annual bonus, 50% of which is calculated as a certain percentage of his annual base salary, based on our achievement of certain levels of earnings before interest, taxes, depreciation and amortization, and 50% of which is based on subjective performance criteria. Mr. Conroy’s employment agreement imposes restrictive covenants that are effective during the term of the agreement and a two year period following termination of the agreement. Under Mr. Conroy’s employment agreement, he is entitled to certain payments and benefits in the event of a change of control, or if we terminate him without cause.

        If there is a change of control and, within twelve months after the date of a change of control: (1) Mr. Conroy’s employment is terminated without cause; (2) there is a material reduction in Mr. Conroy’s compensation or employment related benefits; (3) there is a material change in Mr. Conroy’s status, working conditions or management responsibilities; or (4) there is a material change in the business objectives or policies, then Mr. Conroy will receive separation pay in an amount equal to two years of his current base salary and bonus. Assuming Mr. Conroy’s employment was terminated without cause on March 31, 2009 (and assuming that a change of control occurred within the prior twelve months), we would pay to Mr. Conroy $400,000 (the amount equal to two years of Mr. Conroy’s base salary for the 2009 fiscal year).

        If Mr. Conroy’s employment agreement is terminated without cause by us, we must pay him for one year at his base salary and any annual bonus earned, prorated for the current year of employment through the date of termination. The payments will be paid to Mr. Conroy in equal installments consistent with the current payment schedule of Mr. Conroy’s base salary and bonus. Assuming Mr. Conroy’s employment agreement was terminated without cause by us on March 31, 2009, we would pay to Mr. Conroy $200,000 (the amount equal to Mr. Conroy’s base for the 2009 fiscal year) in equal installments with the current payment schedule from April 1, 2009 to March 31, 2010.

        Michael D. Stevenson.   On April 1, 2004, we entered into an employment agreement with Michael D. Stevenson whereby Mr. Stevenson agreed to serve as a senior executive. The employment agreement had an initial term ending on March 31, 2005 and automatically extends for additional one year terms unless either party provides written notice of termination at least 30 days prior to the expiration of the initial term of the agreement or any extension thereof. The employment agreement provides for a minimum base salary of $151,857 per year, subject to annual review, and may be increased in our discretion. Under Mr. Stevenson’s employment agreement, he was paid an annual salary $192,000 for fiscal year 2009. This amount may not be decreased without Mr. Stevenson’s advance consent to the proposed decrease. The employment agreement also provides that Mr. Stevenson shall be eligible for an annual bonus targeted at a percentage of his base salary, subject to our achievement of certain performance goals. Mr. Stevenson’s employment agreement imposes restrictive covenants that are effective during the term of the agreement and a two year period following termination of the agreement. Under Mr. Stevenson’s employment agreement, he is entitled to certain payments and benefits in the event of a change of control, or if we terminate him without cause.

        If there is a change of control and, within twelve months after the date of a change of control: (1) Mr. Stevenson’s employment is terminated without cause; (2) there is a material reduction in Mr. Stevenson’s compensation or employment related benefits; (3) there is a material change in Mr. Stevenson’s status, working conditions or management responsibilities; or (4) there is a material change in the business objectives or policies, then Mr. Stevenson will receive severance in an amount equal to (i) two times his current base salary; and (ii) his entire long-term incentive bonus. Furthermore, all of Mr. Stevenson’s unvested and unexercised options, if any, will immediately become vested and exercisable. Assuming Mr. Stevenson’s employment was terminated without cause on March 31, 2009 (and assuming that a change of control occurred within the prior twelve months), we would pay to Mr. Stevenson $384,000 (the amount equal to two years of Mr. Stevenson’s base salary for the 2009 fiscal year).

        If Mr. Stevenson’s employment agreement is terminated without cause by us, we must pay to Mr. Stevenson: (1) any unpaid base salary through the date of termination, (2) two times his then current base salary; and (3) any long term incentive bonus earned during the fiscal year during which Mr. Stevenson was terminated. Assuming Mr. Stevenson’s employment agreement was terminated without cause by us on March 31, 2009, we would pay to Mr. Stevenson: (1) any unpaid base salary through the date of termination; and (2) $384,000 (the amount equal to two years of Mr. Stevenson’s base salary for the 2009 fiscal year) in equal installments consistent with Mr. Stevenson’s then-current salary payment schedule.

        Perry W. Larson.   MTS has entered into a change in control agreement with Perry W. Larson. This change in control agreement provides that if MTS terminates his employment without cause after a change in control occurs, Mr. Larson is entitled to severance in an amount equal to one year of his annual base salary as of the date of termination, which shall be paid in one lump sum payment upon termination. In addition, all of Mr. Larson’s unvested and unexercised options will immediately become vested and exercisable and shall remain exercisable for a period of 30 days. The change of control agreement contains restrictive covenants regarding confidentiality, competition and certain other activities deemed to be disruptive to MTS’s business.

        Assuming Mr. Larson’s employment was terminated without cause by us on March 31, 2009 upon a change in control, we would pay Mr. Larson $175,000 (the amount equal to one year of Mr. Larson’s base salary for the 2009 fiscal year), which shall be paid in one lump sum payment upon termination.

        Peter A. Williams.   On January 22, 2008, we entered into an employment agreement with Peter A. Williams whereby Mr. Williams agreed to serve as a managing director of MTS Medication Technologies, International, Limited, one of our subsidiaries. The employment agreement has a term ending on Mr. Williams’ 65th birthday (which is August 21, 2025); provided, however, either party may terminate the agreement without prejudice prior to that time upon six months’ notice to the other party. The employment agreement provides for a base salary of £90,725 per year subject to annual review, and may be increased in our discretion. Mr. Williams was paid an annual salary of $146,000 based on an exchange rate of 1.4347 USD/GBP in fiscal year 2009. The employment agreement entitles Mr. Williams to: (1) participate (at a level appropriate to his status) in any Short Term Incentive Plan which MTS Medication Technologies Inc. offers during the term of the employment agreement, and (2) beginning April 1, 2009, receive 14,000 shares of MTS stock each year for five years (so long as Mr. Williams is an active employee on the first three grant dates). Mr. Williams’ employment agreement imposes restrictive covenants that are effective during the term of the agreement and a 12-month period following termination of the agreement.

        We may terminate Mr. Williams’ employment agreement at any time with at least six months’ notice without making any payment to Mr. Williams. If we terminate Mr. Williams with less than six months’ notice, then we must pay to him for the then unexpired portion of the required six month notice period: (1) any unpaid base salary for the remaining time period, and (2) an amount equal to the fair value of any other benefits to which Mr. Williams is entitled under the employment agreement for the remaining time period. Assuming we terminated Mr. Williams on March 31, 2009, after giving him at least six months notice, we would not owe any amount to Mr. Williams.

Directors’ Compensation for Fiscal Year 2009

        The following table summarizes compensation paid to our directors in the fiscal year ended March 31, 2009. Directors who are also employees of MTS do not receive additional compensation for their service on the Board. Our non-employee directors during the fiscal year ended March 31, 2009 were Messrs. Borgida, Braswell, Cohen, Kazarian, Mercadante and Stanton.

				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid In Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Chet Borgida	25,000	–	10,570	–	–	–	35,570

Allen S. Braswell	25,000	–	10,570	–	–	–	35,570

Irv I. Cohen	30,000	10,570	–	–	–	–	40,570

David W. Kazarian	25,000	–	10,570	–	–	–	35,570

Edgardo A. Mercadante	25,000	–	10,570	–	–	–	35,570

Todd E. Siegel	–	–	–	–	–	–	–

John Stanton	25,000	–	10,570	–	–	–	35,570

        We paid our non-employee directors an annual retainer of $25,000 for the fiscal year ended March 31, 2009. We also paid Mr. Cohen an additional retainer of $5,000 for his service as the chairperson of the Audit Committee. In addition, for each year that a non-employee director serves on our Board, he is issued options to acquire 5,000 shares of our common stock at an exercise price equal to the fair market value of such shares on the date of issuance (with the exception of Mr. Cohen who was issued 1,650 shares of restricted stock in lieu of options). Directors’ options (or with respect to Mr. Cohen shares of restricted stock) are issued as of the date of each annual meeting of directors and the options expire 10 years from their issuance date and vest on the first anniversary date of the issuance.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee currently consists of Messrs. Braswell, Mercadante, and Kazarian. None of the members of our Compensation Committee is currently or was formerly an officer or employee of MTS. There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

        Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings, including this Form 10-k/A, in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Report

        The Compensation Committee of MTS has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated into MTS’s Annual Report on Form 10-K/A for the year ended March 31, 2009.

Submitted by the Compensation Committee

Allen S. Braswell
Edgardo A. Mercadante
David W. Kazarian

The information contained in the above Compensation Committee Report shall not be deemed “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into such filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of July 27, 2009, certain information regarding the beneficial ownership of common stock by: (i) each of MTS’s directors; (ii) each executive officer named in the Summary Compensation Table; (iii) each person who is known by MTS to be the beneficial owner of more than 5% of the outstanding shares of common stock and (iv) all directors and executive officers of MTS as a group.

	Amount and Nature	Common Stock
Name and Address of Beneficial Owner (1)	of Beneficial Ownership	Voting Percentage

Directors and Other Named Executive Officers

Todd E. Siegel, individually and through the Siegel Family QTIP Trust (2)	1,688,058	26.0%
Allen S. Braswell (3)	18,450	*
Michael P. Conroy (4)	35,854	*
Chet Borgida (5)	6,000	*
David W. Kazarian (6)	61,236	*
John Stanton (7)	95,686	1.5%
Michael D. Stevenson (8)	159,848	2.4%
Irv I. Cohen	2,650	*
Perry W. Larson (9)	58,606	*
Peter A. Williams (10)	21,200	*
Edgardo A. Mercadante (11	9,000	*
All Officers and Directors as a Group (12 persons) (12)	2,161,588	32.5%

_________________

*Less than 1% of the outstanding common stock.

(1)	The business address for the directors and other named executive officers is 2003 Gandy Boulevard North, St. Petersburg, Florida 33702.

(2)

Mr. Siegel is the trustee of the Siegel Family QTIP Trust, established pursuant to the Siegel Family Revocable Trust (the “Trust”), and accordingly controls the shares of common stock beneficially owned by the Trust. The Trust is the managing partner of JADE Partners (the “Partnership”) and accordingly controls the shares of common stock owned by the Partnership. Mr. Siegel owns 61,908 shares of common stock individually, and 1,100 shares held by his son, over which Mr. Siegel disclaims beneficial ownership. The Partnership owns 1,606,125 shares of common stock. Includes options exercisable by Mr. Siegel within 60 days of July 27, 2009 to acquire 18,925 shares of common stock.

(3)	Includes options exercisable by Mr. Braswell within 60 days of July 27, 2009 to acquire 13,750 shares of common stock.

(4)	Includes options exercisable by Mr. Conroy within 60 days of July 27, 2009 to acquire 9,438 shares of common stock.

(5)	Includes options exercisable by Mr. Borgida within 60 days of July 27, 2009 to acquire 5,000 shares of common stock.

(6)

Includes (i) options exercisable by Mr. Kazarian within 60 days of July 27, 2009 to acquire 34,400 shares of common stock; and (ii) 1,250 shares of common stock held by his wife, over which Mr. Kazarian disclaims beneficial ownership.

(7)	Includes options exercisable by Mr. Stanton within 60 days of July 27, 2009 to acquire 44,400 shares of common stock.

(8)	Includes options exercisable by Mr. Stevenson within 60 days of July 27, 2009 to acquire 75,860 shares of common stock.

(9)	Includes options exercisable by Mr. Larson within 60 days of July 27, 2009 to acquire 58,606 shares of common stock.

(10)	Includes options exercisable by Mr. Williams within 60 days of July 27, 2009 to acquire 1,200 shares of common stock.

(11)	Includes options exercisable by Mr. Mercadante within 60 days of July 27, 2009 to acquire 5,000 shares of common stock.

(12)

Includes (i) 272,146 shares subject to options held by six executive officers (including one employee director) and six non-employee directors; (ii) 1,100 shares of common stock held by Mr. Siegel’s son, over which Mr. Siegel disclaims beneficial ownership; and (iii) 1,250 shares of common stock held by Mr. Kazarian’s wife, over which Mr. Kazarian disclaims beneficial ownership.

Equity Compensation Plans

        Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        None.

Review, Approval or Ratification of Transactions with Related Persons

        ‘The Board recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest and may create the appearance that decisions are based on considerations other than the best interests of MTS and its stockholders. As a result, the Board prefers to avoid related party transactions. However, the Board also recognizes that there are situations where related party transactions may be in, or may not be inconsistent with, the best interests of MTS and its stockholders. As a result, the Board has placed responsibility to review related party transactions with the Audit Committee, as indicated in the Audit Committee’s charter. The Audit Committee has the authority to approve all related party transactions that MTS would be required to disclose in accordance with Item 404 of Regulation S-K. This review and approval takes into account whether the transaction is on terms that are not inconsistent with the best interests of MTS and its stockholders. While the Board does not currently have a written related party transactions policy in which the Board evidences its policies and procedures regarding review, approval or ratification of related party transactions, it is confident that the Audit Committee will adequately review and approve, ratify or deny all related party transactions, and all potential related party transactions, that could possibly be required to be disclosed in accordance with Item 404 of Regulation S-K.

Director Independence

        The Board has determined that the following members of the Board are independent pursuant to the applicable NASDAQ Stock Market Marketplace Rules and the applicable SEC rules: Chet Borgida, Allen S. Braswell, Irv I. Cohen, David W. Kazarian, Edgardo A. Mercadante and John Stanton. The Board has determined that Todd E. Siegel, who is an MTS officer, is not independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The aggregate fees billed by Grant Thornton for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal year 2009, as well as for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal year 2009, totaled $341,408. The aggregate fees billed by Grant Thornton for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal year 2008, as well as for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal year 2008 totaled $381,708.

Audit-Related Fees

        There were no fees billed by Grant Thornton for assurance or related services that are reasonably related to the performance of the audit of our financial statements included in our Annual Report on Form 10-K for fiscal year 2009, or for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal year 2009, that are not included in the above captioned “Audit Fees.” The aggregate fees billed by Grant Thornton for assurance and related services that are reasonably related to the performance of the audit of our financial statements included in our Annual Report on Form 10-K for fiscal year 2008, as well as for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal year 2008, that are not included in the above captioned “Audit Fees” totaled $5,030.

        The fees for assurance and related services incurred during fiscal year 2008 were primarily related to research of accounting issues that could potentially affect our financial statements.

Tax Fees

        There were no fees billed by Grant Thornton for tax services, including tax compliance, tax advice and tax planning, for fiscal year 2009. We paid Grant Thornton $26,612 for such tax services during fiscal year 2008.

All Other Fees

        There were no fees billed by Grant Thornton for any services other than as referenced in the above captioned “Audit Fees” in fiscal year 2009. The aggregate fees billed by Grant Thornton for services other than as referenced in the above captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” in fiscal year 2008 were $1,000.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

        The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for MTS by Grant Thornton, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the Audit Committee reviewing a budget for audit services, audit-related services, tax services and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted and consideration by the Audit Committee, after discussing, it approves those services it deems appropriate. Approval from the Audit Committee would be required to exceed the approved budgeted amount for a particular category of services or to engage the independent auditors for any services not included in the approved budget. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee.

        During the 2009 fiscal year, all of the services described in “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee in accordance with the foregoing policy on auditor independence. The Audit Committee considered whether provision of the above non-audit services is compatible with maintaining such firm’s independence and satisfied itself as to Grant Thornton’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)	List of Exhibits. The exhibits listed on the Exhibits Index set forth below are filed as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2009	MTS MEDICATION TECHNOLOGIES, INC.

	By:	/s/ Todd E. Siegel

Todd E. Siegel, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd E. Siegel	Chairman of the Board of Directors, President and Chief Executive Officer	July 29, 2009
Todd E. Siegel	(principal executive officer)

/s/ Michael P. Conroy	Chief Financial Officer, Vice President and Corporate Secretary	July 29, 2009
Michael P. Conroy	(principal financial officer)

/s/ Michael D. Stevenson	Chief Operating Officer	July 29, 2009
Michael D. Stevenson

/s/ James M. Conroy	Controller (principal accounting officer)	July 29, 2009
James M. Conroy

/s/ John Stanton	Director and Vice Chairman of the Board of Directors	July 29, 2009
John Stanton

/s/ Allen S. Braswell	Director	July 29, 2009
Allen S. Braswell

/s/ Irv I. Cohen	Director	July 29, 2009
Irv I. Cohen

/s/ David W. Kazarian	Director	July 29, 2009
David W. Kazarian

/s/ Chet Borgida	Director	July 29, 2009
Chet Borgida

/s/ Edgardo A. Mercadante	Director	July 29, 2009
Edgardo A. Mercadante

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification by the Chief Financial Officer of MTS Medication Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
(*)	Filed herein.

EXHIBIT 31.1

CERTIFICATIONS

I, Todd E. Siegel, certify that:

1.	I have reviewed this annual report on Form 10-K/A of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 29, 2009	By:	/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Michael P. Conroy, certify that:

1.	I have reviewed this annual report on Form 10-K/A of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 29, 2009	By:	/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer