Form 10-Q
period 2009-06-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2009-08-14
CIK 823560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number:   001-31578

MTS Medication Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2740462

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida 33702

(Address of principal executive offices) (Zip Code)

727-576-6311

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒      No    ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes    ☐      No    ☐

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company.)	Smaller reporting company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009

Common Stock, $.01 par value per share	6,473,065

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Index

		Page

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2009 and March 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations – Three Months Ended June 30, 2009 and 2008 (Unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income – Three Months Ended June 30, 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows – Three Months Ended June 30, 2009 and 2008 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Default Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

Index to Exhibits		29

Certifications		30 - 34

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

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained herein. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	fluctuations in foreign currency;
•	our ability to compete in a very competitive market;
•	the limited number of customers that we depend on for our net sales;
•	the additional risks inherent in our international operations;
•	the small number of suppliers that we depend on for raw materials;
•	our reliance on a single facility in which we manufacture a majority of our products;
•	our reliance on short-term contracts with most of our clients;
•	intellectual property rights and litigation;
•	risks in product and technology development;
•	the potential adverse effect of governmental regulation on our business, as well as our customers’ businesses;
•	the changing U.S. healthcare environment; and
•	other factors that we may not have currently identified or quantified.

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

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

ASSETS

	June 30, 2009	March 31, 2009

Current Assets:
Cash	$830	$493
Restricted Cash	37	79
Accounts Receivable, Net	8,596	8,567
Inventories, Net	9,487	10,001
Prepaids and Other	827	708
Deferred Tax Asset	393	393

Total Current Assets	20,170	20,241
Property and Equipment, Net	7,877	8,127

Goodwill	1,324	1,196
Other Intangible Assets, Net	580	531
Other Assets, Net	1,719	1,831

Total Assets	$31,670	$31,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,022	$6,170
Current Maturities of Long-Term Debt	9	19
Customer Deposits	273	1,330

Total Current Liabilities	6,304	7,519

Long-Term Debt, Less Current Maturities	8,666	8,196
Other Liabilities	1,174	1,211
Deferred Tax Liability, Net	654	612

Total Liabilities	16,798	17,538

Stockholders' Equity:
Common Stock	65	65
Capital In Excess of Par Value	10,622	10,500
Accumulated Other Comprehensive Loss	(279)	(674)
Retained Earnings	4,792	4,825
Treasury Stock	(328)	(328)

Total Stockholders' Equity	14,872	14,388

Total Liabilities and Stockholders' Equity	$31,670	$31,926

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands; Except Earnings Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,

	2009	2008

Net Sales	$17,359	$19,366

Costs and Expenses:
Cost of Sales	11,179	13,333
Selling, General and Administrative	5,133	4,525
Depreciation and Amortization	787	795

Total Costs and Expenses	17,099	18,653

Operating Income	260	713

Interest Expense	90	126

Income Before Taxes	170	587

Income Tax Expense	203	213

Net (Loss) Income	$(33)	$374

Net (Loss) Income Per Common Share - Basic	$(0.01)	$0.06

Net Income Per Common Share - Diluted	$(0.01)	$0.06

Weighted Average Shares Outstanding - Basic	6,473	6,449

Weighted Average Shares Outstanding - Diluted	6,473	6,778

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME THREE MONTHS ENDED JUNE 30, 2009
(In Thousands; Except Shares)
(Unaudited)

	Common Stock			Accumulated
	$.01 Par Value		Capital In	Other				Total
			Excess of	Comprehensive	Retained	Treasury	Treasury	Stockholders'
	Shares	Amount	Par Value	(Loss) Income	Earnings	Shares	Stock	Equity

Balance March 31, 2009	6,454,065	$65	$10,500	$(674)	$4,825	(60)	$(328)	$14,388
Stock Grants Issued	19,000	–	67					67
Share-Based Compensation			55					55
Comprehensive Income:
Net Loss					(33)			(33)
Interest Rate Swaps, Net of Tax of $15				25				25
Foreign Currency Translation Adjustment				370				370

Total Comprehensive Income								362

Balance June 30, 2009	6,473,065	$65	$10,622	$(279)	$4,792	(60)	$(328)	$14,872

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,

	2009	2008

Operating Activities
Net (Loss) Income	$(33)	$374
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	779	786
Write-off of deferred financing costs	–	62
Tax Benefit of Options Exercised	–	(37)
Deferred Income Taxes	2	20
Share-Based Compensation	122	82
Changes In Operating Assets and Liabilities:
Restricted Cash	42	(262)
Accounts Receivable	182	(91)
Inventories	763	1,501
Prepaids and Other	(236)	(408)
Accounts Payable and Other Accrued Liabilities	(27)	(958)
Customer Deposits	(1,057)	11

Total Adjustments	570	706

Net Cash Provided By Operating Activities	537	1,080

Investing Activities
Expended For Property and Equipment	(339)	(1,157)
Expended For Product Development	(13)	(86)
Expended For Additional Consideration of Business Acquisition	(304)	–

Net Cash Used By Investing Activities	(656)	(1,243)

Financing Activities
Payments On Notes Payable and Term Loans	(13)	(26)
Payments On Related Party Note Payable	–	(85)
Paydowns on Revolving Line of Credit	(5,946)	(5,504)
Advances on Revolving Line of Credit	6,416	5,578
Tax Benefit of Options Exercised	–	37

Net Cash Provided By Financing Activities	457	–

Effect of Exchange Rate Changes On Cash	(1)	32

Net Increase (Decrease) In Cash	337	(131)
Cash at Beginning of Period	493	662

Cash at End of Period	$830	$531

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$91	$133
Cash Paid for Taxes	$151	$24

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Unaudited)

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for future quarters in the fiscal year ending March 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2 – RESTRICTED CASH

        In May 2007, the Company entered into an agreement to provide sixteen OnDemand® Express II™ and eight AccuFlex machines to its largest customer over an 18 month period.  The agreement provides that the customer will make certain deposits that will ultimately be applied towards the purchase price of the machines.  The agreement further provides that the deposits will be held in a separate bank account and used exclusively for costs associated with the manufacture of the machines.  The Company has used these cash deposits to pay an outsourced manufacturer, and to pay costs and expenses related to the manufacture and installation of the machines. The Company holds the remaining cash in a separate bank account to be used to fund future costs associated with the manufacture of the machines.  The unused balance was approximately $37,000 and $79,000 as of June 30, 2009 and March 31, 2009, respectively.

NOTE 3 – INVENTORIES

        The components of inventory consist of the following:

	June 30, 2009	March 31, 2009

	(In Thousands)
Raw Material	$4,057	$4,328
Work in Process	1,378	1,282
Finished Goods	4,638	5,003
Less: Inventory Valuation Allowance	(586)	(612)

	$9,487	$10,001

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

        The following table sets forth the computation of net income per basic and diluted common share:

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Per Share Amounts)
Numerator:

Net (Loss) Income	$(33)	$374

Denominator:

Weighted Average Shares Outstanding - Basic	6,473	6,449

Add: Effect of Dilutive Warrants and Options	–	329

Weighted Average Shares Outstanding - Diluted	6,473	6,778

Net Income Per Common Share - Basic	$(0.01)	0.06

Net Income Per Common Share - Diluted	$(0.01)	$0.06

        The effect of 834,496 and 77,500 options were not included in the calculation of net income per diluted common share for the three months ended June 30, 2009 and 2008, respectively, as the effect would have been anti-dilutive.

NOTE 5 – SHARE-BASED COMPENSATION

        The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (the “Stock Plan”). Share-based compensation is recognized based on the fair value of the awards in accordance with SFAS No. 123R (revised 2004) Share-Based Payment (“SFAS No. 123R”). Compensation expense is recognized over the requisite service period on a straight-line basis. As of June 30, 2009, options to purchase 834,496 shares were outstanding in the aggregate under the Stock Plan and the Company’s previous stock incentive plan, and there were 312,754 options available for issuance under the Stock Plan.

Restricted Stock Awards — The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the three months ended June 30, 2009, the Company issued 5,000 and 14,000 shares of restricted common stock to its Chief Operating Officer and European Managing Director, respectively, as additional compensation under their employment agreements. The Company recorded share-based compensation expense in the amount of approximately $67,450 during the three months ended June 30, 2009 based on the fair value of the shares at the date of grant. During the three months ended June 30, 2008, the Company issued 5,000 shares of restricted stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of $57,000 during the three months ended June 30, 2008, based on the fair value of the shares at the date of grant.

Stock Options — The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest immediately; however, the Company has historically granted options that vest over three- to five-year periods. Awards generally expire 10 years after the date of grant. The Company issues new shares upon the exercise of stock options. No options were granted during the three months ended June 30, 2009 and 2008.

        As of June 30, 2009, the Company has unrecognized compensation cost of approximately $387,000 expected to be recognized over the next two years for share-based awards.

        A summary of the changes in stock options outstanding during the three months ended June 30, 2009 is as follows:

					Weighted Average
	Number of	Range of			Exercise Price
	Shares	Exercise Prices			Per Share

Outstanding at March 31, 2009	835,496	$1.45	-	$13.70	$5.24
Options Exercised	–		-		–
Options Expired	(1,000)			$2.00	$2.00

Outstanding at June 30, 2009	834,496	$1.45	-	$13.70	$5.24

Outstanding Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	232,000	1.7	$1.54
$2.50 - $4.47	79,500	4.4	$3.82
$5.60 - $13.70	522,996	7.5	$7.10

	834,496

Exercisable Options

		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$1.45 - $2.30	232,000	1.7	$1.54
$2.50 - $4.47	69,500	3.7	$3.79
$5.60 - $12.45	271,093	6.3	$7.00

	572,593

        The options outstanding at June 30, 2009 expire on various dates through November 2018.

        At June 30, 2009, exercisable options had no aggregate intrinsic values.

NOTE 6 – LONG-TERM DEBT

	June 30, 2009	March 31, 2009

	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at LIBOR plus 1.75% (2.07% at June 30, 2009) for approximately $1.7 million and 4.7% for approximately $7.0 million.	$8,666	$8,196

Capital leases expiring at various times through fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	9	19

Total Long-Term Debt	8,675	8,215

Less Current Portion	(9)	(19)

Long-Term Debt Due After One Year	$8,666	$8,196

        The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $12.0 million at June 30, 2009. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

        The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of June 30, 2009.

        The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly-owned subsidiaries, and 65% of its foreign wholly-owned subsidiaries. There was approximately $8.7 million borrowed and an additional $3.3 million available under the Credit Facility at June 30, 2009.

NOTE 7 – OTHER ASSETS

        Other assets consist of the following:

	Amortization Period	June 30,	March 31,
	(Years)	2009	2009

		(In Thousands)

Product Development	3	$4,383	$4,366
Less: Accumulated Amortization		(3,211)	(3,098)

		$1,172	$1,268

Patents	5 – 17	$1,761	$1,747
Less: Accumulated Amortization		(1,272)	(1,263)

		$489	$484

Financing Costs	3 – 5	$42	$102
Less: Accumulated Amortization		(9)	(67)

		$33	$35

Other		$25	$44

Total Other Assets, Net		$1,719	$1,831

        All of the Company’s other assets are pledged as collateral on bank notes under the Credit Facility.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

        In May 2009, the FSAB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company evaluated all subsequent events through August 10, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 133 on April 1, 2009 and included the additional disclosures in Note 11, Derivative Instruments, which are provided on a prospective basis.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141R on April 1, 2009. The adoption of SFAS No. 141 had no material effect on the Company’s consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) and FASB Staff Position No. 157-2 (“FSP 157-2”), which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 Fair Value Measurements “SFAS No 157”)as it applies to certain nonfinancial assets and liabilities. The deferral provided by FSP 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company adopted FSP 157-2 on April 1, 2009. The adoption of FSP 157-2 had no material effect on the Company’s consolidated financial statements.

NOTE 9 – SEGMENT INFORMATION

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

        Below are sales and operating income (loss) by segment for the three months ended June 30, 2009 and 2008 and a reconciliation of segment operating income to earnings before income taxes. Operating income is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Percentages)
Net Sales
Consumables	$13,421	$13,092
Packaging Automation	3,911	6,191
Medication Administration Systems	27	83

Net Sales	$17,359	$19,366

Operating Income (Loss) and Operating Margins
Consumables	$2,388	$1,615
	17.8%	12.3%
Packaging Automation	$(1,171)	$(246)
	(29.9%)	(4.0%)
Medication Administration Systems	$(316)	$(480)
	(1170.4%)	(578.3%)
Corporate Expenses Not Allowed to Other Segments	$(641)	$(176)

Operating Income	$260	$713

Operating Margin	1.5%	3.7%

Deductions from Operating Income
Interest Expense	$90	$126
Income Before Taxes	$170	$587

Geographic Information

        Net sales and operating income and margins classified by the major geographic areas in which the Company operates was as follows:

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Percentages)
Net Sales
U.S.	$14,756	$16,582
Non-U.S.	2,603	2,784

Total Net Sales	$17,359	$19,366

Operating (Loss) Income and Operating Margins
U.S.	$(146)	$370
	(1.0%)	2.2%
Non-U.S.	$406	$343
	15.6%	12.3%

Total Operating Income	$260	$713

Total Operating Margin	1.5%	3.7%

        Total assets classified by major geographic areas in which the company operates was a follows:

	As of June 30, 2009	As of March 31, 2009

	(In Thousands)
Net Sales
U.S.	$27,364	$26,341
Non-U.S.	4,306	5,585

	$31,670	$31,926

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted SFAS No. 157 effective April 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. On April 1, 2009, the Company adopted FSP No. 157-2 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis. There was no impact for the adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 categories as of June 30, 2009:

June 30, 2009

		Quoted Market Prices	Significant Other	Significant
		in Active Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

(In Thousands)

Interest Rate Swaps	$ (196)	–	$ (196)	–

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

Non-financial Items Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, such as goodwill; intangible assets; and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company performed impairment analyses in the fourth quarter of fiscal year 2009. Based on the results of impairments tests, the Company determined no impairment of goodwill; intangible assets; or property, plant and equipment existed.

NOTE 11 – DERIVATIVE INSTRUMENTS

        The Company uses derivative instruments in the form of interest rate swaps to manage risks related to interest rates. The interest rate swaps qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The Company has two interest rate swap agreements for notional amounts of $2 million and $5 million, respectively. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.7%. The swaps mature in March 2010 and March 2011, respectively. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets and the Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the three months ending June 30, 2009. The related gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Fair Values of Derivative Instruments

	June 30, 2009

	Balance Sheet Location	Fair Value

	(In Thousands)

Assets
Derivatives designated as hedging instruments under Statement 133
None	N/A	$–
Derivatives not designed as hedging instruments under Statement 133
None	N/A	–

Liabilities
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Liabilities	$(196)
Derivatives not designated as hedging instruments under Statement 133
None	N/A	–

Total Derivatives		$(196)

        The following table summarizes the fair value of the interest rate contracts on the Condensed Consolidated Statement of Financial Position for the three months ended June 30, 2009.

				Location of Gain or	Amount of Gain or
				(Loss) Recognized in	(Loss) Recognized in
		Location of Loss	Amount of Gain or (Loss)	Income on Derivative	Income on Derivative
	Amount of Gain	Reclassified from Accumulated	Reclassified from Accumulated	(Ineffective Portion and	(Ineffective Portion and
Derivatives in Statement 133	Recognized in OCI on Derivative	OCI into Income	OCI into Income	Amount Excluded From	Amount Excluded From
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing	Effectiveness Testing)

Interest Rate
Contracts	$ 121	Interest Expense	–	N/A	N/A

NOTE 12 – AGREEMENT AND PLAN OF MERGER

        On August 7, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedPak Holdings, Inc., a Delaware corporation (“Parent”), and MedPak Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent is an affiliate of Excellere Partners, LLC, a Denver, Colorado based private equity firm (“Excellere Partners”).

          Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those shares held by the Company, any subsidiary of the Company, Parent or Merger Sub, and other than those shares with respect to which appraisal rights are properly exercised, will be converted into the right to receive $5.75 per share in cash (the “Merger Consideration”). Prior to the effective time of the Merger, a portion of the shares owned by certain of the Company’s executive officers (the “Rollover Investors”), including Todd E. Siegel, the Company’s President and CEO, will be contributed to Parent in exchange for a combination of preferred stock and voting common stock of Parent. In addition, all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share subject to the option for each share subject to the option.

          Completion of the Merger is subject to customary closing conditions including (i) approval by the Company’s stockholders and (ii) no material adverse effect on the Company’s business or results of operations. The parties currently expect that the Merger will be completed in the fourth quarter of this calendar year.

        The Merger Agreement contains certain termination rights for both Parent and the Company. If the Company terminates the Merger Agreement prior to obtaining stockholder approval as a result of the Special Committee or the Board of Directors concluding in good faith that in light of a superior proposal, it would be inconsistent with the directors’ fiduciary obligations to the Company’s stockholders under applicable law to not withdraw or change its recommendation that the Company’s stockholders approve the Merger Agreement and concurrently with such termination the Company enters into a definitive agreement with respect to such superior proposal, the Company is required to pay to Parent a termination fee of $1,174,200 (the “Termination Fee”) and reimburse Parent for its fees and expenses incurred with respect to the transactions contemplated by the Merger Agreement, up to a maximum of $750,000 (the “Expense Payment”).

          If Parent terminates the Merger Agreement because: (i) the Company’s Board of Directors has withdrawn or modified, or publicly proposed to withdraw or modify, in a manner adverse to Parent its recommendation with respect to the Merger Agreement; (ii) the Company’s Board of Directors or any committee thereof (a) does not reject any takeover proposal within seven days of the making thereof or (b) does not publicly reconfirm its recommendation that the Company stockholders approve the Merger within three days after receipt of a written request from Parent that it do so; (iii) the Company fails to include the Board of Directors recommendation to approve the Merger in its proxy statement; (iv) the Board of Directors of the Company approves, endorses, or allows the Company to enter into, or recommends to the Company stockholders a merger agreement, letter of intent, acquisition agreement, or other similar agreement with respect to a takeover proposal (other than a confidentiality agreement), (v) if the Company willfully breaches or fails to perform any of its representations, warranties, covenants or agreements set forth in the Merger Agreement (or if any such representations or warranties fails to be true), which breach or failure (a) would give rise to the failure of a condition to the Merger and (b) is incapable of being cured, or is not cured, after written notice (a “Breach”), or (vi) the Company or the Company’s Board of Directors or any committee thereof shall have announced its intention to do any of the items listed in clauses (i) through (iv) above, then the Company must pay the Termination Fee and the Expense Payment to Parent.

        If: (i) the Merger Agreement is terminated (a) by Parent or the Company because the effective time of the Merger has not occurred by December 31, 2009 or within the financing cure period, if applicable, or (b) because stockholder approval was not obtained at the special meeting; and (ii) the Company enters into a definitive agreement with respect to, or consummates, a takeover proposal within six months (or 12 months in the case of a takeover proposal that had been publicly announced, made known to the Company or made directly to Company stockholders prior to the termination of the Merger Agreement) after the date the Merger Agreement is terminated, the Company must pay the Termination Fee and the Expense Payment to Parent. In the event that the circumstances described in clause (i), but not clause (ii), above have occurred, then, except in the case of a Payment Exception (as defined below) or if Parent is required to pay the Termination Fee to the Company, the Company will pay the Expense Payment, but not the Termination Fee, to Parent.

        In addition, if Parent terminates the Merger Agreement because: (i) the Company commits a Breach that is not willful; (ii) any events or changes occurred that, individually or in the aggregate, have had or could reasonably be expected to have a material adverse effect on the Company; or (iii) the voting agreement entered into among Parent and certain of the Company’s stockholders in connection with the Merger is not valid, binding and enforceable in accordance with its terms against the parties thereto, then the Company will pay the Expense Payment, but not the Termination Fee, to Parent.

        If the Company terminates the Merger Agreement because Parent has: (i) failed to consummate the Merger on or before the later of (a) December 31, 2009 or (b) if Parent is entitled to attempt to amend, modify or replace its financing commitments, then after the 60 day financing cure period; or (ii) committed a Breach, then Parent must pay the Termination Fee to the Company. However, Parent shall have no obligation to pay the Termination Fee if Parent fails to consummate the Merger or otherwise breaches or fails to perform any of its representations, warranties, covenants or agreements set forth in the Merger Agreement as a result of failing to obtain financing primarily because of any material instituted, commenced, pending or threatened action, investigation, litigation or proceeding, provided that Parent has used commercially reasonable efforts to obtain financing (a “Payment Exception”).

        Parent has obtained commitments for the financing for the Merger, which are subject to customary conditions.

        In connection with the execution of the Merger Agreement, Todd E. Siegel and other members of the Company’s senior management team, who currently own approximately 30% percent of the Company’s outstanding shares, have agreed to vote their shares in favor of the Merger.

        The foregoing description of the Merger Agreement and the Merger is qualified in its entirety by reference to the Merger Agreement which was attached as Exhibit 2.1 to the Form 8-K/A filed by the Company with the SEC on August 11, 2009.

        During the three months ended June 30, 2009, the Company incurred approximately $421,000 in costs associated with the Merger Agreement. These costs are not deductible for tax purposes and as a result, our effective tax rate increased to 119.4% compared to 36.3% during the same period last year.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company experienced a decline in net sales during the three months ended June 30, 2009 compared with the same period of the prior fiscal year. This decline results primarily from the fact that in the three months ended June 30, 2008, the Company recognized revenue for several OnDemand machines that were sold to our largest customer. The Company did not sell any OnDemand machines to this customer during the three months ended June 30, 2009.

        Net sales in our Consumables segment grew approximately 4.2% in the U.S. long-term care market during the three months ended June 30, 2009. Net sales of consumables in Europe grew approximately 16.6% when measured in the functional currency of the country in which the sales were made. However, as a result of fluctuations in foreign currency, our revenue declined in Europe by approximately 6.6% for the three months ended June 30, 2009 when the revenue is translated into U.S. dollars.

        The operating loss for our Packaging Automation segment increased during the three months ended June 30, 2009 over the same period of the prior fiscal year primarily due to the fact that in the prior fiscal year we had higher revenue and gross profit in this segment related to a contract for OnDemand machines with our largest customer. In addition, during the three months ended June 30, 2009, we incurred higher research and development costs related to enhancements to products sold in our Packaging Automation segment.

        Revenue in our Medication Administration Systems segment is comprised solely of sales of MedLocker® and service and support of existing MedLocker installations. The operations of this segment have resulted in an operating loss of approximately $316,000 during the three months ended June 30, 2009. We are optimistic that our MedTimes® product will be released for sale shortly and begin to result in additional gross profit to reduce operating losses for this segment in the future.

        Our consolidated operating income and net income declined during the three months ended June 30, 2009 compared to the same period of the prior fiscal year primarily due to the following factors:

1.	Sales in Europe are made to customers in the functional currency of the country in which the sale is made, but product that is sold in Europe is manufactured in the U.S. and paid for in U.S. dollars. The U.S. dollar has strengthened, and therefore, our gross profit margins have declined on these sales compared to the same period of the previous year.

2.	Increased costs associated with the Merger Agreement.

3.	Increased research and development costs associated with improvements to OnDemand technologies.

        We use many metrics to evaluate and monitor our business, including the following:

1.	Revenue growth, gross profit margins, operating income and net income by segment and by geographic area;

2.	Inventory turnover;

3.	Account receivable collection days;

4.	Consolidated net income and operating cash flow; and

5.	Investing activities.

        Each of these key metrics is more fully discussed in this “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

        On August 7, 2009, the Company entered into the Merger Agreement, which contemplates that all outstanding shares of the Company’s common stock, other than those held by MTS, Parent, Merger Sub, those who properly exercise appraisal rights, and certain of our directors and officers who will be contributing a portion of the shares of the Company’s common stock held by each of them to Parent for a combination of preferred stock and voting common stock, will be purchased for $5.75 per share. The Merger Agreement is subject to stockholder approval at a special meeting that will be convened to vote on it and certain other conditions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

        Net sales for the three months ended June 30, 2009 decreased 10.4% to $17.4 million compared with $19.4 million during the same period of the prior fiscal year. The decline primarily relates to a decline in revenue from sales of OnDemand machines. During the three months ended June 30, 2009, the Company recorded approximately $2.7 million in net sales associated with the sale of three OnDemand machines compared to $5.1 million on sales of nine OnDemand machines during the same period in the prior fiscal year. Net sales for consumables increased approximately $329,000 during the three months ended June 30, 2009 compared to the same period the fiscal prior year. The increase was primarily related to increased sales of punch cards to customers in the U.S.

        Cost of sales for the three months ended June 30, 2009 was $11.2 million compared with $13.3 million during the same period in the prior fiscal year. Cost of sales as a percentage of sales decreased to 64.4% from 68.8% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables, was higher during the prior fiscal year.

        Selling, general and administration expenses for the three months ended June 30, 2009 increased 13.4% to $5.1 million from $4.5 million in the prior fiscal year primarily due to approximately $421,000 in costs associated with the Merger Agreement, as well as an increase of approximately $232,000 in research and development costs primarily associated with development of new OnDemand machine technology.

        Depreciation and amortization expense for the three months ended June 30, 2009 decreased 1.0% to $787,000 from $795,000 during the same period of the prior fiscal year. The decrease resulted primarily from decreased amortization associated with capitalized product development costs, which became fully amortized in March 2009.

        Interest expense for the three months ended June 30, 2009 decreased 28.6% to $90,000 from $126,000 during the same period of the prior fiscal year. The decrease results from a decrease in interest rates and lower long-term debt outstanding.

        Income tax expense decreased 4.7% to $203,000 during the three months ended June 30, 2009 compared with $213,000 during the same period of the prior fiscal year. The decrease results from the fact that our net income before taxes decreased. Our effective tax rate increased to 119.4% from 36.3% due to the fact that $421,000 in costs incurred in the first quarter of this fiscal year associated with the merger agreement are not deductible for tax purposes.

Segments

        We evaluate our business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Consumables segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The Packaging Automation segment consists of products that provide our customers with the ability to package medication into our consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner, which means that our pharmacy customers can elect to package medications for inventory awaiting an order from their long-term care customers or wait until the long-term care customers require the medication and package it at that time. The Medication Administration Systems segment consists of automation products designed to provide our customers with a system to administer medication to residents at long-term care facilities. We currently sell one product, MedLocker, and have developed another product, MedTimes, which is now in beta stage. These segments represent the manner in which we manage our operations.

Segment Results of Operations

        Operating income (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating income is reconciled to earnings before income taxes in Note 9 to the Consolidated Financial Statements included in the report.

Consumables

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$13,421	$13,092
Operating Income	$2,388	$1,615
Operating Margin	17.8%	12.3%

        Net sales in the three months ended June 30, 2009 increased approximately $329,000, or 2.5% over the same period in the prior fiscal year, primarily due to growth in sales to the U.S. long-term care market of approximately 4.2%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. Net sales of consumable products in Europe increased 16.6% when expressed in the functional currency of the country in which the sales are made, but decreased 6.6% in terms of the U.S. Dollars as a result of the exchange rate fluctuations between the U.S. Dollar and the British Pound and Euro.

        Operating margins increased in the three months ended June 30, 2009 over the same period in the prior fiscal year primarily due to (a) lower freight costs; (b) decreases in raw material costs primarily related to materials that have a high petroleum-based content; and (c) decreased scrap rates and labor costs.

Packaging Automation

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$3,911	$6,191
Operating Loss	$(1,171)	$(246)
Operating Margin	(29.9%)	(4.0%)

        Net sales for the three months ended June 30, 2009 decreased $2.3 million, or 36.8%, from the same period in the prior fiscal year due to a decline in OnDemand sales. During the three months ended June 30, 2009, the Company recorded $2.7 million in revenue associated with the sale of three OnDemand machines compared to $5.1 million in revenue on the sale of nine OnDemand machined during the same period the prior fiscal year.

        Our operating margin during the three months ended June 30, 2009 decreased from the same period in the prior fiscal year due to decreased net sales, as well as higher-than-normal engineering and research and development costs incurred in the first quarter of this fiscal year as a result of investments in the development of new products, including a high-speed vision and infrared inspection system that will be used in conjunction with our OnDemand Express II and CentraFill products.

Medication Administration Systems

	Three Months Ended June 30,

	2009	2008

	(In Thousands, Except Percentages)

Net Sales	$27	$83
Operating Loss	$(316)	$(480)
Operating Margin	(1,170.4%)	(578.3%)

        Net sales in the first quarter decreased due to decreased sales of our MedLocker systems.

        Our operating loss for the three months ended June 30, 2009 decreased from the same period of the prior fiscal year because there were less overhead costs allocated to this segment due to lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended June 30, 2009, we had a net loss of $33,000 compared with net income of $374,000 during the same period of the prior fiscal year. Cash provided by operations decreased to $537,000 from $1.08 million during the three months ended June 30, 2009 and 2008, respectively, primarily due to lower net income in the three months ended June 30, 2009 compared to the same period in the prior fiscal year, as well as due to a decline in inventory balances during the prior fiscal year from the sale of nine OnDemand machines. We had working capital of $13.9 million at June 30, 2009 compared to $13.8 million at June 30, 2008.

        Investing activities used $656,000 during the three months ended June 30, 2009 compared with $1.2 million during the same period of the prior fiscal year. The decrease resulted primarily from a decrease in expenditures for manufacturing equipment used principally in our Consumables segment.

        Financing activities provided $457,000 during the three months ended June 30, 2009 compared with $0 used in the same period of the prior fiscal year. The change results primarily from higher net advances under the Credit Facility, which were used to fund working capital requirements.

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

        There was $8.7 million borrowed and an additional $3.3 million available under our Credit Facility at June 30, 2009.

        The Credit Facility contains financial covenants that, among other things, require us to maintain certain financial ratios. We were in compliance with all provisions of the loan agreements at June 30, 2009.

        We believe that the cash generated from operations during this fiscal year, and amounts available under the Credit Facility will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and our actual results are subject to the risk factors listed under Part II, “Item 1A. Risk Factors” of the Form 10-Q for the fiscal quarter ended June 30, 2009 and those listed under “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2009. Nevertheless, our management believes the following items involve a higher degree of complexity and judgment.

Revenue Recognition

        We recognize revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. We recognize revenue related to the sale of our OnDemand machines as prescribed in SOP 97-2, Software Revenue Recognition, because the software component of the OnDemand machine is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of (a) the OnDemand machine installed at a customer’s location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor-specific objective evidence (“VSOE”) of fair value of the deliverables outlined in (b) through (d) above has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) above has been determined using the residual method, which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b) through (d) above. The terms of the sale arrangement for an OnDemand machine are typically FOB shipping point, at which time title and risk of loss transfers to the customer; however, because the installation of the machine is essential to the functionality of the machine, the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, we recognize the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a 12-month period.

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

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist with this assessment. An additional reserve of one percent of inventory would require an increase in the inventory reserve accounts and would result in additional expense of approximately $95,000.

Self-Insurance Plan Reserve

        We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the three months ended June 30, 2009, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.6 million. Future claims may affect the reinsurance limits that may be available to us.

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

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, we determined that because effective controls regarding recording inventory transactions were not in place, the carrying value of our inventory could be misstated, and the related cost of goods sold could also be misstated, and therefore, a material weakness existed in our internal control over financial reporting and have disclosed this to the audit committee and to the independent registered public accountants.

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

Changes in Internal Control Over Financial Reporting

        There has not been any significant change in our internal control over financial reporting during the quarter ended June 30, 2009 other than those described above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

        None.

Item 1A.     Risk Factors

        You should carefully consider the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on June 22, 2009 in evaluating us and our business before making an investment decision. The specific risk factors set forth below have been updated to provide information as of March 31, 2009. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material, it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We face a number of risks associated with the proposed merger.

        On August 7, 2009, we entered into the Merger Agreement with Parent and Merger Sub. We are subject to certain risks as a result of the Merger Agreement, including the following:

•	There can be no assurance that our stockholders will approve the Merger Agreement or that all of the other closing conditions will be satisfied;

•	If the Merger is not completed, the share price of our common stock may decline, to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

•	We must pay certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors, even if the Merger is not completed;

•	We may be required to pay a termination fee of $1,174,200 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the Merger Agreement, up to a maximum of $750,000, if the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement;

•	Stockholder lawsuits may be filed against us in connection with the Merger Agreement;

•	Our management and employees' attention may be diverted from day-to-day operations which may disrupt our business;

•	Our stockholders will receive $5.75 per share of our common stock in cash, despite any possible favorable changes in the market value of our common stock;

•	Excellere Partners may be unable to obtain the necessary debt financing arrangements set forth in the commitment letter it received in connection with the Merger Agreement; and

•	If we are unable to complete the Merger the investment community could have a negative perception of us and our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.     Defaults Upon Senior Securities

         None.

Item 4.     Submission of Matters to a Vote of Security Holders

         None.

Item 5.     Other Information

         None.

Item 6.     Exhibits

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Amended and Restated Bylaws (4)
4.1	Specimen Stock Certificate (3)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)
(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: August 14, 2009	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

3.1	Certificate of Incorporation and Amendments thereto. (1)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Certificate of Amendment of Certificate of Incorporation. (3)
3.4	Amended and Restated Bylaws (4)
4.1	Specimen Stock Certificate (3)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)
(*)	Filed herein.
(1)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.
(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.
(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.
(4)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

CERTIFICATIONS

EXHIBIT 31.1

I, Todd E. Siegel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2009	By:	/s/ Todd E. Siegel

Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 31.2

I, Michael P. Conroy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTS Medication Technologies, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2009	By:	/s/ Michael P. Conroy

Michael P. Conroy
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Todd E. Siegel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2009

/s/ Todd E. Siegel
Todd E. Siegel
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of MTS Medication Technologies, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-Q”), I, Michael P. Conroy, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2009

/s/ Michael P. Conroy
Michael P. Conroy
Vice President and Chief Financial Officer