Form 10-Q
period 2009-09-30
MTS MEDICATION TECHNOLOGIES, INC /DE/
filed 2009-11-16
CIK 823560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31578

MTS Medication Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	59-2740462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2003 Gandy Boulevard North, St. Petersburg, Florida 33702

(Address of principal executive offices) (Zip Code)

727-576-6311

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

1. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $.01 par value per share	6,481,315

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

i.

Forward Looking Statement

References in this Form 10-Q to the “Company,” “MTS,” “we,” “our” or “us” means MTS Medication Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission (the “SEC”) or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for the sale of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events, any statement regarding the proposed merger of the Company with an affiliate of Excellere Partners, LLC, the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates,” “estimates,” “expects,” “intends,” “believes,” “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and Notes to Consolidated Financial Statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

ASSETS

	September 30, 2009	March 31, 2009
Current Assets:
Cash	$569	$493
Restricted Cash	10	79
Accounts Receivable, Net	8,394	8,567
Inventories, Net	8,549	10,001
Prepaids and Other	988	708
Deferred Tax Asset	603	393

Total Current Assets	19,113	20,241

Property and Equipment, Net	7,574	8,127
Goodwill	1,323	1,196
Other Intangible Assets, Net	565	531
Other Assets, Net	1,554	1,831

Total Assets	$30,129	$31,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$7,199	$6,170
Current Maturities of Long-Term Debt	0	19
Customer Deposits	264	1,330

Total Current Liabilities	7,463	7,519

Long-Term Debt, Less Current Maturities	6,446	8,196
Other Liabilities	1,161	1,211
Deferred Tax Liability, Net	654	612

Total Liabilities	15,724	17,538

Stockholders’ Equity:
Common Stock	65	65
Capital In Excess of Par Value	10,699	10,500
Accumulated Other Comprehensive Loss	(313)	(674)
Retained Earnings	4,282	4,825
Treasury Stock	(328)	(328)

Total Stockholders’ Equity	14,405	14,388

Total Liabilities and Stockholders’ Equity	$30,129	$31,926

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands; Except Earnings (Loss) Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$18,354	$20,702	$35,712	$40,068

Costs and Expenses:
Cost of Sales	12,004	14,041	23,239	27,374
Selling, General and Administrative	5,660	4,863	10,737	9,388
Depreciation and Amortization	824	792	1,611	1,587

Total Costs and Expenses	18,488	19,696	35,587	38,349

Operating (Loss) Profit	(134)	1,006	125	1,719

Interest Expense	88	138	177	264

(Loss) Income Before Taxes	(222)	868	(52)	1,455

Income Tax Expense	288	313	491	526

Net (Loss) Income	$(510)	$555	$(543)	$929

Net (Loss) Income Per Basic Common Share	$(0.08)	$0.09	$(0.08)	$0.14

Net (Loss) Income Per Diluted Common Share	$(0.08)	$0.08	$(0.08)	$0.14

Weighted Average Shares Outstanding - Basic	6,476	6,452	6,474	6,451

Weighted Average Shares Outstanding - Diluted	6,476	6,639	6,474	6,743

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

SIX MONTHS ENDED SEPTEMBER 30, 2009

(In Thousands; Except Shares)

(Unaudited)

	Common Stock $.01 Par Value		Capital In Excess	Accumulated Other				Total
	Shares	Amount	of Par Value	Comprehensive (Loss) Income	Retained Earnings	Treasury Shares	Treasury Stock	Stockholders’ Equity

Balance March 31, 2009	6,454,065	$65	$10,500	$(674)	$4,825	(60)	$(328)	$14,388
Exercise of Stock Options	8,500		13					13
Tax Benefit of Stock Option Exercises			5					5
Share-Based Compensation	19,000		181					181
Comprehensive Loss:
Net Loss					(543)			(543)
Interest Rate Swaps, Net of Tax of $18				28				28
Foreign Currency Translation Adjustment				333				333

Total Comprehensive Loss								(182)

Balance September 30, 2009	6,481,565	$65	$10,699	$(313)	$4,282	(60)	$(328)	$14,405

The accompanying notes are an integral part of this financial statement.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Operating Activities
Net (Loss) Income	$(543)	$929
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,619	1,569
Write-off of Deferred Financing Costs	—	64
Tax Benefit of Stock Options Exercised	(5)	(37)
Deferred Income Taxes	(214)	12
Loss on Disposal of Equipment	5	10
Share-Based Compensation	181	162
Changes in Operating Assets and Liabilities:
Restricted Cash	69	158
Accounts Receivable	307	(700)
Inventories	1,655	964
Prepaids and Other	(383)	931
Accounts Payable and Accrued Liabilities	1,065	(364)
Customer Deposits	(943)	(1,735)

Total Adjustments	3,356	1,034

Net Cash Provided by Operating Activities	2,813	1,963

Investing Activities
Expended for Property and Equipment	(713)	(1,975)
Proceeds from Sales of Property and Equipment	11	—
Expended for Product Development	—	(141)
Expended for Additional Consideration of Business Acquisition	(304)	—
Expended for Patents and Other Assets	(25)	(2)

Net Cash Used in Investing Activities	(1,031)	(2,118)

Financing Activities
Payments on Notes Payable and Term Loans	(22)	(41)
Payments on Related Party Note Payable	—	(106)
Pay Downs on Revolving Line of Credit	(13,904)	(11,413)
Advances on Revolving Line of Credit	12,154	11,090
Tax Benefit of Stock Options Exercised	5	37
Proceeds from Exercise of Stock Options	13	9

Net Cash Used in Financing Activities	(1,754)	(424)

Effect of Exchange Rate Changes on Cash	48	252

Net Increase (Decrease) in Cash	76	(327)
Cash at Beginning of Period	493	662

Cash at End of Period	$569	$335

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$86	$229
Cash Paid for Taxes	389	47
Non-Cash Activities:
Reclassified machine rentals from Inventory to Equipment	—	177

The accompanying notes are an integral part of these financial statements.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009

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

MTSP primarily manufactures and sells consumable medication punch cards, packaging equipment and ancillary products throughout the United States (the “U.S.”), Canada and Europe. Its customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTSP manufactures its proprietary consumable punch cards and most of its packaging equipment in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication punch cards. In addition, MTSP utilizes the services of outside contract manufacturers for some of its packaging equipment. The consumable medication punch cards and packaging equipment are designed to provide a cost-effective method for pharmacies to dispense medications. MTSP’s medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTSP primarily in the United Kingdom (the “UK”) and manufactures and sells prescription bags and labels in the UK. MTS GmbH distributes products for MTSP in Germany. The Company currently serves more than 4,500 institutional pharmacies in the long-term care and correctional markets, both domestically and internationally.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for future quarters in the fiscal year ending March 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 2 – INVENTORIES

The components of inventory consist of the following:

	September 30, 2009	March 31, 2009
	(In Thousands)

Raw Materials	$3,845	$4,328
Work in Process	790	1,282
Finished Goods	4,407	5,003
Less: Inventory Valuation Allowance	(493)	(612)

	$8,549	$10,001

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the “treasury stock” method.

The following table sets forth the computation of net (loss) income per basic and diluted common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands; Except Per Share Amounts)

Numerator:
Net (Loss) Income	$(510)	$555	$(543)	$929
Denominator:
Weighted Average Shares Outstanding - Basic	6,476	6,452	6,474	6,451
Add: Effect of Dilutive Warrants and Options	—	187	—	292

Weighted Average Shares Outstanding - Diluted	6,476	6,639	6,474	6,743

(Loss) Income Per Common Share – Basic	$(0.08)	$0.09	$(0.08)	$0.14

(Loss) Income Per Common Share – Diluted	$(0.08)	$0.08	$(0.08)	$0.14

The effect of 825,996 and 825,996 and 525,496 and 6,000 options were not included in the calculation of net income per diluted common share for the three and six months ended September 30, 2009 and 2008, respectively, as the effect would have been anti-dilutive.

NOTE 4 – SHARE-BASED COMPENSATION

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and restricted stock under its Stock Incentive Plan (the “Stock Plan”). Share-based compensation is recognized based on the fair value of the awards at the date of grant. Compensation expense is recognized over the requisite service period on a straight-line basis. As of September 30, 2009, options to purchase 825,996 shares were outstanding in the aggregate under the Stock Plan and the Company’s previous stock incentive plan, and there were 312,754 options available for issuance under the Stock Plan.

Restricted Stock Awards - The Company grants restricted stock to certain executive employees in exchange for services performed, which is based on the terms of their respective employment agreements. The restricted shares issued are valued based on the value of the Company’s common stock on the date of grant. During the three and six months ended September 30, 2009, the Company issued 0 and 5,000 and 0 and 14,000 shares of restricted common stock to its Chief Operating Officer and European Managing Director, respectively, as additional compensation under their employment agreements. The Company recorded share-based compensation expense in the amount of approximately $0 and $67,450 during the three and six months ended September 30, 2009 based on the fair value of the shares at the date of grant. During the three and six months ended September 30, 2008, the Company issued 0 and 5,000 shares of restricted stock to its Chief Operating Officer as additional compensation under his employment agreement. The Company recorded share-based compensation expense in the amount of $0 and $57,000 during the three and six months ended September 30, 2008, based on the fair value of the shares at the date of grant.

Stock Options - The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Options generally vest over three- to five-year periods. Awards generally expire 10 years after the date of grant. The Company issues new shares upon the exercise of stock options. No options were granted during the three and six months ended September 30, 2009 and 2008.

As of September 30, 2009, the Company has unrecognized compensation cost of approximately $330,000 expected to be recognized over the next two years for stock option awards.

A summary of the changes in stock options outstanding during the six months ended September 30, 2009 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price Per Share

Outstanding at March 31, 2009	835,496	$1.45 - $13.70	$5.24
Options Exercised	(8,500)	$1.50 - $2.20	$1.58
Options Expired	(1,000)	$2.00	$2.00

Outstanding at September 30, 2009	825,996	$1.45 - $13.70	$5.28

Outstanding Options

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.45 - $2.30	223,500	1.4	$1.54
$2.50 - $4.47	79,500	4.2	$3.82
$5.60 - $13.70	522,996	7.3	$7.10

	825,996

Exercisable Options

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.45 - $2.30	223,500	1.4	$1.54
$2.50 - $4.47	69,500	3.5	$3.79
$5.60 - $13.70	356,512	6.7	$6.72

	649,512

The options outstanding at September 30, 2009 expire on various dates through November 2018.

At September 30, 2009, exercisable options had intrinsic values of approximately $710,000.

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	Amortization Period (Years)	September 30, 2009	March 31, 2009
		(In Thousands)

Product Development	3	$1,273	$4,366
Less: Accumulated Amortization		(251)	(3,098)

		$1,022	$1,268

Patents	5 - 17	$1,772	$1,747
Less: Accumulated Amortization		(1,281)	(1,263)

		$491	$484

Financing Costs	3 - 5	$42	$102
Less: Accumulated Amortization		(35)	(67)

		$7	$35

Other		$34	$44

Total Other Assets, Net		$1,554	$1,831

All of the Company’s other assets are pledged as collateral on bank notes under the Credit Facility.

Approximately $3.0 million in product development costs that have become fully amortized were removed during the six months ended September 30, 2009.

NOTE 6 – LONG-TERM DEBT

	September 30, 2009	March 31, 2009
	(In Thousands)

Reducing revolving line of credit due in November 2010 with interest payable monthly at 4.7% on September 30, 2009	$6,446	$8,196

Capital leases repaid in fiscal year 2010 at interest rates ranging from 6.29% to 9.5%.	—	19

Total Long-Term Debt	6,446	8,215

Less Current Portion	—	(19)

Long-Term Debt Due After One Year	$6,446	$8,196

The Company has a reducing revolving credit facility (the “Credit Facility”) with a maximum borrowing limit of up to $11.7 million at September 30, 2009. Availability under the Credit Facility is permanently reduced by $335,000 each January 31, April 30, July 31 and October 31 through maturity in 2010.

The Credit Facility contains provisions that require the Company to maintain certain financial ratios such as, “Debt Service Coverage”, “Funded Debt to EBITDA” and “Total Liabilities to Tangible Net Worth”. The Company was in compliance with all covenants as of September 30, 2009.

The Credit Facility is collateralized by a first security interest in all of the assets of the Company and a pledge of 100% of the shares of its domestic wholly-owned subsidiaries, and 65% of its foreign wholly-owned subsidiaries. There was approximately $6.4 million borrowed and an additional $5.3 million available under the Credit Facility at September 30, 2009.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new guidance on business combinations. The new guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance on April 1, 2009. The adoption of the new guidance had no material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued new guidance on fair value measurements. The new guidance applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The Company adopted the new guidance on April 1, 2009. The adoption of the new guidance had no material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance requires enhanced disclosures about an entity’s derivative instruments and hedging activities to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the new guidance on April 1, 2009 and included the additional disclosures in Note 10, Derivative Instruments, which are provided on a prospective basis.

In May 2009, the FASB issued new guidance on subsequent events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company evaluated all subsequent events through November 14, 2009.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable-interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple-element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of these amendments on its consolidated financial position and results of operations.

NOTE 8 – SEGMENT INFORMATION

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

Below are sales and operating income (loss) by segment for the three and six months ended September 30, 2009 and 2008 and a reconciliation of segment operating income (loss) to earnings (loss) before income taxes. Operating income (loss) is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Net Sales
Consumables	$15,166	$13,738	$28,587	$26,831
Packaging Automation	3,023	6,897	6,934	13,087
Medication Administration Systems	165	67	191	150

Net Sales	$18,354	$20,702	$35,712	$40,068

Operating Profit (Loss) and Profit Margins
Consumables	$2,894	$1,767	$5,282	$3,382
	19.1%	12.9%	18.5%	12.6%

Packaging Automation	(1,470)	(156)	(2,641)	(402)
	(48.6)%	(2.3)%	(38.0)%	(3.1)%

Medication Administration Systems	(485)	(426)	(801)	(906)
	(293.9)%	(635.8)%	(417.2)%	(604.0)%

Corporate Expenses Not Allocated to Other Segments	(1,073)	(179)	(1,715)	(355)

Operating (Loss) Profit	$(134)	$1,006	$125	$1,719
Operating Margin	(0.7)%	4.9%	0.4%	4.3%

Deductions from Operating Profit Interest Expense	88	138	177	264

(Loss) Income Before Taxes	$(222)	$868	$(52)	$1,455

Geographic Information

Net sales and operating (loss) profit and margins classified by the major geographic areas in which the Company operates were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Net Sales
U.S.	$15,226	$17,921	$29,982	$34,504
Non-U.S.	3,128	2,781	5,730	5,564

Total Net Sales	$18,354	$20,702	$35,712	$40,068

Operating (Loss) Profit and Operating Margins
U.S.	$(259)	$944	$(405)	$1,338
Non-U.S.	125	62	530	381

Total Operating (Loss) Income	$(134)	$1,006	$125	$1,719

Total Operating Margin	(1.0)%	4.9%	0.4%	4.3%

Total assets classified by major geographic areas in which the Company operates were as follows:

	As of September 30, 2009	As of March 31, 2009
	(In Thousands)
U.S.	$25,203	$26,341
Non-U.S.	4,926	5,585

	$30,129	$31,926

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of the Company’s financial instruments that were accounted for at fair value as of September 30, 2009.

	September 30, 2009
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Interest Rate Swaps	$(190)	—	$(190)	—

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

Non-financial Items Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company performed impairment analyses in the fourth quarter of fiscal year 2009. Based on the results of impairments tests, the Company determined no impairment of goodwill, intangible assets, or property, plant and equipment existed.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Company uses derivative instruments in the form of interest rate swaps to manage risks related to interest rates. The interest rate swaps qualify for hedge accounting treatment according to the FASB guidance for accounting for derivative instruments and hedging activities.

The Company has two interest rate swap agreements for notional amounts of $2 million and $5 million, respectively. These swap agreements were entered into in order to fix variable interest rates on the revolving long-term debt at an average rate of 4.7% and mature in March 2010 and March 2011, respectively. The swap agreements were designated as cash flow hedges upon meeting the criteria for effectiveness and are recorded at fair value in the consolidated balance sheets, and the Company calculates the effectiveness of the hedge on a quarterly basis. There was no ineffectiveness during the three and six months ending September 30, 2009. The related gains or losses are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Fair Values of Derivative Instruments

	September 30, 2009
	Balance Sheet Location	Fair Value
	(In Thousands)
Assets

Derivatives Designated as Hedging Instruments
None	N/A	$—

Derivatives Not Designed as Hedging Instruments
None	N/A	—

Liabilities
Derivatives Designated as Hedging Instruments
Interest Rate Contracts	Other Liabilities	$(190)

Derivatives Not Designated as Hedging Instruments
None	N/A

Total Derivatives		$(190)

The following table summarizes the fair value of the interest rate contracts on the Consolidated Statement of Financial Position for the three and six months ended September 30, 2009.

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedge Relationships	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009	Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009
	(In Thousands)

Interest Rate Contracts	$4	$28	N/A	N/A	N/A

NOTE 11 – AGREEMENT AND PLAN OF MERGER

On August 7, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedPak Holdings, Inc., a Delaware corporation (“Parent”), and MedPak Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent is an affiliate of Excellere Partners, LLC, a Denver, Colorado based private equity firm (“Excellere Partners”).

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

Completion of the Merger is subject to customary closing conditions including (i) approval by the Company’s stockholders and (ii) no material adverse effect on the Company’s business or results of operations. The parties currently expect that the Merger will be completed in December 2009.

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

If (i) the Merger Agreement is terminated (a) by Parent or the Company because the effective time of the Merger has not occurred by December 31, 2009 or within the financing cure period, if applicable, or (b) because stockholder approval was not obtained at the special meeting following a takeover proposal that was made known to the Company prior to the date the Merger Agreement was terminated, including a takeover proposal that was made directly to the Company’s stockholders generally or a takeover proposal that was publicly announced (a “Known Takeover Proposal”); and (ii) (a) the Company enters into a definitive agreement with respect to, or consummates, a transaction contemplated by any takeover proposal within six months after the date the Merger Agreement is terminated, or (b) with respect to any Known Takeover Proposal, the Company enters into a definitive agreement within 12 months after the date the Merger Agreement is terminated, then the Company must pay the Termination Fee and the Expense Payment to Parent.

In addition, if Parent terminates the Merger Agreement because: (i) (a) the Merger has not occurred by December 31, 2009 or within the financing cure period, if applicable, or (b) the Company fails to obtain stockholder approval, in either case unless Parent is required to pay the Company a termination fee or unless a Payment Exception (as defined below) has occurred; (ii) the Company commits a Breach that is not willful; (iii) any events or changes occurred that, individually or in the aggregate, have had or could reasonably be expected to have a material adverse effect on the Company; or (iv) the voting agreement entered into among Parent and certain of the Company’s stockholders in connection with the Merger is not valid, binding and enforceable in accordance with its terms against the parties thereto, then the Company will pay the Expense Payment, but not the Termination Fee, to Parent.

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

Two lawsuits were filed in connection with the Merger. The first case was filed against MTS, each of MTS’s directors, Parent and Merger Sub as a purported class action on behalf of the public stockholders of MTS in the Circuit Court of Pinellas County, Florida on August 13, 2009 and was subsequently amended on September 21, 2009. The second case was filed against MTS, each of MTS’s directors, Parent, Merger Sub, and Excellere Partners as a purported class action on behalf of the public stockholders of MTS in the Circuit Court of Pinellas County, Florida on September 23, 2009. On October 15, 2009, the complaints were consolidated into a single action. The operative complaint alleges, among other things, that the directors of MTS breached their fiduciary duties of loyalty, good faith and independence and breached their duties of truthfulness, candor and trust in connection with the proposed transaction by failing to disclose all material information, engaging in a defective sales process, failing to maximize stockholder value, approving a transaction that purportedly benefits the defendants at the expense of MTS’s public stockholders, and allegedly violating duties of disclosure in connection with its preliminary proxy statement, which was originally filed with the SEC on September 9, 2009 and amended on October 7, 2009 and October 29, 2009. Among other things, the complaint seeks to enjoin MTS, its directors, Parent and Merger Sub from proceeding with or consummating the Merger. Parent, Merger Sub and MTS are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. No preliminary injunction hearing date has been set. Based on the facts known to date, and the allegations in the operative complaint, we believe that the claims asserted in the consolidated action are without merit, and we intend to vigorously defend against them. There can be no assurance that additional lawsuits pertaining to the Merger will not be filed or that defendants will successfully oppose the entry of an injunction.

NOTE 12 – INCOME TAXES

The Company recently concluded an examination of its fiscal year 2008 federal income tax return by the Internal Revenue Service. The examination resulted in an adjustment of approximately $600,000 in taxable income and approximately $200,000 of additional taxes due. The adjustment related to certain product costs that the Company was required to capitalize as part of its inventory valuation. As a result, the adjustment represents a timing difference between net income for financial reporting purposes and taxable income, and therefore, will be recorded as a deferred tax asset.

During the three and six months ended September 30, 2009, the Company incurred approximately $914,000 and $1.3 million, respectively, in costs associated with the Merger Agreement. These costs are not tax deductible and as a result, the Company’s effective tax rate for the three months ended September 30, 2009 was (129.7%) compared to 36.1% for the same period of the prior fiscal year. The Company’s effective tax rate for the six months ended September 30, 2009 was (944.2%) compared to 36.2% for the same period of the prior fiscal year.

MTS MEDICATION TECHNOLOGIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company experienced a decline in net sales during the six months ended September 30, 2009 compared with the same period of the prior fiscal year. This decline results primarily from the fact that in the six months ended September 30, 2008, the Company recognized revenue for sixteen OnDemand machines that were sold to our largest customer. The Company sold one OnDemand machine to this customer during the six months ended September 30, 2009.

Net sales in our Consumables segment grew approximately 7.9% in the U.S. long-term care market during the six months ended September 30, 2009. Net sales of consumables in Europe grew approximately 2.5% during the six months ended September 30, 2009 due to increased sales to existing and new customers.

The operating loss for our Packaging Automation segment increased during the six months ended September 30, 2009 over the same period of the prior fiscal year primarily due to the fact that in the prior fiscal year we had higher revenue and gross profit in this segment related to a contract for OnDemand machines with our largest customer. In addition, during the six months ended September 30, 2009, we incurred higher research and development costs related to enhancements to products sold within this segment.

Revenue in our Medication Administration Systems segment is comprised solely of sales of MedLocker® and service and support of existing MedLocker installations. The operations of this segment have resulted in an operating loss of approximately $801,000 during the six months ended September 30, 2009.

The Company had a net operating loss during the six months ended September 30, 2009 compared to a net operating profit during the same period of the prior fiscal year primarily due to the following factors:

1.	Increased costs associated with that certain Agreement and Plan of Merger dated August 7, 2009 (the “Merger Agreement”) among the Company, MedPak Holdings, Inc. (“Parent”) and MedPak Merger Sub, Inc. (“Merger Sub”), pursuant to which and the Company will become a direct wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Excellere Partners, LLC, a Denver, Colorado based private equity firm (“Excellere Partners”).

2.	Increased research and development costs associated with improvements to OnDemand technologies.

3.	Increased overhead costs associated with the Consumables and Packaging Automation segments.

We use many metrics to evaluate and monitor our business, including the following:

1.	revenue growth, gross profit margins, operating income and net income by segment and by geographic area;

2.	inventory turnover;

3.	account receivable collection days;

4.	consolidated net income and operating cash flow; and

5.	investing activities.

Each of these key metrics is more fully discussed in this “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

On August 7, 2009, we entered into the Merger Agreement, which contemplates that all outstanding shares of our common stock, other than those held by us, Parent, Merger Sub, those stockholders who properly exercise appraisal rights, and certain of our directors and officers, who will contribute a portion of their shares of our common stock to Parent for a combination of preferred stock and voting common stock of Parent, will be purchased for $5.75 per share. The Merger Agreement is subject to stockholder approval at a special meeting that will be convened for that purpose and certain other conditions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Net sales for the three months ended September 30, 2009 decreased 11.3% to $18.4 million compared with $20.7 million during the same period of the prior fiscal year. This decrease is primarily attributable to a decrease in sales of OnDemand machines in the current year. During the three months ended September 30, 2009, the Company sold three OnDemand machines at prices totaling $1.3 million, compared to nine machines at prices totaling $5.1 million during the same period in the prior fiscal year. This decrease in sales was partially offset by an 10.4% increase in consumables sales.

Cost of sales for the three months ended September 30, 2009 was $12.0 million compared with $14.0 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased to 65.4% from 67.8% during the same period of the prior fiscal year primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables, was lower during the current fiscal year.

Selling, general and administration expenses for the three months ended September 30, 2009 increased 16.4% to $5.7 million from $4.9 million during the prior fiscal year primarily due to approximately $900,000 in costs associated with the Merger.

Depreciation and amortization expense for the three months ended September 30, 2009 increased 4.0% to $824,000 from $792,000 during the same period of the prior fiscal year. The increase resulted primarily from increased depreciation expense related to recent capital expenditures, as well as amortization expense associated with capitalized product development costs.

Interest expense for the three months ended September 30, 2009 decreased 36.2% to $88,000 from $138,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in long-term debt and lower interest rates.

Income tax expense decreased 8.0% to $288,000 during the three months ended September 30, 2009 compared with $313,000 during the same period of the prior fiscal year. The decrease results from the fact that we incurred a net loss in this fiscal year although certain costs related to the Merger Agreement are not deductible for tax purposes.

Segments

We evaluate our business under three segments: (a) Consumables; (b) Packaging Automation; and (c) Medication Administration Systems. The Consumables segment primarily consists of the manufacturing of punch cards and blisters and other consumable medication packaging. The Packaging Automation segment consists of products that provide our customers with the ability to package medication into our consumable products in an efficient manner. This type of automation allows the packaging of medication in either a pre-pack or an on-demand manner, which means that our pharmacy customers can elect to package medications for inventory awaiting an order from their long-term care customers or wait until the long-term care customers require the medication and package it at that time. The Medication Administration Systems segment consists of automation products designed to provide our customers with a system to administer medication to residents at long-term care facilities. We currently sell one product, MedLocker. These segments represent the manner in which we manage our operations.

Segment Results of Operations

Operating profit (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to earnings before income taxes in Note 8 to the Consolidated Financial Statements included in the report.

Consumables

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$15,166	$13,738
Operating Profit	$2,894	$1,767
Operating Margin	19.1%	12.9%

Net sales in the second quarter increased approximately $1.4 million, or 10.4%, primarily due to growth in sales to the U.S. long-term care market of approximately 11.9% and growth in the European domiciliary and retail markets of approximately 4.9%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities. The European growth is primarily the result of increased penetration of our products into that market.

Operating margins increased in the second quarter primarily due to (a) decreases in raw material costs primarily related to a change in materials utilized to manufacture blisters; (b) lower freight costs; and (c) decreased labor costs resulting from manufacturing efficiencies.

Packaging Automation

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$3,023	$6,897
Operating Loss	$(1,470)	$(156)
Operating Margin	(48.6)%	(2.3)%

Net sales in the three months ended September 30, 2009 decreased $3.9 million or 56.2% from the same period in the prior fiscal year due to a decline in OnDemand sales. During the three months ended September 30, 2009, the Company recorded $1.3 million in revenue associated with three OnDemand machines compared to $5.1 million in revenue on the sale of nine OnDemand machines during the same period the prior fiscal year.

Our operating margin during the three months ended September 30, 2009 decreased from the same period in the prior fiscal year due to a decrease in sales of OnDemand machines.

Medication Administration Systems

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$165	$67
Operating Loss	$(485)	$(426)
Operating Margin	(293.9)%	(635.8)%

Net sales increased during the three months ended September 30, 2009 due to increased sales of MedLocker systems.

Our operating loss during the second quarter was higher than the prior fiscal year because we have added personnel to carry out a pilot trial of our MedTimes product and increased research and development expenditures.

Consolidated operating income represents operating income (loss) for the Consumables, Packaging Automation and Medication Administration segments less share-based compensation expense and other corporate expenses.

Six Months Ended September 30, 2009 and 2008

Net sales for the six months ended September 30, 2009 decreased 10.9% to $35.7 million compared with $40.1 million during the same period of the prior fiscal year. This decrease is primarily attributable to a decrease in net sales for OnDemand machines.

Cost of sales for the six months ended September 30, 2009 was $23.2 million compared with $27.4 million during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased to 65.1% from 68.3% during the same period of the prior fiscal year. Cost of sales as a percentage of sales decreased primarily because the proportion of revenue associated with OnDemand machines, which have a higher cost of sales percentage than consumables, was lower during the current fiscal year.

Selling, general and administration expenses for the six months ended September 30, 2009 increased 14.4% to $10.7 million from $9.4 million for the prior fiscal year primarily due to approximately $1.3 million in costs associated with the Merger.

Depreciation and amortization expense was $1.6 million for the six months ended September 30, 2009 and for the same period of the prior fiscal year.

Interest expense for the six months ended September 30, 2009 decreased 33.0% to $177,000 from $264,000 during the same period of the prior fiscal year. The decrease results primarily from a decrease in long-term debt and lower interest rates.

Income tax expense decreased 6.7% to $491,000 during the six months ended September 30, 2009 compared with $526,000 during the same period of the prior fiscal year. We incurred a loss this fiscal year although certain costs related to the Merger are not tax deductible for tax purposes.

Segment Results of Operations

Operating profit (loss), as presented below is net sales less cost of sales and other operating expenses that are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating income is reconciled to earnings before income taxes in Note 8 to the Consolidated Financial Statements included in this report.

Consumables

	Six Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$28,587	$26,831
Operating Profit	$5,282	$3,382
Operating Margin	18.5%	12.6%

Net sales during the six months ended September 30, 2009 increased approximately $1.8 million, or 6.5%, primarily due to growth in sales to the U.S. long-term care market of approximately 7.9%. The growth in the U.S. is primarily attributable to the increase in medications dispensed in long-term care facilities.

Operating margins increased during the six months ended September 30, 2009 primarily due to (a) lower freight costs that resulted from lower fuel surcharges; (b) decreases in raw material costs primarily related to materials utilized to manufacture blisters; and (c) decreased labor costs resulting from manufacturing efficiencies.

Packaging Automation

	Six Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$6,934	$13,087
Operating Loss	$(2,641)	$(402)
Operating Margin	(38.0)%	(3.1)%

Net sales during the six months ended September 30, 2009 decreased $6.2 million, or 47.0%. During the six months ended September 30, 2009, the Company sold six OnDemand machines compared to sixteen machines during the same period of the prior fiscal year. The decrease in sales is the result of an agreement with our largest customer for the sale of twenty-four OnDemand machines during our fiscal 2009 year.

Our operating loss during the six months ended September 30, 2009 was higher than the prior year due to the decrease in net sales.

Medication Administration Systems

	Six Months Ended September 30,
	2009	2008
	(In Thousands)

Net Sales	$191	$150
Operating Loss	$(801)	$(906)
Operating Margin	(417.2)%	(604.0)%

Net sales during the six months ended September 30, 2009 increased due to increased sales of our MedLocker systems.

Our operating loss during the six months ended September 30, 2009 was lower than the prior year because of higher sales.

Consolidated operating income represents operating income (loss) for the Consumables, Packaging Automation and Medication Administration segments less share-based compensation expense and other corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 30, 2009, we had a net loss of $543,000 compared with net income of $929,000 during the same period of the prior fiscal year. Cash provided by operations increased to $2.8 million from $2.0 million during the six months ended September 30, 2009 and 2008, respectively, primarily due to decreases in inventory and decreases in accounts receivable collection days. We had working capital of $11.4 million at September 30, 2009 compared to $12.7 million at March 31, 2009 and $13.7 million at September 30, 2008. Our working capital has continued to decrease as our inventory for OnDemand machines has declined. As accounts receivable related to OnDemand sales have been collected, we have used the cash proceeds to pay down our long-term debt.

Investing activities used $1.0 million during the six months ended September 30, 2009 compared with $2.1 million during the same period of the prior fiscal year. The decrease resulted primarily from a decrease in expenditures for manufacturing equipment used principally in our Consumables segment.

Financing activities used $1.8 million during the six months ended September 30, 2009 compared with $424,000 in the same period of the prior fiscal year. The change results primarily from the fact that our increased operating cash flow was used to reduce our revolving line of credit.

Our short-term and long-term liquidity is primarily dependent on our ability to generate cash flow from operations. Increases in net sales may result in corresponding increases in accounts receivable. Cash flow from operations and borrowing availability under the Credit Facility is anticipated to support an increase in accounts receivable and inventory.

We have new research and development projects underway, in our Packaging Automation and Medication Administration segments, which are expected to be funded by cash flow from operations. These projects are monitored on a regular basis to attempt to ensure that the anticipated costs associated with them do not exceed our ability to fund them from cash flow from operations and other sources of capital.

There was $6.4 million borrowed and an additional $5.3 million available under our Credit Facility at September 30, 2009.

The Credit Facility contains financial covenants that, among other things, require us to maintain certain financial ratios. We were in compliance with all provisions of the loan agreements at September 30, 2009.

We believe that the cash generated from operations during this fiscal year, and amounts available under the Credit Facility will be sufficient to meet our capital expenditures, product development, working capital needs and the principal payments required by our term loan agreements for at least the next 12 months.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenue and expenses for the respective period ended for such statements. The determination of estimates requires the use of judgment since future events and their effect on our operations cannot be determined with absolute certainty. Actual results typically differ from these estimates in some fashion, and at times, these variances may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and our actual results are subject to the risk factors listed under Part II, “Item 1A. Risk Factors” of this Form 10-Q for the second quarter ended September 30, 2009 and those listed under “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2009. Nevertheless, our management believes the following items involve a higher degree of complexity and judgment.

Revenue Recognition

We recognize revenue on the sale of machines, other than OnDemand machines, and all consumables when title and risk of loss to the products shipped has transferred to the customer. We recognize revenue related to the sale of our OnDemand machines according to the Financial Accounting Standards Board (the “FASB”) guidance for Software Revenue Recognition because the software component of the OnDemand machines is significant and not incidental to the value and functionality of the machine. In addition, the sale of an OnDemand machine represents an arrangement that encompasses multiple deliverables and therefore each deliverable represents a separate unit of accounting. The separate deliverables are comprised of: (a) the OnDemand machine installed at a customer’s location; (b) the user training; (c) certain component parts that are sold separately, principally cassettes that hold medications; and (d) maintenance. These separate deliverables are incidental to the functionality of the machine. The vendor-specific objective evidence of fair value of the deliverables outlined in (b) through (d) above has been determined based upon the value of these deliverables if they were sold separately. The fair value of the deliverable outlined in (a) above has been determined using the residual method, which equals the total selling price of the OnDemand machine, including installation, training and cassettes, less the aggregate fair value of (b) through (d) above. The terms of the sale arrangement for an OnDemand machine are typically FOB shipping point, at which time title and risk of loss transfer to the customer; however, because the installation of the machine is essential to the functionality of the machine, the recognition of any of the revenue associated with the machine is deferred until the machine is installed. For those cassettes that are provided to the customer after the OnDemand machine is installed, the revenue associated with those cassettes is recognized upon their delivery. When the training is performed, we recognize the revenue associated with the training. Revenue associated with annual maintenance contracts is recognized in equal amounts over a 12-month period.

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

Accounts Receivable

Trade accounts receivable are recorded based upon the invoiced amount, are generally not interest bearing and are considered past due when full payment is not received by the specified credit terms. We do not typically require collateral when granting credit; however, customer credit worthiness is reviewed prior to granting credit. We normally estimate the uncollectibility of our accounts receivable when evaluating the adequacy of the reserve for uncollectible accounts. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms. We review the status of our accounts monthly, including assessing the customers’ ability to pay. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. An additional reserve of one percent of accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $84,000.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The elements of costs included in the valuation of inventory are the direct costs associated with materials purchased, direct labor expended to manufacture the inventory and an allocation of general overhead expenses incurred to operate the manufacturing facilities. The allowance for inventory obsolescence and slow-moving inventory is reviewed on a regular basis. We review various information related to the age and turnover of specific inventory items to assist with this assessment. An additional reserve of one percent of inventory would require an increase in the inventory reserve accounts and would result in additional expense of approximately $85,000.

Self-Insurance Plan Reserve

We have a medical health benefit self-insurance plan, which covers substantially all of our employees. During the six months ended September 30, 2009, we were reinsured for claims that exceed $100,000 per participant and an annual maximum aggregate limit of approximately $1.6 million. Future claims may affect the reinsurance limits that may be available to us.

Income Taxes

Income taxes are provided for according to the FASB guidance on Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers anticipated future taxable income, the reversal of taxable temporary differences, and tax planning strategies in making the determination. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We also report interest and penalties related to uncertain income tax positions as income taxes.

Goodwill and Other Intangible Assets

We follow the FASB guidance for Goodwill and Other Intangible Assets, and accordingly do not amortize goodwill, but we annually review it for impairment. We test goodwill for impairment at least annually and whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit. Testing goodwill for impairment requires us to determine the amount of goodwill associated with reporting units, estimate fair values of those reporting units and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets and estimates of the weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Based on these tests, goodwill was not impaired in 2009 or 2008.

Other intangible assets acquired in acquisitions are amortized on a straight-line basis over a period ranging from seven to fifteen years, representing the estimated useful lives of the assets. Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weakness described below, based on a number of factors including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, our management has concluded that the Consolidated Financial Statements fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, we determined that because effective controls regarding recording inventory transactions were not in place, the carrying value of our inventory could be misstated, and the related cost of goods sold could also be misstated, and therefore, a material weakness existed in our internal control over financial reporting. We have disclosed this information to our audit committee and to our independent registered public accountants.

Plan for Remediation of Material Weakness

We have realigned the responsibilities for overseeing the personnel who record inventory transactions. These individuals are being supervised by personnel in the accounting department. In addition, new policies and procedures have been instituted and cycle counts of individual inventory items will be made on a regular basis.

Changes in Internal Control Over Financial Reporting

There has not been any significant change in our internal control over financial reporting during the quarter ended September 30, 2009 other than those described above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Two lawsuits were filed in connection with the Merger. The first case, captioned Orlando Klass, individually and on behalf of all others similarly situated, Plaintiff against Todd Siegel, John Stanton, David Kazarian, Allen Braswell, Irv Cohen, Chet Borgida, Edgardo Mercadante, MTS Medication Technologies, Inc., MedPak Holdings, Inc. and MedPak Merger Sub, Inc. (Case No. 09014364CI-013), was filed against MTS, each of MTS’s directors, Parent and Merger Sub as a purported class action on behalf of the public stockholders of MTS in the Circuit Court of Pinellas County, Florida on August 13, 2009 and was subsequently amended on September 21, 2009. The second case, captioned Lue Maggin, on behalf of herself and all others similarly situated, Plaintiff vs. Todd E. Siegel, Allen S. Braswell, Irv I. Cohen, David W. Kazarian, Chet Borgida, John Stanton and Edgardo A. Mercadante, Excellere Partners, LLC, MedPak Holdings, Inc., and MedPak Merger Sub, Inc. and MTS Medication Technologies, Inc. (Case No. 09016859CI013), was filed against MTS, each of MTS’s directors, Parent, Merger Sub, and Excellere Partners as a purported class action on behalf of the public stockholders of MTS in the Circuit Court of Pinellas County, Florida on September 23, 2009. On October 15, 2009, the complaints were consolidated into a single action styled In Re: MTS Medication Technologies, Inc. Shareholder Litigation, Consolidated Case No. 09014364CI-013 (the “consolidated action”). The operative complaint alleges, among other things, that the directors of MTS breached their fiduciary duties of loyalty, good faith and independence and breached their duties of truthfulness, candor and trust in connection with the proposed transaction by failing to disclose all material information, engaging in a defective sales process, failing to maximize stockholder value, approving a transaction that purportedly benefits the defendants at the expense of MTS’s public stockholders, and allegedly violating duties of disclosure in connection with its preliminary proxy statement, which was originally filed with the SEC on September 9, 2009 and amended on October 7, 2009 and October 29, 2009. Among other things, the complaint seeks to enjoin MTS, its directors, Parent and Merger Sub from proceeding with or consummating the Merger. Parent, Merger Sub and MTS are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. No preliminary injunction hearing date has been set. Based on the facts known to date, and the allegations in the operative complaint, we believe that the claims asserted in the consolidated action are without merit, and we intend to vigorously defend against them. There can be no assurance that additional lawsuits pertaining to the Merger will not be filed or that defendants will successfully oppose the entry of an injunction.

The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger.

Item 1A. Risk Factors

You should carefully consider the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on June 22, 2009 in evaluating us and our business. The specific risk factors set forth below have been updated to provide information as of September 30, 2009. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material, it could harm our business, financial condition and results of operations.

The changing United States healthcare environment may negatively impact our revenue and income.

Our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in Medicare funding affecting our healthcare provider customer base; consolidation of competitors, suppliers and customers; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future, for example, on November 7, 2009 the U.S. House of Representatives passed the Affordable Health Care for America Act. We cannot predict how the Affordable Health Care for America Act, or other healthcare reform legislation, would impact us. Certain potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our income.

We face a number of risks associated with the Merger.

On August 7, 2009, we entered into the Merger Agreement with Parent and Merger Sub. We are subject to certain risks as a result of the Merger, including the following:

•	there can be no assurance that our stockholders will approve the Merger Agreement or that all of the other closing conditions will be satisfied;

•

if the Merger is not completed, the share price of our common stock may decline, to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;

•	we must pay certain costs related to the Merger, including certain fees and/or expenses of our legal, accounting and financial advisors, even if the Merger is not completed;

•

we may be required to pay Parent a termination fee of $1,174,200 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the Merger Agreement, up to a maximum of $750,000, if the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement;

•	our management and employees’ attention may be diverted from day-to-day operations which may disrupt our business;

•	our stockholders will receive $5.75 in cash per share of our common stock, despite any possible favorable changes in the market value of our common stock;

•	Excellere Partners may be unable to obtain the necessary debt financing arrangements to consummate the Merger; and

•	if we are unable to complete the Merger, it could negatively impact the investment community’s perception of us and our business.

We are involved in stockholder litigation regarding the Merger.

Two purported class action lawsuits were filed against us in connection with the Merger, and were subsequently consolidated into a single action on October 15, 2009. Among other things, the complaints seeks to enjoin MTS, its directors, Parent and Merger Sub from proceeding with or consummating the Merger. We believe that the claims asserted in the consolidated action are without merit, and we intend to vigorously defend against them. There can be no assurance that additional lawsuits pertaining to the Merger will not be filed or that defendants will successfully oppose the entry of an injunction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

October 22, 2009 was the date established for MTS’s annual meeting of stockholders. Set fort below are the voting results from the proposals presented for a stockholder vote at that meeting.

1.	To elect seven members to MTS’s board of directors, each of whom will serve until the 2010 annual meeting of stockholders, and until their successors have been duly elected and qualified.

	Number of Shares
	For	Withheld

Todd E. Siegel	4,741,170	1,109,235
Allen S. Braswell	4,743,876	1,106,529
Irv I. Cohen	4,743,976	1,106,429
David W. Kazarian	4,735,204	1,115,201
John Stanton	4,736,304	1,114,101
Chet Borgida	4,743,836	1,106,569
Edgardo A. Mercadante	4,743,376	1,107,029

2.	To ratify the appointment of Grant Thornton LLP as MTS’s independent certified public accountants for the fiscal year ending March 31, 2010.

For	Against	Abstain
5,514,649	314,269	21,487

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index	Description

2.1	Agreement and Plan of Merger, dated August 7, 2009, by and among MTS Medication Technologies, Inc., MedPak Holdings, Inc. and MedPak Merger Sub, Inc. (1)

3.1	Certificate of Incorporation and Amendments thereto. (2)

3.2	Certificate of Amendment of Certificate of Incorporation. (3)

3.3	Certificate of Amendment of Certificate of Incorporation. (4)

3.4	Amended and Restated Bylaws (5)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(1)	Incorporated herein by reference to Form 8-K filed August 10, 2009.

(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.

(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.

(4)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.

(5)	Incorporated herein by reference to Form 8-K filed June 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTS MEDICATION TECHNOLOGIES, INC.

Date: November 16, 2009	By:	/s/ TODD E. SIEGEL
Todd E. Siegel
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ MICHAEL P. CONROY
Michael P. Conroy
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Index	Description

2.1	Agreement and Plan of Merger, dated August 7, 2009, by and among MTS Medication Technologies, Inc., MedPak Holdings, Inc. and MedPak Merger Sub, Inc. (1)

3.1	Certificate of Incorporation and Amendments thereto. (2)

3.2	Certificate of Amendment of Certificate of Incorporation. (3)

3.3	Certificate of Amendment of Certificate of Incorporation. (4)

3.4	Amended and Restated Bylaws (5)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350. (*)

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. §1350. (*)

(*)	Filed herein.

(1)	Incorporated herein by reference to Form 8-K filed August 10, 2009.

(2)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-17852) filed October 9, 1987.

(3)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-1 (File No. 33-40678) filed May 17, 1991.

(4)	Incorporated herein by reference to same Exhibit(s), respectively, Registration Statement on Form S-3 (File No. 333-112212) filed January 26, 2004.

(5)	Incorporated herein by reference to Form 8-K filed June 15, 2007.